Form 10-Q
period 2010-11-30
SemiLEDs Corp
filed 2011-01-21
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34992

SemiLEDs Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-2735523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3F, No. 11 Ke Jung Rd., Chu-Nan Site
Hsinchu Science Park, Chu-Nan 350,
Miao-Li County, Taiwan, R.O.C.	350
(Address of principal executive offices)	(Zip Code)

+886-37-586788

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,253,777 shares of common stock, par value $0.0000056 per share, outstanding as of January 10, 2011.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share amounts)

	November 30, 2010	August 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,871	$13,520
Accounts receivable, net of allowance for doubtful accounts of $108 and $101	10,249	7,620
Accounts receivable from related parties	376	73
Inventory	13,295	11,362
Prepaid expenses and other current assets	3,456	2,269
Total current assets	37,247	34,844
Property, plant and equipment, net	41,833	31,929
Intangible assets, net	445	380
Investments in unconsolidated entities	15,785	15,961
Other assets	784	792
TOTAL ASSETS	$96,094	$83,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,626	$2,814
Accrued liabilities	5,248	4,355
Long-term debt, current portion	4,450	1,752
Total current liabilities	14,324	8,921
Long-term debt, net of current portion	3,787	3,786
Total liabilities	18,111	12,707
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0000056 par value—29,071,428 and 29,071,428 shares authorized; 7,486,570 and 7,427,905 shares issued and outstanding as of November 30, 2010 and August 31, 2010	—	—
Convertible preferred stock issuable in Series A to E, $0.0000056 par value—13,718,873 shares authorized; 13,718,852 shares issued and outstanding as of November 30, 2010 and August 31, 2010	—	—
Additional paid-in capital	70,664	70,510
Accumulated other comprehensive income (loss)	2,369	(441)
Retained earnings	4,950	1,130
Total stockholders’ equity	77,983	71,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,094	$83,906

See notes to condensed consolidated financial statements.

SEMILEDS CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except for share and per share amounts)

	Three Months Ended November 30,
	2010	2009

Revenues, net	$13,016	$6,705
Cost of revenues	6,376	4,869
Gross profit	6,640	1,836
Operating expenses:
Research and development	447	571
Selling, general and administrative	1,287	659
Total operating expenses	1,734	1,230
Income from operations	4,906	606
Other expense:
Loss from unconsolidated entities	(222)	—
Interest expense, net	(12)	(5)
Foreign currency transaction loss, net	(576)	(211)
Total other expense, net	(810)	(216)
Income before provision for income taxes	4,096	390
Provision for income taxes	276	27
Net income	$3,820	$363
Net income attributable to common stock:
Basic	$847	$—
Diluted	$884	$—
Net income per share attributable to common stock:
Basic	$0.11	$—
Diluted	$0.11	$—
Shares used in computing net income per share attributable to common stock (Note 9):
Basic	7,455,273	6,873,676
Diluted	7,988,113	7,823,184

See notes to condensed consolidated financial statements.

SEMILEDS CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except for share amounts)

	Class A and B Common Stock		Convertible Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
BALANCE — August 31, 2010	7,427,905	$—	13,718,852	$—	$70,510	$(441)	$1,130	$71,199

Issuance of Class B common stock upon exercise of stock options (unaudited)	58,665	—	—	—	47	—	—	47
Stock-based compensation (unaudited)	—	—	—	—	107	—	—	107
Comprehensive income:
Foreign currency translation adjustment (unaudited)	—	—	—	—	—	2,810	—	2,810
Net income (unaudited)	—	—	—	—	—	—	3,820	3,820

Total comprehensive income (unaudited)								6,630

BALANCE — November 30, 2010 (unaudited)	7,486,570	$—	13,718,852	$—	$70,664	$2,369	$4,950	$77,983

See notes to condensed consolidated financial statements.

SEMILEDS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended November 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,820	$363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,384	1,087
Stock-based compensation expense	107	4
Loss of unconsolidated entities	222	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,426)	(1,410)
Inventory	(1,346)	995
Prepaid expenses and other current assets	(1,198)	(71)
Accounts payable	324	154
Accrued liabilities	682	587
Net cash provided by operating activities	1,569	1,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,240)	(874)
Purchase of investments	—	(581)
Refund from refundable deposits	15	—
Development of intangible assets	(33)	(31)
Net cash used in investing activities	(8,258)	(1,486)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	47	—
Proceeds from line of credit	2,571	410
Proceeds from long-term debt	—	—
Payments of long-term debt	(182)	(108)
Net cash provided by financing activities	2,436	302
Effect of exchange rate changes on cash and cash equivalents	604	242
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,649)	767
CASH AND CASH EQUIVALENTS—Beginning of period	13,520	13,715
CASH AND CASH EQUIVALENTS—End of period	$9,871	$14,482
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued property, plant and equipment	$1,325	$—

See notes to condensed consolidated financial statements.

SEMILEDS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Business

Business—SemiLEDs Corporation (“SemiLEDs”) was established on January 4, 2005 as a Delaware corporation. As of November 30, 2010, SemiLEDs had three wholly owned subsidiaries. The most significant of these is SemiLEDs Optoelectronics Co., Ltd., formerly Semi-Photonics, (“Taiwan SemiLEDs”), which is located in Hsinchu, Taiwan where substantially all research, development, manufacturing and marketing takes place and where substantially all of the assets are held.

The following chart illustrates the relationship and ownership percentages of the Company’s corporate structure and joint venture entities:

SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s customers are primarily located in Asia, Europe and North America.

2.  Material Subsequent Events

Initial Public Offering—On December 8, 2010, the Company sold 5,250,000 shares of common stock at a price of $17.00 per share in an initial public offering (“IPO”). The shares began trading on the NASDAQ Global Market on December 8, 2010. Also on December 9, 2010, the Company’s underwriters exercised their overallotment option to purchase another 787,500 shares of common stock. The $95.5 million in net proceeds from the initial public offering, before deducting offering-related expenses payable by the Company estimated at $4.0 million, were received on December 14, 2010, which was the closing date of the offering. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis, as adjusted for the 14-for-1 reverse stock split described below, and shares of convertible preferred stock are no longer authorized to be issued. The convertible preferred stock converted into 13,718,852 shares of common stock and the Class B common stock converted into 661,334 shares of common stock. Concurrently, the Company increased the number of authorized shares of common stock to 32,142,857 with a par value of $0.0000056 per share.

Reverse Stock Split—On November 13, 2010, the Company’s Board of Directors approved an Amended and Restated Certificate of Incorporation to affect a 14-to-1 reverse stock split of the Company’s common and convertible preferred stock, subject to shareholder consent. This reverse stock split became effective upon shareholder approval and filing of the Amended and Restated Certificate of Incorporation. Accordingly, the common and convertible preferred stock authorized and outstanding, par values, stock option disclosures, net income per share amounts, and other per share disclosures for all periods presented have been adjusted to reflect the impact of this reverse stock split.

3.  Summary of Significant Accounting Policies

                Basis of Presentation—The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable provisions of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, with the SEC on December 9, 2010. The condensed consolidated balance sheet as of August 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of November 30, 2010 and August 31, 2010, the Company’s results of operations for the three months ended November 30, 2010 and 2009, and its cash flows for the three months ended November 30, 2010 and 2009. The results for the three months ended November 30, 2010 are not necessarily indicative of the results to be expected for the year ending August 31, 2011. All references to November 30, 2010 or to the three months ended November 30, 2010 and 2009 in the notes to the consolidated financial statements are unaudited.

Use of Estimates—The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts, inventory valuation, valuation of deferred tax assets, fair value of common stock, stock-based compensation expense, and the carrying amount of property, plant and equipment and intangible assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

Concentration of Supply Risk—Some of the components and technologies used in the Company’s products are purchased and licensed from a limited number of sources. The loss of any of these suppliers may cause the Company to incur additional transition costs, result in delays in the manufacturing and delivery of its products, or cause it to carry excess or obsolete inventory. The Company relies on a third party for the fulfillment of its customer orders, and the failure of this third party to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products, which could adversely affect the Company’s business, financial position, results of operations and cash flows.

Concentration of Credit Risk—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company keeps its cash and cash equivalents with prominent banks and invests only in high-quality fixed income securities. Deposits held with banks may exceed the amount of insurance provided on such deposits.

All of the Company’s revenues are concentrated in sales of LED products. A significant portion of the Company’s revenues are derived from a limited number of customers and sales are concentrated in markets in Asia, particularly in China and Taiwan. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company evaluates the need for a reserve for estimated potential credit losses at each reporting period. For the three months ended November 30, 2010, sales to top ten customers represented 66.2% of the Company’s revenues. Revenues generated from sales to customers in China (including Hong Kong) and Taiwan accounted for 74.9% of the Company’s revenues for the three months ended November 30, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing fair value disclosure requirements. The amendment will require an entity to disclose separately the amounts of significant transfers in and out of Levels I and II fair value measurements and to describe the reasons for the transfers; and to disclose information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs, or Level III inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level II and Level III inputs. The adoption of this amendment will not impact the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g., troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. This guidance became effective for the Company beginning in the first quarter of fiscal 2011. The Company’s adoption of the new accounting guidance did not have an impact on its condensed consolidated financial statements.

4.  Balance Sheet Components

Inventory

Inventory as of November 30, 2010 and August 31, 2010 consists of the following (in thousands):

	November 30, 2010	August 31, 2010

Raw materials	$3,051	$2,610
Work in process	4,340	3,955
Finished goods	5,904	4,797
Inventory	$13,295	$11,362

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2010 and August 31, 2010 consists of the following (in thousands):

	November 30, 2010	August 31, 2010

Buildings and improvements	$11,713	$7,148
Machinery and equipment	35,255	32,492
Leasehold improvements	2,442	2,225
Other equipment	1,301	1,230
Construction in progress	10,067	5,561
Total property, plant and equipment	60,778	48,656
Less accumulated depreciation and amortization	(18,945)	(16,727)
Property, plant and equipment, net	$41,833	$31,929

Purchases of property, plant and equipment as disclosed in the condensed consolidated statement of cash flows for the three months ended November 30, 2010 excluded accounts payable of $1.3 million, which had not been paid as of November 30, 2010.

5.  Investments in Unconsolidated Entities

The Company’s unconsolidated entities are joint ventures that the Company accounts for as investments on an equity or cost method basis. The equity method investments consist of SILQ (Malaysia) Sdn. Bhd. (“SILQ”), Xurui Guangdian Co., Ltd. (“China SemiLEDs”), and SS Optoelectronics Co., Ltd. (“SS Optoelectronics”). The Company’s ownership interest and investments in unconsolidated entities as of November 30, 2010 and August 31, 2010 consist of the following (in thousands, except for percentages):

	Percentage Ownership	November 30, 2010	August 31, 2010

Equity method investments:
SILQ	50%	$370	$433
China SemiLEDs	49%	14,456	14,575
SS Optoelectronics	49%	245	239
Cost method investments	Various	714	714
Total equity in investments of unconsolidated entities		$15,785	$15,961

There have been no dividends received from unconsolidated entities through November 30, 2010.

Equity Method Investments—The following joint ventures are partially owned by the Company or its wholly-owned subsidiaries, however, the Company has determined that it does not control the entities but can exercise significant influence over the operating and financial policies of the joint ventures. The Company accounts for these joint ventures using the equity method of accounting.

In September 2009, the Company, through a wholly owned subsidiary, contributed $570,000 to form SILQ, a joint venture in Malaysia. The Company and the other investor in the joint venture each hold a 50% ownership and voting interest in SILQ’s common stock. The Company entered into the joint venture agreement that established SILQ to design, manufacture and sell lighting fixtures and systems.

In December 2009, the Company entered into an agreement to establish China SemiLEDs in Guangdong, China for the purposes of conducting research and development and producing LED epitaxial wafers and chips to be sold in China. The Company contributed $14.7 million to acquire a 49% ownership interest in China SemiLEDs. The Company also entered into various patent assignment and cross-license agreements with China SemiLEDs, pursuant to which the Company agreed to assign certain patents to China SemiLEDs; grant royalty-free, exclusive and non-transferable licenses with respect to certain other patents to China SemiLEDs for use in manufacturing and selling LED chips in China; and grant China SemiLEDs a royalty-free, exclusive license to use the “SemiLEDs” trademark within China, subject to certain conditions. In return, China SemiLEDs agreed to make a one-time payment of $600,000, which we expect to receive before the end of February 2011; grant the Company a royalty-free, transferable and exclusive license to use the assigned patents globally except in manufacturing LED wafers and chips in China; and license all future patents acquired by China SemiLEDs to the Company for use in manufacturing or selling LED products globally. The patent assignment and cross-license agreements are not contributions to China SemiLEDs and will be accounted for based on the fair value of the assets received.

In December 2009, the Company, through a wholly owned subsidiary, entered into an agreement to contribute $980,000 for a 49% ownership interest in SS Optoelectronics, a joint venture in Taiwan. The investment is payable based upon a payment schedule set forth in the agreement as follows: $245,000 upon signing the agreement, $245,000 after the incorporation of the joint venture and $490,000 upon reaching a certain sales level. As of November 30, 2010, the Company has contributed $245,000. The Company entered into the joint venture agreement that established SS Optoelectronics to facilitate sales of the Company’s LED chips to the other investor in the joint venture. However, the application for entry into the Hsinchu Science Park was rejected by the Hsinchu Science Park Administration because the main purpose of SS Optoelectronics was not for research and development or manufacturing as required under the regulations of the Administration. As such, the Company made a determination to dissolve the joint venture in accordance with the joint venture agreement and sent a notice of termination to the other investor in November 2010. Management does not expect that dissolving this joint venture will have a material impact on the Company’s consolidated financial statements.

As of November 30, 2010, there was no difference between the carrying amount and the underlying equity in the net assets of the Company’s equity method investees. The aggregate fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Cost Method Investments—As of November 30, 2010 and August 31, 2010, the Company holds investments in nonmarketable common stock of three unaffiliated companies with a carrying amount of $714,000. The fair value of these investments is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

6.  Commitments and Contingencies

Operating Lease Agreements—The Company leases plant and office space in Taiwan pursuant to five operating lease agreements with unrelated parties which were noncancellable and which expire at various dates between December 31, 2010 and December 31, 2020. Lease expense related to these noncancellable operating leases was $168,000 and $116,000 during the three months ended November 30, 2010 and 2009. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2010 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
2011 (remainder)	$465
2012	591
2013	655
2014	676
2015	749
Thereafter	1,071
Total	$4,207

Purchase Obligations—The Company had purchase commitments for equipment in the amount of $3.8 million and $6.9 million as of November 30, 2010 and August 31, 2010.

Litigation—The Company is subject to various claims arising in the ordinary course of business. Although no assurance may be given, the Company believes that it is not presently a party to any litigation of which the outcome, if determined adversely, would individually or in the aggregate be reasonably expected to have a material adverse effect on the business, operating results, cash flows or financial position of the Company.

On October 14, 2010, Cree, Inc., or Cree, a competitor and a major manufacturer of LED products, filed a complaint against the Company in the United States District Court of Delaware asserting infringement of certain of their patents. The complaint seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys fees. The Company filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its complaint to add additional United States patents that it alleges the Company has infringed. The Company filed a response to Cree’s motion on December 30, 2010 stating that the Company does not oppose the amendment. Management believes that the Company has meritorious defenses and the Company intends to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, it could have a material adverse effect on the Company’s business and reputation. At this time, the Company is unable to estimate the potential financial impact this action could have on it.

Third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their past, current or future intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business, operating results, cash flows and financial position.

Indemnifications—Under the indemnification provisions of certain of the Company’s distributor agreements, the Company agrees to defend the distributors against third-party intellectual property infringement claims. To date, there have been no material claims under such indemnification provisions.

7.  Common and Convertible Preferred Stock and Stockholders’ Equity

Common Stock—Prior to the initial public offering, the Company’s common stock was divided into Class A and Class B. The designations and rights of the Class A and Class B were identical except for their respective voting rights as the Class A was allowed one vote on all matters subject to a vote of the stockholders and, except as otherwise required by law, the Class B did not have the right to vote. Upon the closing of the initial public offering of the Company’s common stock, the Class B converted into shares of Class A on a one-for-one basis. As of November 30, 2010 and August 31, 2010, the combined authorized shares of common stock in the amount of 29,071,428 consisted of 22,142,857 shares of Class A and 6,928,571 shares of Class B. As of December 8, 2010, the combined authorized shares were increased to 32,142,857 shares of common stock. Shares of common stock issued and outstanding as of November 30, 2010 and August 31, 2010 consist of the following:

	November 30, 2010	August 31, 2010

Class A	6,833,145	6,833,145
Class B	653,425	594,760
	7,486,570	7,427,905

Upon effectiveness of the Company’s registration statement on December 8, 2010, the outstanding convertible preferred stock converted into 13,718,852 shares of common stock and no shares of convertible preferred stock remain outstanding.

8.  Stock-based Compensation

As of November 30, 2010 and August 31, 2010, the Company had one stock-based compensation plan (the “2005 Plan”). In November 2010, the Company’s Board of Directors and its stockholders approved the 2010 Equity Inventive Plan (the “2010 Plan”), discussed further below, which was not effective until after November 30, 2010. The Company’s stock-based compensation expense was $107,000 and $4,000 during the three months ended November 30, 2010 and 2009. The total stock-based compensation expense for each period presented consists of stock-based compensation expense for stock options granted to employees of $60,000 and $4,000 and nonemployees of $9,000 and zero during the three months ended November 30, 2010 and 2009. Stock-based compensation also includes $38,000 and zero for the three months ended November 30, 2010 and 2009 for Series E shares issued as part of an employment agreement related to the Company’s acquisition of SBDI.

Stock Option Plan—A total of 2,714,285 shares of common stock plus any shares reserved and not issued or subject to outstanding grants under the 2005 Plan were reserved for future issuance under the 2010 Plan, which became effective upon the completion of the initial public offering on December 8, 2010. The 2010 Plan provides for the granting of stock options to the Company’s employees, officers, directors and nonemployees.

Determining Fair Value of Stock Options—The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

Expected Term—The expected term represents the period that the Company’s stock options are expected to be outstanding. The expected term for options granted to employees of the Company is derived from historical data on employee exercises and post-vesting employment termination behavior after taking into account the contractual life of the award. The expected term for nonemployee options is equal to the contractual life of the option.

Expected Volatility—The expected volatility was based on the historical stock volatilities of several of the Company’s publicly-traded peers over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Fair Value of Common Stock—Prior to the Company’s initial public offering, the fair value of the common stock underlying the stock options has historically been determined by the Board of Directors. Because there has been no public market for the Company’s common stock, the Board of Directors has determined fair value of the common stock at the time of grant by considering a number of objective and subjective factors including valuations of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, among other factors. The fair value of the underlying common stock was determined by the Board of Directors until the Company’s common stock was listed on the NASDAQ on December 8, 2010.

Risk-Free Interest Rate—The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the related options.

Expected Dividend—The expected dividend has been zero for the Company’s option grants as the Company has never paid dividends and does not expect to pay dividends for the foreseeable future.

Forfeiture Rate—The Company estimates its forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment and, if the actual number of future forfeitures differs from that estimated, the Company may be required to record adjustments to stock-based compensation expense in future periods.

9.  Net Income Per Share of Common Stock

For the calculation of the net income per share of common stock, the Company combined the weighted-average Class A and Class B shares because the respective net income per share amounts are the same and, therefore, the assumed conversion of the Class B into shares of Class A would have no impact on the net income per share of common stock of either class on an individual or combined basis. The following tables set forth the computation of the Company’s basic and diluted net income per share of common stock for the three months ended November 30, 2010 and 2009 (in thousands, except for share and per share amounts):

	Three Months Ended November 30,
	2010	2009

Numerator:
Basic:
Net income	$3,820	$363
8% noncumulative dividends on convertible preferred stock	(1,409)	(363)
Undistributed earnings allocated to convertible preferred stock	(1,564)	—
Net income attributable to common stock, basic	$847	$—

Diluted:
Net income attributable to common stock, basic	$847	$—
Undistributed earnings re-allocated to common stock	37	$—
Net income attributable to common stock, diluted	$884	$—
Denominator:
Basic:
Shares used in computing net income per share attributable to common stock, basic	7,455,273	6,873,676
Diluted:
Shares used in computing net income per share attributable to common stock, basic	7,455,273	6,873,676
Add weighted average effect of dilutive securities:
Stock options	532,840	949,508
Shares used in computing net income per share attributable to common stock, diluted	7,988,113	7,823,184
Net income per share of common stock:
Basic	$0.11	$—
Diluted	$0.11	$—

As described in Note 2, in December 2010 the Company issued 6,037,500 shares of common stock in an initial public offering and the related exercise of the underwriters’ overallotment option and converted all of its outstanding convertible preferred stock to 13,718,852 shares of common stock.  Because these events happened subsequent to the November 30, 2010 balance sheet date, these additional shares of common stock and the impact of the conversion of the convertible preferred stock are not included in the amounts presented in the table above.  In future periods, the impact of these transactions will be included in the determination of the basic and diluted earnings per share.  This impact will include the additional shares of common stock outstanding and the elimination of the need to allocate a portion of the net income to the convertible preferred stock.

The following securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended November 30,
	2010	2009

Convertible preferred stock	13,718,852	12,019,228

10.  Income Taxes

The Company’s income before provision for income taxes for the three months ended November 30, 2010 and 2009 consists of the following (in thousands):

	Three Months Ended November 30,
	2010	2009

Domestic	$(242)	$(97)
International	4,338	487
Income before provision for income taxes	$4,096	$390

The components of the provision for income taxes for the three months ended November 30, 2010 and 2009 consist of the following (in thousands):

	Three Months Ended November 30,
	2010	2009

Current:
Federal	$—	$—
State	—	—
Foreign	265	27
Total current	$265	$27
Deferred:
Federal	$—	$—
State	—	—
Foreign	11	—
Total deferred	$11	$—
Total provision for income taxes	$276	$27

As of November 30, 2010 and August 31, 2010, the Company had $252,000 and $252,000 of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2009 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdiction.

* * * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of SemiLEDs Corporation (“SemiLEDs”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology, growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “estimate,” “should,” “would,” “could,” “can,” “may,” “will,”  “ongoing,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on December 9, 2010 (the “Final Prospectus”), as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Overview

We develop, manufacture and sell LED chips and LED components that we believe are among the industry leading LED products on both a lumens per watt and cost per lumen basis. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting.

We sell blue, green and ultraviolet (UV) LED chips under our MvpLED brand to a customer base that is heavily concentrated in Asia, in particular China, Taiwan and Korea, as well as in Russia. Our operations include both LED chip and LED component manufacturing. Utilizing our patented and proprietary technology, our manufacturing process begins by growing upon the surface of a sapphire wafer, or substrate, several very thin separate semiconductive crystalline layers of gallium nitride, or GaN, a process known as epitaxial growth, on top of which a mirror-like reflective silver layer is then deposited. After the subsequent addition of a copper alloy layer and finally the removal of the sapphire substrate, we further process this multiple-layered material to create individual LED chips.

We produce a wide variety of LED chips, currently ranging from chip sizes of 1520 microns, or µm, by 1520µm to 380µm by 380µm. The majority of our chips are capable of providing over 100 lumens per watt when packaged. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets.

We are a holding company for various wholly owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where substantially all of our assets are held and located, substantially all of our employees are employed and located, and where all of our research and development and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in SBDI, a consolidated entity effective April 1, 2010. We also sell a majority of our LED components through the Taiwan branch office of our wholly owned Delaware subsidiary, Helios Crew, which purchases LED components from Taiwan SemiLEDs and resells them to our customers. We have a 49% interest in China SemiLEDs, a joint venture in China. In addition, we own a 50% interest in SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. We also own a 49% interest in SS Optoelectronics, a joint venture that we formed in Taiwan with one of our customers. With respect to SS Optoelectronics, we made a determination to dissolve the joint venture in accordance with the joint venture agreement and sent a notice of termination to the other shareholder of SS Optoelectronics in November 2010. Each of China SemiLEDs and SILQ is still in an early development stage and has not had any material operations to date.

Our 49% ownership interest in China SemiLEDs is accounted for as an equity method investment and as such is not consolidated for financial reporting purposes. We report our investment in China SemiLEDs on our consolidated balance sheet at cost, after adding or deducting our portion of equity in undistributed earnings or losses. If the fair value of our investment in China SemiLEDs declines below the carrying amount, and the decline is determined to be other-than-temporary, the investment will be written down to fair value. We recognize our proportionate share (based on our percentage ownership) of the net income or loss, as the case may be, from China SemiLEDs under income (loss) from unconsolidated entities in our consolidated statements of income, which include, in addition to the income or loss attributable to China SemiLEDs, our proportionate share of the income or loss from our other two joint venture entities.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or US GAAP, which requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during each reporting period. We continually evaluate these estimates and assumptions based on historical experience, knowledge and assessment of current and other conditions, our expectations regarding our future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.

We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; stock-based compensation; inventory valuation; allowance for doubtful accounts; income taxes; useful life of property, plant and equipment; and impairment of long-lived assets.

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended November 30, 2010 as compared to those disclosed in our prospectus filed with the SEC on December 9, 2010 pursuant to Rule 424(b) under the Securities Act.

Results of Operations

Three Months Ended November 30, 2010 Compared to the Three Months Ended November 30, 2009

Revenues, net

Our revenues increased by approximately 94.1% from $6.7 million during the three months ended November 30, 2009 to $13.0 million during the three months ended November 30, 2010. The $6.3 million increase in revenues reflects a $3.6 million increase in revenues attributable to sales of LED chips and a $2.3 million increase in revenues attributable to sales of LED components.

The increase in revenues attributable to sales of LED chips was due to a 49.7% increase in the volume of LED chips sold and a 6.1% increase in the average selling price of LED chips as we introduced new, higher-priced models starting in December 2009.

The increase in revenues attributable to sales of LED components was due to a 203.2% increase in the volume of LED components sold, offset in part by a 8.7% decrease in the average selling price of LED components due to continued market competition and the general trend of lower average selling prices for products that have been available in the market for some time.

The significant increase in volume of LED chips and LED components sold was primarily due to increased end-user demand as a result of increased economic activity in calendar year 2010, as the global economy began to recover from a significant financial and economic downturn which began in late calendar year 2008 and which continued through most of calendar year 2009, and also due to our ability to ramp up our production capacity and produce LED chips and LED components that met our customers’ demand and technical specifications.

Recovery in government, consumer and corporate spending began to occur in certain countries beginning in the summer of calendar year 2009 and continued to gain pace in each of the quarters in calendar year 2010. We believe that we benefited in particular, as the improvement in economic conditions and increased business activity and growth was more pronounced in countries where a significant majority of our customers are based, such as in the northern Asian countries of Taiwan and China as well as in Russia. We believe that the increase in government spending, in particular, was a result of significant government financial stimulus programs initiated by various governments worldwide.

Gross Profit

Our gross profit increased from $1.8 million during the three months ended November 30, 2009 to $6.6 million during the three months ended November 30, 2010. Our gross margin percentage increased from 27.4% during the three months ended November 30, 2009 to 51.0% during the three months ended November 30, 2010, primarily due to a change in our product mix to higher margin products and improved capacity utilization as we operated at or near full capacity as a result of increased customer demand for our LED chips and LED components, and improved production yields.

Operating Expenses

Research and development. Our research and development expenses decreased by 21.7% from $0.6 million during the three months ended November 30, 2009 to $0.4 million during the three months ended November 30, 2010. The decrease was mainly due to lower research and development expenses in the three months ended November 30, 2010, as we recognized a grant of $0.2 million from the Taiwan Ministry of Economic Affairs, which was recorded as an offset against our research and development expenses.

Selling, general and administrative. Our selling, general and administrative expenses increased by 95.3% from $0.7 million during the three months ended November 30, 2009 to $1.3 million during the three months ended November 30, 2010. The increase was mainly attributable to an increase in salary related expenses of $0.3 million, an increase in professional services expenses of $0.1 million primarily for accounting and legal expenses, and directors’ fees of $0.1 million for the three months ended November 30, 2010. The increase in salary related expenses was primarily due to the hiring of additional employees for sales, marketing and administrative functions to accommodate the growth and increased activity of our business.

Other Income (Expense)

Loss from unconsolidated entities. We did not record any loss from unconsolidated entities during the three months ended November 30, 2009 as we did not have any such investments during that period. We recorded a loss from unconsolidated entities of $0.2 million during the three months ended November 30, 2010, which was attributable primarily to the recognition of our portion of the net loss from SILQ and China

SemiLEDs. These entities are in an early development stage and have not had any material operations to date. The loss recorded from unconsolidated entities was mainly due to administrative and start-up costs incurred by those entities.

Foreign currency transaction gain (loss). We recorded a foreign currency transaction loss of $0.2 million and $0.6 million during the three months ended November 30, 2009 and 2010, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar from time deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Provision for Income Taxes

Income tax expense. We recorded income tax expense of $0.3 million for an effective tax rate of 6.7% in the three months ended November 30, 2010, as compared to income tax expense of $0 for an effective tax rate of 6.9% in the three months ended November 30, 2009. The effective tax rate was lower than corporate statutory income tax rate, which is 17% for Taiwan SemiLEDs, our primary operating subsidiary, as we had tax loss carryforwards, tax credits and tax exemptions to offset corporate income tax payable. The decrease in our effective tax rate was primarily due to an increase in tax-exempted income, as well as an increase in investment tax credits for our investments in township areas in Taiwan with limited resources or with slow development and under the newly enacted Statute for Industrial Innovation.

Liquidity and Capital Resources

Since our inception through November 30, 2010, we have substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As of August 31, 2010 and November 30, 2010, we had cash and cash equivalents of $13.5 million and $9.9 million, respectively, which were predominately denominated in U.S. dollars and consisted of bank deposits and time deposits with a number of commercial banks in Taiwan.

During the year ended August 31, 2010 and the three months ended November 30, 2010, we utilized operating lines of credit with certain banks to fulfill our short-term financing needs. The outstanding balances of these lines of credit were $1.0 million and $3.7 million as of August 31, 2010 and November 30, 2010, respectively. These lines of credit had maturity dates of six to eight months from the date of draw down and bore fixed interest rates ranging from 1.2% to 1.5% during these periods.  Unused amounts on these lines of credit were $4.7 million and $2.6 million as of August 31, 2010 and November 30, 2010, respectively.

As of August 31, 2010 and November 30, 2010, our long-term debt, which includes long-term notes, totaled $4.5 million. These long-term notes carry variable interest rates ranging from 1.7% to 1.8% per annum, are payable in monthly installments, and are secured by our property, plant and equipment. The first note payable requires monthly payments of principal and interest in the amount of $13,000 over the 15-year term of the note with final payment to occur in May 2024 and, as of November 30, 2010, our outstanding balance on this note payable was approximately $1.9 million. The second note payable requires monthly payments of principal and interest in the amount of $28,000 over the five-year term of the note with final payment to occur in August 2014 and, as of November 30, 2010, our outstanding balance on this note payable was approximately $1.2 million. The third note payable requires monthly payments of principal and interest in the amount of $27,000 over the five-year term of the note with final payment to occur in March 2015 and, as of November 30, 2010, our outstanding balance on this note payable was approximately $1.4 million. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

From inception to November 30, 2010, our capital expenditures amounted to $47.7 million, primarily consisting of equipment for the manufacture of LED chips and LED components, including MOCVD reactors, ancillary manufacturing equipment, and buildings, among others. As of August 31, 2010 and November 30, 2010, we had outstanding purchase commitments for major property, plant and equipment of $6.9 million and $3.8 million, respectively. From time to time, we may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to our business. Any such acquisition or investment may require additional capital.

We have incurred significant losses since inception, including net losses of $0.8 million and $3.7 million during the years ended August 31, 2008 and 2009, respectively. For the year ended August 31, 2010 and the three months ended November 30, 2010, we generated net income of $10.8 million and $3.8 million, respectively. We believe that, based on our current level of operations and anticipated growth, the net proceeds from our initial public offering, together with our existing liquidity sources and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months. However, if we are not able to continue to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flow

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended November 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$1,569	$1,709
Net cash used in investing activities	(8,258)	(1,486)
Net cash provided by financing activities	2,436	302

Cash Flows Provided By Operating Activities

Net cash provided by operating activities during the three months ended November 30, 2010 of $1.6 million was primarily attributable to: (i) our net income of $3.8 million and aggregate non-cash charges of $1.7 million, which primarily included depreciation and amortization expenses of $1.4 million; (ii) offset in part by net growth in operating assets and liabilities during the period of $3.9 million, which included a large increase in net accounts receivable and inventory of $2.4 million and $1.3 million, respectively, as a result of higher sales and customer demand over the period, as well as a large increase in prepaid expenses and other current assets of $1.2 million, offset in part by an increase in accrued liabilities and accounts payable of $0.7 million and $0.3 million, respectively.

Net cash provided by operating activities during the three months ended November 30, 2009 of $1.7 million was primarily attributable to: (i) a net income of $0.4 million and aggregate non-cash charges of $1.1 million, which primarily included depreciation and amortization expenses of $1.1 million; (ii) net reduction in operating assets and liabilities during the period of $0.3 million, which primarily included a decrease in inventory of $1.0 million, as well as an increase in accrued liabilities and accounts payable of $0.6 million and $0.2 million, respectively, offset in part by an increase in net accounts receivable of $1.4 million, primarily as a result of higher sales and customer demand over the period.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended November 30, 2010 was $8.3 million, consisting primarily of the purchases of buildings and purchases of machinery and equipment.

Net cash used in investing activities during the three months ended November 30, 2009 was $1.5 million, consisting primarily of the purchases of production machinery and equipment in an amount of $0.8 million and our investment in SILQ of $0.6 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the three months ended November 30, 2010 was $2.4 million, consisting primarily of proceeds from the draw down on lines of credit of $2.6 million, offset in part by payments of long-term debt of $0.2 million.

Net cash provided by financing activities during the three months ended November 30, 2009 was $0.3 million, consisting primarily of the proceeds from issuance of long-term debt of $0.4 million, offset in part by payments of long-term debt of $0.1 million.

Contractual Obligations

The following table sets forth our contractual obligations as of August 31, 2010:

	Payment Due In
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Operating lease agreements	$671	$1,355	$1,505	$1,020	$4,551
Long-term debt, including current portion	1,752	1,459	1,109	1,218	5,538
Purchase obligations for property, plant and equipment	6,919	—	—	—	6,919
Total contractual obligations	$9,342	$2,814	$2,614	$2,238	$17,008

As of November 30, 2010, our total purchase obligations for property, plant and equipment were $3.8 million.  In addition, during the three months ended November 30, 2010, we drew down another $2.6 million from lines of credit and made regular payments on our long-term debt of $0.2 million.

Subsequent to August 31, 2010, we entered into an agreement to purchase the first and second floors of a building at our Hsinchu, Taiwan headquarters for approximately $3.9 million.  The purchase of the first and second floors was approved by the Science Park Administration on October 13, 2010 and we obtained title to such property on November 17, 2010.  Following such transfer of title, our operating lease for the first floor was automatically terminated on November 17, 2010 and we now own the entire building.  As of December 31, 2010, we had paid a total of approximately $3.8 million and expect to pay the balance of the purchase price of approximately $0.1 million before August 31, 2011.

Capital Expenditures

We had capital expenditures of $0.9 million and $8.2 million during the three months ended November 30, 2009 and 2010, respectively. Our capital expenditures consisted primarily of purchases of building, machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and prudently invest in the coordinated expansion of our production capacity.

Off-Balance Sheet Arrangements

During the three months ended November 30, 2010, we did not engage in any off-balance sheet arrangements. We do not have any interest in entities referred to as variable interest entities.

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited consolidated condensed financial statements, see

“Note 3” in the Notes to Condensed Consolidated Financial Statements (unaudited) of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily:

Interest Rate Risk

We had cash and cash equivalents of $9.9 million as of November 30, 2010 which are invested in demand deposits and liquid investments with original maturities of three months or less. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates in the three months ended November 30, 2010 would not have had a material impact on our consolidated financial position, results of operations, or cash flows.

We had long-term debt of $8.2 million as of November 30, 2010 consisting of notes payable of $4.5 million and lines of credit of $3.7 million. Only the notes payable carry variable interest rates and these interest rates, which ranged between 1.2% to 1.5% as of November 30, 2010, are based on annual time deposit notes plus a specific spread. A hypothetical 10% change in the note payable interest rates in the three months ended November 30, 2010 would not have had a material impact on our consolidated financial position, results of operations, or cash flows.

Foreign Currency Exchange Rate Risk

Our non-U.S. subsidiaries have bank deposits and time deposits held in currencies other than their functional currencies, mainly in U.S. dollars. In addition, a portion of our revenues and expenses are currently transacted by our non-U.S. subsidiaries in currencies other than their functional currencies, which are also mostly in U.S. dollars and to a lesser extent in Japanese Yen. Therefore, our exposure to foreign exchange risk primarily relates to currency gains and losses from such deposits held in other currencies and from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our consolidated statements of income. If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected if there were significant negative fluctuations due to changes in these foreign exchange rates.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2010.  The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-

15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Due to the complex technology required to compete successfully in the LED industry, participants in our industry are often engaged in significant intellectual property licensing arrangements, negotiations, disputes and litigation. We are directly or indirectly involved in the following legal proceedings, and from time to time may be named in various other claims arising in the ordinary course of our business:

Cree

On October 14, 2010, Cree, Inc., our competitor and a major manufacturer of LED products, filed a complaint against us and Helios Crew, our wholly owned subsidiary, with the United States District Court for the District of Delaware, alleging that we and Helios Crew have infringed certain of its patents in the United States and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys fees. We and Helios Crew filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its complaint to add additional United States patents that it alleges we have infringed. We and Helios Crew filed a response to Cree’s motion on December 30, 2010 stating that we do not oppose the amendment.  We believe we have meritorious defenses and intend to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, we may be barred from importing or selling our products into the United States and may be subject to damages and penalties. Moreover, Cree has an extensive patent portfolio and we cannot assure you that Cree will not assert additional claims of infringement of its other patents.

Rothschild

In August 2009, Gertrude F. Neumark Rothschild, a retired professor from the United States, filed a complaint with the Intellectual Property Court in Taiwan against us and seven other companies, asserting that the production process we use to manufacture our LED chips infringes her patent in Taiwan. Mr. Trung T. Doan, our chief executive officer, was named a co-defendant. In the complaint, Ms. Rothschild seeks monetary damages and an injunction against future infringement. She alleges that we and Mr. Trung T. Doan, our chief executive officer, are jointly and severally liable. On June 30, 2010, the complaint was dismissed by the court and on July 30, 2010, Ms. Rothschild appealed the decision. On October 28, 2010, a pleading was filed with the Intellectual Property Court in Taiwan by Ms. Rothschild’s attorneys to withdraw her claim for an injunction against future infringement of her patent because such patent had expired on August 15, 2009. We believe the patent in suit is invalid, among other defenses that we have asserted. Ms. Rothschild continues to seek initial monetary damages of NT33.0 million ($1.0 million), although the ultimate amount of the damages if she were to prevail on appeal is unpredictable and has not yet been determined.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk.  You should consider carefully the risks and uncertainties described below, together with all of the other information in this document, including our consolidated financial statements and related notes included elsewhere in this document, before making an investment decision.  Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

We have a limited operating history which makes it difficult for you to evaluate our business, financial condition, operating results and prospects and which impairs our ability to accurately forecast our future performance.

We were incorporated in January 2005 and our first sales of LED chips occurred in November 2005. Our revenue to date has not been significant and we have only recently generated net income. Our limited operating history, combined with the rapidly evolving nature of the LED industry in which we compete, may not provide an adequate basis for you to evaluate our operating and financial results and business prospects. In addition, we only have limited insight into emerging trends that may adversely affect our business, prospects and our operating results. As such, our limited operating history may impair our ability to accurately forecast our future performance.

We have incurred net losses and although we have recorded moderate net income in recent periods, we may again incur net losses in the future and no assurance can be given that we will be able to maintain our recent revenue and net income growth.

We incurred net losses of $0.8 million and $3.7 million for the fiscal years ended August 31, 2008 and 2009, respectively. Although we recorded net income of $10.8 million for the year ended August 31, 2010 and net income of $3.8 million for the three months ended November 30, 2010, no assurance can be given that we can maintain such profitability and we may incur substantial net losses in the future. Our revenue and net income may decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. You should not rely on the revenue or net income growth of any prior quarterly or annual periods as an indication of our future performance. In the past, we have experienced revenue declines and incurred increased net losses. If our future growth fails to meet investor or analyst expectations, the trading price of our common stock may decline significantly and could have a material adverse effect on our business, financial condition and results of operations.

We derive a substantial portion of our revenues from the sale of our LED chips. Our inability to grow or maintain our revenues generated from the sales of LED chips would have a negative impact on our financial condition and results of operation.

A substantial portion of our revenues to date have been derived from the sale of LED chips, our core product. Revenues attributable to the sale of our LED chips represented 88.0%, 77.6% and 77.1% of our revenues in the years ended August 31, 2008, 2009 and 2010, respectively, and 68.3% of our revenue for the three months ended November 30, 2010. Revenues attributable to the sale of our LED components represented substantially all of the remaining portion of our revenues for those periods. We expect to continue to derive a substantial portion of our revenues from the sale of LED chips for the foreseeable future. As such, the continued market acceptance of our LED chips is critical to our continued success, and our inability to grow or maintain our revenues generated from the sales of LED chips would have a negative impact on our business, financial condition and results of operations.

If LEDs fail to achieve widespread adoption in the general lighting market, or if alternative technologies gain market acceptance, our prospects will be materially adversely impacted and we may be unable to maintain our profitability.

Our products are primarily sold for use in LED general lighting applications. Our financial condition, results of operations and prospects substantially depend on increased market acceptance of LEDs in general lighting globally, and in particular in Asia. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting has only recently begun, is still limited and faces significant challenges.

If LED lighting does not achieve widespread acceptance and adoption, or if demand for LED products does not grow as we anticipate, our revenues may decline and our prospects for growth and profitability will be limited. Moreover, if existing sources of light other than LED devices, such as organic light emitting diodes (OLEDs), achieve adoption, or if new sources of light are developed, our current products and technologies could become less competitive or obsolete.

Potential customers for LED general lighting systems may not adopt LED lighting as an alternative to traditional lighting technology because of LEDs’ higher upfront cost. In addition, manufacturers of general lighting systems may have substantial investments and know-how related to their existing lighting technologies, such as traditional incandescent, fluorescent, halogen and high intensity discharge, or HID, lighting devices, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost-effectiveness of LED products. Even if LED lighting continues to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LEDs, lack of widely accepted standards governing LED lighting and customer unwillingness to adopt LEDs in favor of entrenched solutions could significantly limit the demand for LED products. Additional factors that may limit the adoption of LEDs for general lighting include, among others:

•             a significant reduction in or discontinuation of government regulations and economic incentives to promote the development of the LED industry or government regulations that discourage the use of some traditional lighting technologies;

•             changes in economic and market conditions that affect the viability of some traditional lighting technologies, for example declining energy prices that favor existing lighting technologies; and

•             capital expenditures for new and replacement lighting systems by end users of LED products, which may decline during economic downturns.

We operate in highly competitive markets that are characterized by rapid technological changes and declining average selling prices. Competitive pressures from existing and new companies may harm our business and operating results.

Competition in the markets for LED products is intense, and we expect that competition will continue to increase. Increased competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition.

We compete with many LED chip manufacturers and, to a lesser extent, LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Citizen Electronics Co., Ltd., Cree, Inc., or Cree, Epistar Corporation, Everlight Electronics Co., Ltd., Nichia Corporation, Philips (Lumileds), Siemens (Osram) GmbH, or Siemens (Osram), Showa Denko K.K., or Showa Denko, and Toyoda Gosei Co., Ltd., or Toyoda Gosei. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Epistar Corporation, Nichia Corporation, Philips (Lumileds), and Siemens (Osram). Several substantially larger companies, such as Philips (Lumileds), Siemens (Osram) and Toyoda Gosei, compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Micron Technology, Inc., Samsung Electronics Co., Ltd., Sharp Ltd. and Taiwan Semiconductor Manufacturing Co., have recently announced their plans to enter into the LED chip and lighting market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies. For example, Korea has programs to encourage the use of LED lighting and to establish LED-sector companies, which could result in new competitors.

Our existing and potential competitors may have a number of significant advantages over us, including greater financial, technical, managerial, marketing, distribution and other resources, more long-standing and established relationships with our existing and potential customers, greater name recognition, larger customer bases and greater government incentives and support. In addition, some of our competitors have been in operation much longer than we have and therefore may have more long-standing and established relationships with our current and potential customers.

We compete primarily on the basis of our products’ performance, price, quality, and reliability and on our ability to customize products to meet customer needs. However, our competitors may be able to develop more competitive products, respond more quickly to new or emerging technologies, or bring new products to the market earlier. Any failure to respond to increased competition in a timely or cost-effective manner could have a material adverse effect on our business, financial condition, results of operations and prospects.

The market for LEDs has historically been, and we expect will continue to be, highly volatile, which could harm our business and result in significant fluctuations in the market price of our common stock.

Fluctuations in supply and demand for LEDs pose serious risks to our prospects, business and results of operations. Our industry, akin to the semiconductor industry, is highly cyclical and characterized by rapid technological change, rapid product obsolescence, declining average selling prices and wide fluctuations in supply and demand. Our industry’s cyclicality results from a complex set of factors, including, but not limited to:

•         fluctuations in demand for end-products that incorporate LED chips and LED components;

•                              ongoing reductions in the number of LED chips and LED components required per application due to performance improvements; and

•                              fluctuations in the unutilized manufacturing capacity available to produce LED chips and LED components.

As market demand increases, if we are not able to increase our capacity or if we experience delays or unforeseen costs associated with increasing our capacity levels, we may not be able to achieve our financial targets. Alternatively, as market demand decreases or as market supply surpasses demand, we may not be able to reduce manufacturing expenses or overhead costs proportionately. We believe that many of our competitors are, like us, adding MOCVD reactors and related equipment to increase manufacturing capacity. We expect a significant number of MOCVD reactors and related equipment will come on line in the next 12 months and increase LED chip supply. If the expected increase in supply outpaces any increases in future market demand, or if demand decreases, the resulting oversupply could adversely impact our sales and cause us to reduce our prices, which would lower our margins and adversely impact our financial results.

We may be exposed to intellectual property infringement or misappropriation claims by third parties, which could adversely affect our financial condition and results of operations.

Trademark, patent, copyright and other intellectual property rights are critical to our business and the business of our competitors. Our industry is characterized by frequent intellectual property litigation involving patents, trade secrets, copyrights, and mask designs among others. Competitors of ours and other third parties have in the past and will likely from time to time in the future allege that our products infringe on their intellectual property rights. For example, on October 14, 2010, Cree, our competitor and a major manufacturer of LED products, filed a complaint against us and Helios Crew, our wholly owned subsidiary, with the United States District Court for the District of Delaware, alleging that we and Helios Crew have infringed certain of its patents in the United States and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys fees. We and Helios Crew filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its complaint to add additional United States patents that it alleges we have infringed. We and Helios Crew filed a response to Cree’s motion on December 30, 2010 stating that we do not oppose the amendment. We believe we have meritorious defenses and intend to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, we may be barred from importing or selling our products into the United States and may be subject to damages and penalties. Moreover, Cree has an extensive patent portfolio and we cannot assure you that Cree will not assert additional claims of infringement of its other patents. In addition, companies, including Cree and our other primary competitors, have been for several years, and continue to be, devoting substantially greater resources than us in filing for and obtaining patents that potentially affect many aspects of our LED chips and LED components and our business. Any intellectual property claim against us, including any additional claims that may be asserted by Cree or others, could have a material adverse effect on our business, financial condition, reputation and competitive position regardless of the validity or outcome. We believe that, as our visibility within the LED market increases as a result of our initial public offering, the risk that additional infringement claims, with or without merit, will be asserted against us will increase. For example, on November 29, 2010, we received a letter from a law firm in Beijing, Beijing Humane Law Office, on behalf of Mr. Peng Jin, informing us that Mr. Jin may assert claims of infringement by us of a Chinese invention patent held by Mr. Jin. In the event that a lawsuit is filed by Mr. Jin, we intend to defend against such suit vigorously.

Litigation to determine the validity and scope of any claim against us for infringement, misappropriation, mis-use or other violation of third-party intellectual property rights can be highly uncertain because of the complex scientific, legal and factual questions and analyses involved. Defending against any intellectual property infringement claims would likely result in costly litigation, diversion of the attention and efforts of our technical and management personnel and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. As a result of any such dispute, we may be required to develop non-infringing technology, pay substantial damages, enter into royalty or licensing agreements to use third-party technology, cease selling certain products, adjust our marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. If we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected.

The intellectual property rights related to packaging LEDs with phosphors to make white light LED components are particularly complex and characterized by aggressive enforcement of those rights. Many of our competitors and other third parties hold patents or licenses or cross-licenses that relate to phosphors and the use of phosphors in LED packages to make white light LED components. We have sought to minimize the risk that one of our competitors or another third party will assert a claim related to our packaged LED components by marketing these products only in certain countries in which we believe enforcement of intellectual property rights has historically been more limited. We cannot assure you that our belief with respect to the enforcement of rights within those markets is accurate. In addition, if the products we sell in a particular country are subsequently shipped or resold to another country, the intellectual property laws of the country of final destination may also apply to our products. Further, we may be subject to claims if our packaging customers for our LED chips lack sufficient intellectual property rights with respect to their packaging process and related packaging materials. We cannot assure you that our competitors or others will not claim that our LED chips or our LED components infringe their intellectual property rights or that, if such claims are made, we will be able to successfully dispute such claims.

In addition to the Cree complaint, we are currently subject to one additional lawsuit. In August 2009, Gertrude F. Neumark Rothschild, a retired professor from the United States, filed a complaint with the Intellectual Property Court in Taiwan against us and seven other companies, asserting that the production process we use to manufacture our LED chips infringes her patent in Taiwan. In the complaint, Ms. Rothschild seeks monetary damages and an injunction against future infringement. She alleges that we and Mr. Trung T. Doan, our chief executive officer, are jointly and severally liable. On June 30, 2010, the complaint was dismissed by the court and on July 30, 2010, Ms. Rothschild appealed the decision. On October 28, 2010, a pleading was filed with the Intellectual Property Court in Taiwan by Ms. Rothschild’s attorneys to withdraw her claim for an injunction against future infringement of her patent because such patent had expired on August 15, 2009. We believe the patent in suit is invalid, among other defenses that we have asserted. Ms. Rothschild continues to seek initial monetary damages of NT33.0 million ($1.0 million), although the ultimate amount of the damages if she were to prevail on appeal is unpredictable and has not yet been determined.

Intellectual property claims against our customers, including our distributor customers, could subject us to significant costs and materially damage our business and reputation.

From time to time, third parties may assert infringement claims against our customers with respect to our customers’ products that incorporate our technologies or products, and any unfavorable result could impair such customers’ continued demand for our products. For example, Nichia Corporation, or Nichia, filed a lawsuit in Japan against a Japanese subsidiary of Seoul Semiconductor Co., Ltd., or Seoul Semiconductor, which is one of our customers, and another lawsuit in Korea against Seoul Semiconductor. In those two lawsuits, Nichia asserted that our LED chips infringed two patents in Japan and one in Korea. While we were not named as a defendant in either of those lawsuits, we intervened as independent or supplementary parties. Although the Japanese lawsuit was settled, it is still possible for Nichia to file a new lawsuit on the two patents originally at issue in the action in Japan. In addition, although the Korean district court found the patent at issue to be invalid, Nichia’s subsequent appeal and Seoul Semiconductor’s related invalidation action were both withdrawn after the parties entered into a cross-licensing agreement. As such, the invalidity finding by the district court was vacated.

Furthermore, some of our distribution agreements require us to defend and indemnify our distributor customers in the event that they are sued by third parties for intellectual property infringement claims involving the sale or use of our products. There can be no assurance that we will be successful in defending these claims. Our indemnification obligations could increase the cost to us of an adverse ruling in any such action.

Our operating results may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our operating results for a particular period to fall below expectations, resulting in a severe decline in the price of our common stock.

Our quarterly operating results are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past. However, given that we are an early-stage company operating in a rapidly growing industry, those fluctuations may be masked by our recent growth rates and as a result may not be readily apparent from our historical operating results. As such, our past quarterly operating results may not be good indicators of future performance.

In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

•             our ability to retain existing customers, attract new customers and successfully enter new geographic markets;

•             changes in supply and demand and other competitive market conditions, including pricing actions by our competitors and our customers’ competitors;

•             timing of orders from and shipments to major customers and end-customers, including as part of LED project-based orders, and our ability to forecast demand and manage lead times for the manufacturing of our products; and

•            seasonal fluctuations in our customers’ purchasing patterns.

For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance, and our actual revenue and operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have a severe adverse effect on the trading price of our common stock.

We may not be able to effectively expand production capacity or do so in a timely or cost-effective manner, which could prevent us from achieving increased sales, margins and market share.

We plan to continue to expand production capacity at Taiwan SemiLEDs’ manufacturing facilities. In addition, our strategy to capitalize on the potential growth of the LED market in China includes China SemiLEDs. China SemiLEDs is currently constructing manufacturing facilities in Foshan, China and is not yet operational. There are many events that could delay, prevent or impact our ability to increase our capacity in accordance with our plans, or otherwise increase our costs, including shortages or late delivery of building materials and facility equipment, delays in governmental approval, consents, licenses, permits and certifications, labor disputes, availability of space for further build-out or earthquakes or other natural disasters, among others.

Any unanticipated delays in completion of planned expanded facilities at Taiwan SemiLEDs or China SemiLEDs or cost overruns may result in a loss of customers and will have a negative impact on our and China SemiLEDs’ reputation.

Upgrading or expanding existing facilities could also result in manufacturing problems that reduce our yields. For example, in the third fiscal quarter of 2009, we suffered a temporary decrease in our yields after we moved our manufacturing facilities in Taiwan to a new location to increase manufacturing capacity. Yields and utilization rates below our target levels could negatively impact our gross profit.

Our plan to expand production capacity requires a significant amount of fixed cost as it will require us to add and purchase manufacturing lines, equipment and additional raw materials and other supplies. If we are not able to recoup these costs through increased sales and profits, our business, financial condition and results of operations could be materially and adversely affected.

We may have difficulty managing our future growth and the associated increased scale of our operations, which could materially and adversely affect our business and operating results.

We have experienced a period of significant growth since our inception and expect to continue to expand our business and operations. We intend to continue to expand our manufacturing capacity and operations in Taiwan. In addition, China SemiLEDs will have to complete the build-out of the manufacturing facilities, purchase equipment and hire technical and managerial personnel, install LED chip manufacturing lines, install financial and administrative equipment and software and commence operations and begin to market and sell products.

Our future expansion plans, in particular those in China, may place a significant strain on our managerial, administrative, operational, technological and financial resources. In order to manage our growth, we must continue to hire, recruit and manage our workforce effectively as well as implement adequate controls and reporting systems and procedures in a timely manner. If we fail to manage our growth, we may encounter, among other things, delays in production and operational difficulties. Moreover, additional capital investments will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term.

In order to effectively support our growth and meet customer demand, we must also continue to:

•                  maintain adequate manufacturing facilities and equipment;

•                  secure and maintain sufficient and stable supplies of raw material;

•                  continue to expand our research and development, sales and marketing, technological and distribution capabilities;

•              enhance the skills and capabilities of our key personnel and hire additional experienced senior level managers and technical personnel; and

•              attract and retain qualified employees.

If we are unable to effectively manage our growth and the associated increased scale of our operations, our financial results, financial condition, business or prospects could be harmed significantly.

Sales of our products are concentrated in Asia, particularly in China and in Taiwan. Adverse developments in these markets could have a material and disproportionate impact on us.

Our revenues are highly concentrated in markets in Asia, particularly in Taiwan and China. Revenues generated from sales of our LED chips and LED components to Taiwan and China (including Hong Kong) accounted for 65.4%, 79.0%, 75.9% and 74.9% of our revenues for the years ended August 31, 2008, 2009, and 2010, and the three months ended November 30, 2010, respectively. As a result of our revenue concentration in these two markets, economic downturns, changes in governmental policies and increased competition in China or Taiwan could have a material and disproportionate impact on our revenues, operating results, business and prospects.

We may not succeed in cost-effectively producing LED chips using larger wafer sizes.

We expect to have to continually develop new technologies that allow us to produce LED chips using larger wafer sizes. Larger wafer sizes enable us to improve our production capacity, which can reduce the per-unit costs of our products and allow us to compete more effectively against companies that already possess or are developing such technologies. We are currently producing chips based on 2.5” wafer sizes. Although we have plans to migrate to commercial production based on 4” wafers and to commence research and development or testing for the manufacture of 6” wafers in the next 12 months, we do not have any experience in the commercial production of LED chips using 4” or 6” wafers.

Larger wafers are significantly more expensive to manufacture than smaller wafers and generally have physical attributes and properties that make it materially more difficult to process efficiently for the manufacture of LED chips with yield and consistency that may not justify the high cost of the wafer. While we have invested and will continue to invest in process technologies and know-how to manufacture LED chips using 4” wafers and we expect to commence research and development to manufacture chips using 6” wafers, no assurance can be given that we will be successful in doing so. Even if we develop the technology and know-how necessary to successfully manufacture LED chips using larger wafer sizes, there could be shortages of MOCVD reactors that are capable of producing LED chips on these larger wafer sizes. For example, there are currently very few suppliers that manufacture MOCVD reactors capable of producing LED chips on 4” or greater size wafers. Several of our competitors, such as Cree, Philips (Lumileds) and Siemens (Osram), have begun manufacturing LED chips based on 4” wafers. If we are unable to cost-effectively migrate to larger wafer sizes, or if these and other manufacturers succeed in developing cost-effective 4” and 6” wafer technology before we do, our financial condition, results of operations, competitiveness and prospects will be materially and adversely affected.

Variations in our production yields and limitations in the amount of process improvements we can implement could impact our ability to reduce costs and could cause our margins to decline and our operating results could suffer.

Our products are manufactured using technologies that are highly complex. The number of saleable chips, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

•              variability in our process repeatability and control;

•              contamination of the manufacturing environment;

•              equipment failure, variations in the manufacturing process, or power outages;

•              lack of consistency and adequate quality and quantity of components and raw materials;

•              losses from broken wafers, inventory damage or human errors;

•              defects in packaging either within our facilities or at our subcontractors; and

•              any transitions or changes in our production process, planned or unplanned.

Introduction of new products and manufacturing processes are often characterized by lower yields in the initial commercialization stage. LED chip and component manufacturing is complicated and consists of many layers of complex materials that must interact with each other. In addition, when we introduce new products and processes we often use new chemical solutions and chemical compounds which we have less experience with. We must analyze how the various solutions, compounds and layers of materials interact with each other and perform as parts of the LED chip structure. It takes time for us to analyze the data from our initial manufacturing runs and optimize our processes, and over time we generally achieve higher yield rates as we gain more experience with the product or processes. In the past, we have experienced difficulties in achieving acceptable yields when introducing new products or new manufacturing processes, which has adversely affected our operating results. For example, during the second quarter of fiscal year 2010, we introduced a high-performance LED chip product using a different design with a larger chip size, which required us to modify certain aspects of our manufacturing process to achieve optimal sizing and alignment of various layers, which are critical steps in our manufacturing process. During the early stages of introducing this product, sub-optimal parameters employed in our manufacturing process caused us to experience yields lower than those of our mature products. Over time, we improved these parameters, such as the sizing and alignment of various layers, and were able to improve our yield on this high-performance product. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our business.

In some instances, we may offer products for future delivery at prices based on planned yield improvements or increased cost efficiencies from other production advances. Failure to achieve these planned improvements or advances could significantly affect our margins and operating results.

If we are unable to implement our product innovation strategy effectively, our business and financial results could be materially and adversely affected.

As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and improve our manufacturing efficiencies. In particular, as the LED industry develops and technical specifications and market standards change, we must continue to innovate and develop competitive products that are accepted by the marketplace. Our existing or potential customers could develop, or acquire companies that develop, products or technologies that may render our products or technologies obsolete or noncompetitive. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to achieve technological breakthroughs, introduce new products that are commercially viable and meet rapidly evolving customer requirements, and keep pace with evolving technological standards and market development, we may experience reduced market share and our ability to compete may be adversely impacted. If we are unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or respond to competition.

Some of our packaging customers may reduce orders if they perceive us as competing with them and we may face challenges further expanding our LED components business. In addition, our strategy of marketing our LED components in jurisdictions with limited intellectual property enforcement regimes may limit the markets where we can sell our LED components and may subject our intellectual property rights to infringement.

We have recently expanded our sales of LED components and plan to continue to focus on increasing such sales in the future. As we continue to expand our LED components business, some of our packaging customers may perceive us as a competitor and may reduce or cease purchasing our LED chips. If such reduction in orders occurs faster than our growth in our LED components business or if future demand for these products does not grow, our business, financial condition and results of operations could be materially and adversely affected.

In addition, we face challenges in further expanding our LED components business because it involves processes and technologies that are significantly different from our manufacturing processes for LED chips, which has been our core product to date. For example, although still in early stages of development, we are developing advanced level LED component manufacturing techniques, such as processes that allow us to manufacture wafer level packaging. However, we have not yet produced wafer level packaging commercially or in any significant volumes, and may not be able to do so. If we are not able to further develop our LED components business or if competitors create or adopt more advanced packaging technologies than ours, then our business, financial condition and results of operations could be materially and adversely affected.

Our distribution strategy limits the sales of our LED components as we are selling only in countries that may not necessarily have the highest demand or market potential. The intellectual property rights related to LED components are particularly complex and characterized by aggressive enforcement of those rights. To minimize the likelihood that one of our competitors or another third party will assert a claim related to our LED components, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has historically been more limited as identified below, because we believe that, given our early stage of development, it is important for us to consciously manage our exposure to litigation. Any such litigation, whether with or without merit, could divert our management, financial and other resources away from our business and thereby have a negative impact on our continued development and growth. Consistent with this strategy, we currently limit sales of our LED components to distributors and end-customers in China, Taiwan, Russia and Malaysia. We do not currently sell our LED components in all countries that meet, what we believe to be, an acceptable litigation risk profile. We currently believe that Mexico, South Africa and Vietnam, in which we do not currently sell our products, also meet our litigation risk profile for the sale of our LED components. However, we may not be able to identify additional countries that we find to be suitable markets for these products. We have considered the potential loss of revenues and income that we may suffer as a result of our strategy to sell only in certain select countries and have concluded that, on balance, the potential loss of such revenues and income is not outweighed by the potential litigation risks. Also, there can be no guarantee that, by selling our LED components into these countries, we have not exposed our intellectual property rights, including our patents, to infringement by others. With respect to any potential infringement of our patents and other intellectual property rights by others in countries where we currently sell our LED components, we have considered the potential loss of revenues and income that we may suffer associated with such sales and have made a business judgment that the benefits outweigh any potential loss. In addition, if the countries in which we currently sell our LED components increase their enforcement of intellectual property rights, the risk of litigation would materially increase and our ability to continue to sell our LED components in these markets may be materially and adversely affected. Sales of our LED components and our other products may also be limited in the event that they are subsequently shipped or otherwise resold in a country and a claim is brought against us or our customer pursuant to the intellectual property laws of the country of final destination.

We derive a substantial portion of our revenues from a limited number of customers and generally do not enter into long-term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results and financial condition.

We derive a significant portion of our revenues from a limited number of customers. For the three months ended November 30, 2010, our top ten customers represented 66.2% of our revenues. Some of our largest customers have changed from year to year primarily as a result of our limited operating history, rapid growth, broadening customer base, and the timing of discrete, large project-based purchases. For the three months ended November 30, 2010, sales to our three largest customers, in aggregate, accounted for 42.4% of our total revenues.

The sales cycle from initial contact to confirmed orders with our customers is typically long and unpredictable. We typically enter into individual purchase orders with large customers, which can be altered, reduced or cancelled with little or no notice to us. We do not generally enter into long-term commitment contracts with our customers. As such, these customers may alter their purchasing behavior and reduce or cancel orders with little or no notice to us. Consequently, any one of the following events may cause material fluctuations or declines in our revenues:

•                  reduction, delay or cancellation of orders from one or more of our major customers;

•                  loss of one or more of our major customers and our failure to identify additional or replacement customers; and

•                  failure of any of our major customers to make timely payment for our products.

We rely on certain key personnel. The loss of any of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business.

Our future success depends on the continued service and performance of our key personnel, including in particular Trung T. Doan, our chief executive officer, and Dr. Anh Chuong Tran, our chief operating officer. We do not maintain key man insurance on any of our officers or key employees.

If any of Mr. Doan, Dr. Tran or others of our key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them readily or on terms that are reasonable, if at all. As such, the loss of Mr. Doan, Dr. Tran or other key personnel, including other key members of our management team and certain of our key marketing, sales, product development or technology personnel, could significantly disrupt our operations and prevent the timely achievement of our development strategies and growth, which would likely have an adverse effect on our financial condition, operating results and prospects. Moreover, we may lose some of our customers if any of our officers or key employees were to join a competitor or form a competing company. The loss of the services of our senior management for any reason could adversely affect our business, operating results and financial condition.

In addition, competition for experienced employees in our industry can be intense, and we may not be successful in recruiting, motivating or retaining sufficiently qualified personnel on terms that are reasonable, or at all. In particular, China SemiLEDs may face difficulties recruiting and retaining suitable employees in sufficient numbers and it may need to invest significant time and resources to train personnel to perform the necessary manufacturing, senior management and administrative functions.

The marketing and distribution efforts of our third-party distributors may not be effective, which could negatively affect our ability to expand our business outside of Taiwan and China and damage our brand reputation.

We market and sell our products through third-party distributors in certain markets such as China, Japan and South Korea. We rely on these distributors to service end-customers, and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and revenues from such countries and damage our brand reputation.

We do not control the activities of our distributors with respect to the marketing and sales of and customer service support for our products. Therefore, the reputation and performance of our distributors and the ability and willingness of our distributors to sell our products, uphold our brand reputation for quality, by providing, for example, high quality service and pre- and post-sales support, and their ability to expand their businesses and their sales channels are essential to the future growth of our business and has a direct and material impact on our sales and profitability in such jurisdictions. Also, as with our individual customers, we do not have long-term purchase commitments from our distributor customers, and they can therefore generally cancel, modify or reduce orders with little or no notice to us. As a result, any reductions or delays in, or cancellations of, orders from any of our distributors may have a negative impact on our sales and budgeting process.

In addition, we have entered and may from time to time enter into exclusivity or other restrictions or arrangements of a similar nature as part of our agreements with our distributors. For example, we entered into a distribution agreement with Nanoteco Corp., or Nanoteco, in December 2006, pursuant to which we have appointed Nanoteco as the exclusive distributor of our LED chips to specified customers. The distribution agreement with Nanoteco was originally effective for a term of two years and, in accordance with the agreement, has been automatically extended every December for additional one year terms. The agreement may be terminated at either party’s discretion with 60 days’ prior written notice and may be terminated for cause immediately upon written notice. We also entered into a collaboration and distribution agreement with Intematix in April 2007, pursuant to which we have appointed Intematix as the exclusive distributor of our LED chips and related products to certain approved customers within China. The distribution agreement with Intematix was originally effective for a term of three years and, in accordance with the agreement, has been automatically extended every April for additional one year terms. The agreement may be terminated at either party’s discretion with 60 days’ prior written notice and may be terminated for cause immediately upon written notice. Such restrictions or arrangements may significantly hinder our ability to sell additional products, or enter into agreements with new or existing customers or distributors that plan to sell our products, in certain markets, which may have a material adverse effect on our business, financial condition and results of operations.

Moreover, we may not be able to compete successfully against those of our competitors who have greater financial resources and are able to provide better incentives to distributors, which may result in reduced sales of our products or the loss of our distributors. The loss of any key distributor may force us to seek replacement distributors, and any resulting delay may be disruptive and costly.

We are highly dependent on our customers’ ability to produce and sell products incorporating our LED products. If our customers are not successful, our operating results could be materially and adversely affected.

Our customers incorporate our LED products into their products. As such, demand for our products is dependent on demand for our customers’ end-products that incorporate our LED products and our customers’ ability to sell these products. The general lighting market has only recently begun to develop and adopt standards for fixtures that incorporate LED devices. If the end-customers for our products are unable to manufacture fixtures that meet these standards, our customers’ sales, and consequently our sales, will suffer.

With respect to our LED chips, substantially all of our sales are to packagers or distributors, who in turn sell to packagers, a substantial portion of which is used in LED general lighting applications. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers such as lighting fixture manufacturers. Our distributors resell our LED chips either to packagers or to end-customers. General lighting applications typically require white lighting whereas we typically sell blue chips or chips with other non-white color characteristics. Therefore, our customers coat our LED chips with an appropriately colored phosphor that converts the LED light emission into the desired color. Sales of our LED chips are highly dependent upon our customers’ ability to procure high quality phosphors, develop high quality and highly efficient white LED components and obtain the necessary intellectual property rights, such as the rights to use various phosphors. Even if our customers are able to develop competitive white LED components using our LED chips, there can be no assurance that our customers will be successful in the marketplace.

With respect to the sale of our LED components, a majority of our sales are to distributors, who sell to end-customers, or directly to end-customers. Sales by end-customers of our products are generally dependent on their ability to develop high quality and highly efficient lighting products and require complex designs and processes, including thermal design, optical design and power conversion.

If our intellectual property, including our proprietary technologies and trade secrets, are not adequately protected to prevent mis-use or misappropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be materially and adversely affected.

Our future success and competitive position depends in part on our ability to protect our intellectual property, including proprietary technologies and trade secrets. In particular, we have developed advanced capabilities and proprietary know-how in sapphire reclamation, gallium nitride, or GaN, epitaxial growth, copper alloy technology, nanoscale surface engineering and vertical LED structure technology that are critical to our business. We rely, and expect to continue to rely, on a combination of confidentiality and license agreements with our employees, licensees and third parties with whom we have relationships, and trademark, copyright, patent and trade secret protection laws, to protect our intellectual property, including our proprietary technologies and trade secrets.

There can be no assurance that the steps we have taken or plan to take in the future are adequate to protect our intellectual property, including our proprietary technologies and trade secrets. We currently have 41 patents issued and 39 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. We also have 45 patents issued and 87 patents pending before patent and trademark offices outside the United States. Of these 86 issued patents, 25 patents expire between the years 2016 and 2020, 42 patents expire between the years 2021 and 2025, and the remaining patents expire between the years 2026 and 2035. Fifty-nine of our issued patents are design patents and nine of our pending patents are design patents.  We expect to continue to seek patent and trademark protection for our technologies and know-how. However, we will only be able to protect such technologies and know-how from unauthorized use by third parties to the extent that valid, protectable and enforceable rights cover them. We cannot be certain that our patent and trademark applications will lead to issued patents being issued and registered trademarks being granted in a timely manner, or at all. Even if we are successful in obtaining such rights, the intellectual property laws of other countries in which our products are sold or may in the future be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. For example, China currently is thought to afford less protection to intellectual property rights generally than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability as regards unauthorized disclosure or use of our intellectual property and undermine our competitive position. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in LED-related industries are uncertain and still evolving, both in the United States and in other countries. Moreover, the contractual agreements that we enter into with employees, licensees and third parties to protect our intellectual property and proprietary rights afford only limited protection and may not be enforceable.

We also expect that the more successful we are, the more likely it will be that competitors will try to develop or patent similar or superior technologies, products and services. In the event that our competitors or others are able to obtain knowledge of our know-how, trade secrets and technologies through independent development, our failure to protect such know-how, trade secrets and technologies and/or our other intellectual property and proprietary rights may undermine our competitive position. In addition, third parties may knowingly or unknowingly infringe our trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights or determine the validity and scope of our proprietary rights. Any such litigation could be very costly and could divert management attention and resources away from our business, and the outcome of such litigation may not be in our favor. If the protection of our intellectual property, including our proprietary technologies and trade secrets, is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operation. Any of these events may have a material adverse effect on our business, financial condition, reputation and competitive position.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

To protect a substantial amount of our technologies, we have chosen to rely primarily on trade secrets law rather than seeking protection through patents. Trade secrets are inherently difficult to protect. In order to protect our intellectual property rights, including our proprietary technologies and trade secrets, we rely in part on security measures, as well as confidentiality agreements with our employees, licensees and other third parties. These measures and agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. While we believe we use reasonable efforts to protect our trade secrets, we could potentially lose future trade secret protection if any unintentional or willful disclosure by our directors, employees, consultants or contractors of such information occurs, including disclosure by employees during or after the termination of their employment with us, in particular if they were to join one of our competitors. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

The reduction or elimination of government investment in LED lighting or the elimination of, or changes in, policies in certain countries that encourage the use of LEDs over some traditional lighting technologies could cause demand for our products to decline, which could materially and adversely affect our revenues, profits and margins.

We believe the near-term growth of the LED market will be driven in part by government policies in certain countries that either directly promote the use of LEDs or discourage the use of some traditional lighting technologies. Examples of these policies include a regulation adopted by the European Union to phase out inefficient lighting technologies, such as incandescent bulbs and conventional halogen bulbs, from the EU market within three years starting in September 2009, the Energy Independence and Security Act of 2007 in the United States, which applies stringent constraints on the sale of incandescent lights beginning in 2012, the LED street lighting plan in China that calls for one million LED street lights to be installed in China before the end of 2011, and programs instituted by Korea to promote the use of LED-based lighting products and to help establish and promote LED companies. Today, the upfront cost of LED lighting exceeds the upfront cost for some traditional lighting technologies that provide similar lumen output in many applications. However, for environmental reasons, among others, some governments around the world have used policy initiatives to accelerate the development and adoption of LED lighting and other non-traditional lighting technologies that are seen as more environmentally-friendly compared to some traditional lighting technologies. Reductions in, or eliminations of, government investment and favorable energy policies could result in decreased demand for our products and decrease our revenues, profits, margins and prospects.

We will be required to assess our internal control over financial reporting on an annual basis and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a management report that assesses the effectiveness of our internal control over financial reporting in our annual report on Form 10-K beginning with our annual report for the fiscal year ending August 31, 2012.  In addition, our independent registered public accounting firm will be required to attest to and report on the effectiveness of our internal control over financial reporting.  Our testing, or the subsequent testing by our independent registered public accounting firm that must be performed may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, which we will be required to disclose.  Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management resources and time on compliance related issues.  If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we may be subject to sanctions or investigations by regulatory agencies such as the SEC.  In addition, failure to meet the requirements of Section 404 or to disclose any material weakness may cause

investors to lose confidence in our financial statements and the trading price of our common stock may decline.   Moreover, if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, we may be subject to sanctions or investigation by regulatory authorities, including the SEC and the The Nasdaq Stock Market, and our stated results of operations and reputation may be materially and adversely affected.

Our gross margins could fluctuate as a result of changes in our product mix and other factors, which may adversely impact our operating results.

We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell in any given period. If our sales mix shifts to a greater percentage of LED components, our average selling prices could be higher. However, LED components generally have lower margins than our LED chips, and therefore our overall gross margin levels would be adversely impacted.

Increased competition and the adoption of alternatives to our products, more complex engineering requirements, lower demand, over-capacity in the market and other factors may also lead to price erosion and, as a result, lower product margins and lower revenues. For example, some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. We anticipate our competitors will continue to implement such competitive strategies from time to time in the future.

We may undertake joint ventures, investments, acquisitions and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

We have grown our business in part through strategic alliances and acquisitions. For example, we formed China SemiLEDs in January 2010 to focus on the growing market in China and we acquired SBDI in April 2010 to process LED chips into LED components. We may in future continue to grow our operations in part by entering into joint ventures, undertaking acquisitions or establishing other strategic alliances with third parties in the LED and LED-related industries. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions.

Our existing joint ventures and acquisitions and any future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty and potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, acquisition or other strategic alliance may not materialize or may not advance our business strategy, may fall short of expected return-on-investment targets or may not prove successful or effective for our business.

We may need to raise additional debt funding or sell additional equity securities to enter into such joint ventures or make such acquisitions. However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

Any undetected defects in our products may harm our sales and reputation and adversely affect our manufacturing yields.

The manufacture of LED chips is highly complex, requiring precise processes in a highly controlled and sterile environment using specialized equipment. We manufacture our LED products to meet customer requirements with respect to quality, performance and reliability. Although we utilize quality control procedures at each stage of our manufacturing process, our products may still contain defects that are undetected until after they are shipped or inspected by our customers. Unsatisfactory performance of or defects in our products may cause us to incur additional expenses, including costs in relation to product warranties, cancellation and rescheduling of orders and shipments, and product returns or recalls. Failure to detect and rectify defects in our products before delivery could subject us to product liability claims and harm our credibility and market reputation, which could materially adversely affect our business and results of operations.

In addition, we do not currently have fully automated manufacturing processes, which could potentially introduce contaminants to the production processes through human error. Defects or other difficulties in the manufacturing process can prevent us from achieving maximum capacity utilization, which is the actual number of wafers that we are able to produce in relation to our capacity, and acceptable yields of quality LED chips from those wafers.

We rely on a limited number of key suppliers for certain key raw materials and equipment. The loss of key suppliers may have a material adverse effect on our business.

There are a limited number of companies which supply certain of the specialized raw materials that are important to the manufacture of our products as well as a very limited number of manufacturers of equipment that are critical to our operations. We generally enter into spot purchase orders with our suppliers and do not have long-term or guaranteed supply arrangements with any of them. We purchase sapphire products, the key wafer material used in the manufacture of our LEDs from a limited number of suppliers. A major shortage of sapphire wafers would impair our ability to meet our production needs resulting in increased costs.

We also purchase gases, photo chemicals and other materials from various suppliers on the spot market. For example, there are currently supply constraints in the market for Trimethylgallium and other Organo-metallic material, which is used for MOCVD growth of GaN, Aluminium Gallium Nitride, or AlGaN, and Indium Gallium Nitride, or InGaN, layers on sapphire. Although those constraints have not yet had a impact on our ability to procure supply, continued supply constraints could have a negative impact on us if supply does not increase over the next year. Additionally, we use metals such as copper alloy and other commodities in our manufacturing process. The price volatility of such materials may make our procurement planning challenging. If the prices of materials increase it may adversely affect our operating margins. Although these materials are generally available and are not considered to be specialty chemicals, our inability to procure such materials in volumes and at commercially reasonable prices could result in a material adverse effect on our business, financial condition and results of operations.

Furthermore, the global LED chip manufacturing industry currently relies on only a few manufacturers of MOCVD reactors. Because the MOCVD reactor is the key equipment used to produce LED chips, a significant increase in demand for production capacity could place significant pressure on these equipment manufacturers. These equipment manufacturers may not be able to timely meet such demand. In addition, there are varying lead times of up to six months or more for MOCVD reactors. In the event that we are unable to procure sufficient equipment for our planned capacity expansions, planned migration to larger wafer sizes and, in particular, for China SemiLEDs’ new 4” manufacturing facility, our business, financial condition and results of operations would be materially adversely affected.

If any of our key raw material and equipment suppliers fails to meet our needs on time or at all, we may not be able to procure replacement supplies from other sources on a timely basis or on commercially reasonable terms and our production may be delayed or interrupted, which could impair our ability to meet our customers’ needs and damage our customer relationships.

Unfavorable economic or global market conditions are likely to continue to have a negative impact on our business, financial condition and results of operations.

The recent economic downturn in the United States and international markets has led to slower economic activity, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and diminished liquidity and credit availability in many financial markets. In addition, the global economic recession has led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. Continued weak economic conditions and further adverse trends in general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation have in the past and may again in the future cause consumer spending to decline further, reduce demand for and prices of our products and our customers’ products, affect the prices and availability of raw materials, and limit our ability to obtain financing for our operations. Furthermore, our customers may be unable to access capital efficiently, or at all, which could adversely affect our financial condition by resulting in product delays, increased defaults in accounts receivables and increased inventory exposures. Any unfavorable economic or market conditions could have a material adverse effect on our business, financial condition and results of operations.

Our operations depend on an adequate and timely supply of electricity and water.

We consume a significant amount of electricity and water in our manufacturing process. We may experience future disruptions or shortages in our electricity or water supply, which could result in a drop in or loss of throughput and product yield or even the loss of an entire production run, depending on the duration of disruption or shortage. Although we maintain generators and other backup sources of electricity, these replacement sources are only capable of providing effective backup supplies for limited periods of time. We do not currently have any alternative sources of water nor do we retain backup tanks. We cannot assure you that we will not experience disruptions or shortages in our electricity or water supply or that there will be sufficient electricity and water available to us to meet our future requirements. Any material disruption could significantly impact our normal business operations, cause us to incur additional costs and adversely affect our financial condition and results of operations.

Our operations involve the use of hazardous materials and we must comply with environmental laws, which can result in significant costs, and may affect our business and operating results.

Our research and development and manufacturing activities involve the use of hazardous materials, including acids, adhesives and other industrial chemicals. As a result, we are subject to a variety of environmental, health and safety laws and regulations governing the use, storage, handling, transportation, emission, discharge, exposure to, and disposal of such hazardous materials. Compliance with applicable environmental laws and regulations in each of the jurisdictions in which we operate can be costly, and there can be no assurance that violations of these laws will not occur in the future as a result of human error, accident, equipment failure, or other causes. Liability under environmental and health and safety laws can be joint and several, and without regard to fault or negligence. The failure to comply with past, present, or future laws could subject us to increased costs and significant fines and penalties, damages, legal liabilities, suspension of production or operations, alteration of our manufacturing facilities or processes, curtailment of our sales and adverse publicity. Any of these events could harm our business and financial condition. In addition, China SemiLEDs is required to obtain the relevant approvals from PRC environmental protection authorities prior to commencing commercial operations at its manufacturing facility, and there can be no assurance that it will be able to obtain such approvals in a timely manner, or at all.

Furthermore, environmental protection and workplace safety regulations may become more stringent in the future, and although we cannot predict the ultimate impact of any such new laws, they may impose greater compliance costs or result in increased risks or penalties, which could harm our business. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses associated with such laws and regulations. As our industry continues to evolve, we may be required to evaluate and use new materials in our manufacturing process that may be subject to regulation under existing or future environmental laws and regulations, and our use of such new materials may be restricted. Any such restriction could require us to alter our manufacturing processes or increase our expenses. If we fail to comply with current and future environmental laws and regulations, whether intentional or inadvertent, we may be required to pay fines and other liabilities to the government or third parties, suspend production or even cease operation.

We have operations and sales in various jurisdictions globally, which may subject us to increasingly complex taxation laws and regulations.

As a multinational organization with operations and sales in various jurisdictions, we may be subject to taxation in such jurisdictions. The various tax laws and regulations are becoming increasingly complex, with the interpretation and application of such laws and regulations becoming more challenging and uncertain. We may be subject to additional taxes, fines and penalties to the extent we are not correct in our interpretation and the amount of taxes we declare and pay. In addition, given the global economic slowdown and continued recession as well as high government debt levels of many countries, there is an increasing likelihood that the amount of taxes we pay in these jurisdictions could increase substantially. Any such events would have a material impact on our reputation, financial condition and results of our operations.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.

We conduct operations world-wide through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Proposed and enacted U.S. federal income tax legislation could negatively impact our effective tax rate.

Recent changes to U.S. tax law as well as other proposed tax legislation that could be enacted in the future could substantially impact the tax treatment of our non-U.S. earnings. These proposed and enacted changes include limitations on the ability to claim and utilize foreign tax credits and deferral of interest expense deductions until non-U.S. earnings are repatriated to the United States.

Such legislation could negatively impact the amount of taxes payable in the United States and our effective tax rate and adversely affect our results of operations.

Risks Related to Our Investment in China SemiLEDs

We may not be successful in executing our China strategy through China SemiLEDs.

Given the significance of the China market as part of our business strategy, our net income growth and overall growth prospects are significantly dependent on the success of China SemiLEDs. We established China SemiLEDs in January 2010. It is still in an early development stage, has not commenced operations, and we expect its manufacturing facilities will not be operational until after January 2011. China SemiLEDs is the first operating entity we have established in China and we have not had prior experience in establishing, constructing and managing design, manufacture and sales operations of the scale that is contemplated at China SemiLEDs. China SemiLEDs may not be able to complete construction of its manufacturing facilities on a timely basis, or at all, or within projected budgets.

In addition, China SemiLEDs must hire significant numbers of additional technical, engineering and operational staff, install new equipment and begin operations in accordance with current budget and plans and must establish a new sales force and distribution network for its products. Our management and other key personnel will also have to devote significant managerial time and resources to help grow China SemiLEDs’ business, which could result in the diversion of our management resources away from our current business operations and customers. A majority of the members of the board of directors of China SemiLEDs are our employees, including our chief executive officer Trung T. Doan and our chief operating officer Dr. Anh Chuong Tran. Mr. Doan and Dr. Tran serve as chairman and vice-chairman, respectively, of the board of China SemiLEDs.

Although we are not legally obligated to further fund China SemiLEDs, we may need to provide it with additional funding to meet our and its goals, in particular if the government subsidies and incentives that it currently receives were to be eliminated or reduced. China SemiLEDs must be profitable for us to recoup the cost of our investment and realize financial benefits from this joint venture. However, we cannot assure you that our investment will be profitable or that China SemiLEDs will be successful as it could fail for a number of reasons, some of which are beyond our control.

We do not own a majority of the shares of China SemiLEDs and if there are significant disagreements with the other shareholders of China SemiLEDs, our financial condition, results of operations, business and prospects may be materially and adversely affected.

Pursuant to the articles of association of China SemiLEDs, we have the right to nominate a majority of its board of directors. However, we only own 49% of the shares of the joint venture, and if all of the other shareholders of China SemiLEDs vote unanimously on a matter such shareholders would effectively control China SemiLEDs with respect to any matters that require stockholder approval by a simple majority. Although special resolutions, which require the approval of stockholders representing at least two-thirds of the shares of China SemiLEDs, are necessary for certain corporate actions, including any increase or reduction in the registered capital, any merger, separation, dissolution or change of the form of China SemiLEDs or any amendments to its articles of association, we cannot assure you that disputes will not arise with respect to the interpretation and application of the provision requiring special resolutions or that the other shareholders of China SemiLEDs will not exercise their voting rights to the detriment of our interests in other matters.

Our right to nominate a majority of the board terminates if China SemiLEDs is listed on a stock exchange. In addition, the number of directors we can nominate declines as the percentage of the outstanding shares of China SemiLEDs that we hold declines below 41%. If our percentage ownership is diluted because China SemiLEDs issues additional common stock for any reason, including to raise capital or effect acquisitions, or if China SemiLEDs conducts a public offering and lists its common stock on a stock exchange, our ability to control or influence board decisions or the operation of the business could be substantially diminished or eliminated. Furthermore, under its articles of association, if a director has a connected relationship with any enterprise that is the subject of a resolution at a board meeting, such director may not vote on the matter, either directly or by proxy. As such, in the event that any matters involving us or our relationship with China SemiLEDs are brought before the board of directors of China SemiLEDs, our directors would be required to recuse themselves and such board decisions would be made by the remaining directors that are not affiliated with us.

Although we and the other non-selling stockholders have a right of first refusal with respect to the sale by any of the other shareholders of their interests in China SemiLEDs, if we do not exercise such rights, or are unable to do so, new stockholders will become our partners in the joint venture. These new partners may have different interests, objectives and strategic plans that conflict with ours or those of the other shareholders in China SemiLEDs. In addition, no assurance can be given that such new stockholders may not be one of our competitors in China or elsewhere, which could lead to significant conflicts, including the disclosure of proprietary information and lead to contested stockholder votes and attempts by such stockholder to influence China SemiLEDs to take actions that are not favorable to us.

Any disputes between us and the other shareholders of China SemiLEDs may lead to adverse consequences for the growth prospects of China SemiLEDs and its and our ability to further access and penetrate the China market and also may result in litigation.

China SemiLEDs may compete with us for sales in China.

For the year ended August 31, 2010 and the three months ended November 30, 2010, 34.7% and 16.2%, respectively, of our revenues were generated from sales to customers in China (including Hong Kong). Under various intellectual property agreements between us and China SemiLEDs, we have transferred patents and granted licenses with respect to certain of our patents to China SemiLEDs so that it can manufacture and sell LED chips in China. As such, both China SemiLEDs and Taiwan SemiLEDs will sell substantially the same LED chips in China.

We cannot assure you that China SemiLEDs and Taiwan SemiLEDs will not ultimately compete for the same pool of existing or new customers, in particular if demand for LED products decreases or does not increase. We do not consolidate the financial results of China SemiLEDs in our consolidated financial statements but instead record 49% of the net income or loss from China SemiLEDs in our income statement under income (loss) from unconsolidated entities. If China SemiLEDs makes significant sales to customers in China that would have otherwise been made by Taiwan SemiLEDs our revenues could be materially and adversely affected, and if the amount we record under income (loss) from unconsolidated entities for those sales does not compensate for the impact of the loss of the sale by Taiwan SemiLEDs, then our results of operations would be materially and adversely affected.

Because China SemiLEDs is not yet operational, we do not yet know the nature or extent of any potential head-to-head sales competition between us and China SemiLEDs nor have we determined how we and China SemiLEDs will determine whether the sale should be made by us or it. We have not yet established a method for resolving conflicts and there are no objective criteria in place to evaluate conflicts. In addition, we have not yet determined the nature or extent of any potential conflicts of interest in terms of allocating customers between China SemiLEDs and us or how any conflicts may be resolved relating to Mr. Doan and Dr. Tran serving as both our officers and directors and also the chairman and vice-chairman, respectively, of China SemiLEDs, or by whom such conflicts will be resolved. They may face circumstances where a business opportunity is available to both China SemiLEDs and us. In such a scenario, they may need to decide the extent, if any, either company retains such opportunity. If the sales competition or conflicts are frequent or severe, we may be unable to resolve them in a timely or satisfactory manner. For example, if there is competition for or conflict regarding business opportunities, we could be harmed in many ways, including if the sales competition or conflict results in:

•                         neither China SemiLEDs nor us obtaining the business opportunity;

•                         China SemiLEDs obtaining the opportunity instead of us;

•                         confusion in the market because we are unable to manage the conflict and distinguish each entity;

•                         damage to our relationship with the officers, directors and other shareholders of China SemiLEDs or us;

•                         our officers no longer serving as directors of China SemiLEDs or as our officers or directors; or

•                         legal action or the threat of the same against us, China SemiLEDs or our respective officers, directors or stockholders.

We cannot assure you that we will not have significant disputes concerning the scope of our intellectual property agreements with China SemiLEDs, and the non-compete provisions between us and China SemiLEDs may constrain our ability to grow in China, both of which could have a material and adverse effect on our business, prospects, financial condition and results of operations.

We have entered into various patent assignment and cross-license agreements with China SemiLEDs, pursuant to which we agreed to assign certain patents to China SemiLEDs and grant royalty-free, exclusive and non-transferable licenses with respect to certain other patents to China SemiLEDs for use in manufacturing LED chips in China. In return, China SemiLEDs agreed to grant us a royalty-free, transferable and exclusive license to use the assigned patents globally except in manufacturing LED wafers and chips in China. Pursuant to the cross-license agreements all future patents acquired by China SemiLEDs will be licensed to us for use in manufacturing or selling LED products globally. Under a trademark cross-license agreement, we agreed to grant China SemiLEDs a royalty-free, exclusive license to use our “SemiLEDs” trademark within China, subject to certain conditions.

We have also agreed to certain non-compete provisions in favor of China SemiLEDs. In particular, we cannot invest in any other company that is engaged in the production of LED wafers or chips in China. We also cannot engage in the production of LED wafers or chips directly or indirectly, in the form of original equipment manufacturing or outsourcing, in China. Finally, we cannot allow any third party to which we transfer or license our technologies to apply such technologies in the production of LED wafers or chips in China.

We cannot assure you that we will not have disputes with the other shareholders of China SemiLEDs regarding the scope of the intellectual property rights licensed, our rights under the cross-licensing agreements or the scope of the non-compete provisions. In addition, if China SemiLEDs is not successful, these non-compete provisions and the limitations in the intellectual property cross-licensing agreements could prohibit us from entering into other strategic joint ventures and relationships in China and from entering certain markets in China, which could have a material and adverse effect on our business, prospects, financial condition and results of operations.

If China SemiLEDs’ management takes actions that are detrimental to us, our financial condition, results of operations, business and prospects may be materially and adversely affected.

The day-to-day management of China SemiLEDs will be conducted by its general manager, deputy general manager and other senior personnel. Although the board of directors appoints and may dismiss the general manager and the general manager must implement board resolutions and report to the board, the general manager of China SemiLEDs and other members of its management will have significant operational control over China SemiLEDs. While we intend to actively monitor and, to the extent possible, direct the operations of China SemiLEDs through our five board members, we cannot assure you that the management of China SemiLEDs will not take actions that are detrimental to our interests.

Any significant reduction in the scope or discontinuation of government incentives or subsidies offered to China SemiLEDs may harm our and its financial condition.

Certain local and provincial governments of the PRC have offered China SemiLEDs support in the form of incentives, including subsidies with respect to the construction of manufacturing facilities, interest rates on loans and equipment purchases, and research and development grants. For the year ended August 31, 2010, China SemiLEDs received government subsidies for construction and equipment purchases of approximately $12.9 million. There can be no assurance that such local and provincial governments will not significantly reduce or even eliminate some or all of these government incentives or subsidies. In addition, such incentives and subsidies, which were approved and provided by local and provincial government authorities, may be in contravention of PRC national written rules and regulations and therefore, such incentives and subsidies may be challenged by the PRC national government.

Risks Relating to Our Holding Company Structure

Our ability to receive dividends and other payments from Taiwan SemiLEDs and China SemiLEDs may be restricted by commercial, statutory and legal restrictions, which may materially and adversely affect our ability to grow, fund investments, make acquisitions, pay dividends and otherwise fund and conduct our business.

We are a holding company. Our two material assets are our ownership interest in Taiwan SemiLEDs and our joint venture interest in China SemiLEDs. We also have other joint ventures in the early stages of business development.

Dividends and interest on intercompany loans we receive from our subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law. The ability of our subsidiaries in Taiwan to pay dividends, repay intercompany loans from us or make other distributions to us is restricted by, among other things, the availability of funds, the terms of various credit arrangements entered into by our subsidiaries, as well as statutory and other legal restrictions, including the Taiwan government’s right to revoke repatriation of profits within a specified period subject to certain violations. In addition, although there are currently no foreign exchange control regulations that restrict the ability of our subsidiaries located in Taiwan to distribute dividends to us, we cannot assure you that the relevant regulations will not be changed and that the ability of our subsidiaries to distribute dividends to us will not be restricted in the future. A Taiwan company is generally not permitted to distribute dividends or to make any other distributions to stockholders for any year in which it did not have either earnings or retained earnings (excluding reserves). In addition, before distributing a dividend to stockholders following the end of a fiscal year, the company must recover any past losses, pay all outstanding taxes and set aside 10% of its annual net income (less prior years’ losses and outstanding taxes) as a legal reserve until the accumulated legal reserve equals its paid-in capital, and may set aside a special reserve.

Upon commencement of commercial production at China SemiLEDs, a substantial portion of our business in China will be conducted through China SemiLEDs. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. PRC subsidiaries are generally required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of their respective registered capital, which is approximately RMB 102.4 million for China SemiLEDs. Statutory reserves are not distributable as loans, advances or cash dividends. As China SemiLEDs is in early stages of development we expect that it will have accumulated deficits for the near term.

In addition, any dividends paid by China SemiLEDs requires the approval of the affirmative vote of the stockholders of China SemiLEDs, which may not be given. The remittance of such dividends outside of China must comply with the procedures required by the relevant PRC laws relating to foreign exchange (after deduction of the necessary reserve fund and entreprise income tax at the rate of 25%). Under the Enterprise Income Tax Law of the PRC, or the EIT Law and its implementation regulations, both of which became effective on January 1, 2008, we will be subject to a withholding tax rate of 10% for any dividends paid by China SemiLEDs to us if we are deemed a non-PRC tax resident.

Our ability to make further investments in Taiwan SemiLEDs may be dependent on regulatory approvals in Taiwan and, with respect to China SemiLEDs, regulatory approvals in China.

Taiwan SemiLEDs depends on us and China SemiLEDs depends on us and its other stockholders to meet their equity financing requirements. Any capital contribution by us to Taiwan SemiLEDs requires the approval of the relevant Taiwan authorities such as the Hsinchu Science Park Administration. We may not be able to obtain any such approval in the future in a timely manner, or at all. Any loans or capital contributions to PRC subsidiaries including China SemiLEDs, are subject to PRC regulations in connection with foreign investment and foreign exchange administration. For example, loans by us to China SemiLEDs to fund its activities cannot exceed statutory limits and must be registered with the State Administration of Foreign

Exchange in China, or SAFE, or its local branch, and additional capital contributions would be subject to government approvals.

We cannot assure you that we will be able to complete these government registrations or obtain the government approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our subsidiaries or any of their respective subsidiaries. If we fail to complete these registrations or obtain the approvals, our ability to use the proceeds we received from our initial public offering and to capitalize Taiwan SemiLEDs and China SemiLEDs may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

Your rights may be limited as we conduct a substantial portion of our operations in Taiwan and in China, and a substantial portion of our assets and a majority of our directors and officers reside outside the United States.

Although we are incorporated in Delaware, substantially all of our operations are conducted in Taiwan through Taiwan SemiLEDs and in China through China SemiLEDs. As such, substantially all of our assets are located in Taiwan or the PRC. In addition, a majority of our directors and officers reside outside the United States, and a substantial portion of the assets of those persons are located outside of the United States. Therefore, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under applicable securities laws or otherwise. Even if you are successful in bringing an action, the laws of Taiwan and China may render you unable to enforce a United States judgment against our assets or the assets of our directors and officers.

For judgments obtained in courts outside of Taiwan to be recognized and enforceable in Taiwan without review of the merits, the Taiwan court in which the enforcement is sought must be satisfied that: the foreign court rendering such judgment has jurisdiction over the subject matter in accordance with the Taiwan law; the judgment and the court procedure resulting in the judgment are not contrary to the public order or good morals of Taiwan; the judgment is a final judgment for which the period for appeal has expired or from which no appeal can be taken; if the judgment was rendered by default by the foreign court, the defendant was duly served in the jurisdiction of such court within a reasonable period of time in accordance with the laws and regulations of such jurisdiction, or process was served on the defendant with the Taiwan judicial assistance; and judgment of Taiwan courts is recognized and enforceable in the foreign court rendering the judgment on a reciprocal basis.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments, which do not otherwise violate basic legal principles, state sovereignty, safety or social public interest of the PRC, in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. As there currently exists no treaty or other form of reciprocity between the PRC and the United States governing the recognition of judgments, including those predicated upon the liability provisions of the U.S. federal securities laws, there is uncertainty whether and on what basis a PRC court would recognize and enforce judgments rendered by U.S. courts.

Political, Geographical and Economic Risks

Due to the location of our operations in Taiwan and the location of the operations of China SemiLEDs, we are vulnerable to natural disasters and other events, which may seriously disrupt our operations.

Most of our operations, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the year ended August 31, 2008, 2009, and 2010, and the three months ended November 30, 2010, 65.4%, 79.0%, 75.9% and 74.9%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property and business interruption insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our operations in China expose us to certain inherent legal and other risks that could adversely affect our business.

As a Delaware corporation, we are subject to laws and regulations applicable to foreign companies operating in China in general and specifically to the laws and regulations applicable to foreign-invested joint stock companies. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investments in China. The PRC legal system continues to rapidly evolve and the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. For example, China SemiLEDs must obtain relevant permits (including land use permits), licenses and approvals necessary for the completion of its factory, to purchase equipment and to commence operations and sales. Although we believe that China SemiLEDs has obtained or will obtain such permits, licenses and approvals, no assurance can be given that it will be able to do so or that if obtained that such permits, licenses or approvals will be adequate or that they will not be revoked or cancelled in the future. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we have either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we have. These uncertainties may impede our ability to enforce the contracts we have entered into with our business partners, customers and suppliers.

Because the legal and regulatory environment in China is subject to inherent uncertainties, the enforcement of our rights as a foreign company investing in China may be difficult. For example, our intellectual property may be afforded less protection in China than in some other countries. By entering the market in China in general and in particular by establishing manufacturing operations in China through China SemiLEDs, our vulnerability towards unauthorized disclosure or use of our intellectual property may be significantly increased.

Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, we may be unable to halt the unauthorized use of our intellectual property through litigation, which could adversely affect our competitive position, our ability to attract customers, and our results of operations.

New labor laws in China may adversely affect China SemiLEDs’ results of operations or that of our customers.

On June 29, 2007, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. If an employer intends to terminate an employee or not to renew an employment contract upon its expiration, the employer is obligated to pay severance calculated based on the seniority and monthly salary of such employee (except for certain special circumstances expressly provided for under Chinese laws). Furthermore, only under certain circumstances expressly provided for under the New Labor Contract Law, can the employer terminate the employment contract. In the event that China SemiLEDs decides to significantly change or decrease its workforce, the New Labor Contract Law could adversely affect its ability to enact such changes in a manner that is most advantageous to its business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

China SemiLEDs may face labor shortages, strikes and other disturbances.

In recent years, certain regions of China have been experiencing a labor shortage as migrant workers and middle level management seek better wages and working conditions elsewhere. This trend of labor shortages is expected to continue and will likely result in increasing wages as companies seek to keep their existing work forces. In addition, substantial competition in China for qualified and capable personnel, particularly experienced engineers and technical personnel, may make it difficult for China SemiLEDs to recruit and retain qualified employees at its China facilities, which would adversely affect its profitability as well as our reported net income.

Furthermore, certain foreign owned enterprises in southern China, in particular in Foshan and Zhongshan in Guangdong Province have recently witnessed significant labor disturbances, including prolonged strikes and work stoppages. No assurance can be given that China SemiLEDs, which is also located in Foshan, Guangdong Province, or any of our customers in China will not experience similar labor disturbances related to working conditions, wages or other reasons. Any labor shortages, strikes and other disturbances may adversely affect China SemiLEDs’ future operating results and result in negative publicity and reputational harm.

Strained relations between the PRC and Taiwan could negatively affect our business and the market price of our common stock.

Taiwan has a unique international political status. Since 1949, Taiwan and the PRC have been separately governed. The PRC government claims that it is the sole government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, the PRC government has refused to renounce the possibility that it may at some point use force to gain control over Taiwan. Furthermore, the PRC government adopted an anti-secession law relating to Taiwan. Relations between Taiwan and the PRC governments have been strained in recent years for a variety of reasons, including the PRC government’s position on the “One China” policy and tensions concerning arms sales to Taiwan by the United States government. Any tension between the Taiwan government and the PRC government, or between the United States and China, could materially and adversely affect the market prices of our common stock.

If the U.S. dollar or other currencies in which our sales, raw materials, component purchases and capital expenditures are denominated fluctuate significantly against the NT dollar, the Japanese Yen and other currencies, our profitability may be seriously affected.

We have significant foreign currency exposure, and are primarily affected by fluctuations in exchange rates among the U.S. dollar, the NT dollar, the Japanese Yen and other currencies. A portion of our revenues and expenses are denominated in currencies other than NT dollars, primarily U.S. dollars and to a lesser extent the Japanese Yen. We do not hedge our net foreign exchange positions through the use of forward exchange contracts or otherwise and as a result are affected by fluctuations in exchange rates among the U.S. dollar, the NT dollar, the Japanese Yen and other currencies. Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations.

The PRC government’s control of currency conversion and changes in the exchange rate between Renminbi and other currencies could negatively affect our financial condition and our ability to pay dividends.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange of the PRC, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 34.7% and 16.2% of our total revenue for the year ended August 31, 2010 and the three months ended November 30, 2010, respectively. We also expect China SemiLEDs to begin making sales in China after it commences commercial production at its Foshan manufacturing facilities. Since substantially all of China SemiLEDs’ future cash flow from operations is expected to be denominated and settled in Renminbi, any existing and future restrictions on currency exchange may limit China SemiLEDs’ ability to purchase goods and services outside of China or otherwise fund its business activities that are conducted in foreign currencies.

If the PRC government determines that China SemiLEDs failed to obtain requisite PRC governmental approvals for, or register with the PRC government, China SemiLEDs’ current and past import and export of technologies, China SemiLEDs could be subject to sanctions.

The PRC government imposes controls on technology import and export. The term “technology import and export” is broadly defined to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by, or registration with, the relevant PRC governmental authorities. We have transferred and licensed certain of our technologies to China SemiLEDs, which transfers and licenses may constitute technology import under PRC laws. In addition, China SemiLEDs has licensed and will continue to license certain technologies to us, which licenses constitute technology export under PRC laws. In addition, China SemiLEDs may enter into licenses with other third parties outside of China for certain technologies, which licenses would also constitute the import or export of technology under PRC laws. China SemiLEDs has not obtained the approval of, or completed the applicable registration with, the relevant PRC governmental authorities for all of its import and export of these technologies.

If China SemiLEDs is found to be, or has been, in violation of PRC laws or regulations concerning the import or export of technologies, the relevant regulatory authorities have broad discretion in dealing with such violation, including, but not limited to, issuing a warning, levying fines, restricting China SemiLEDs from remitting royalties or any other fees, if any, relating to these technologies outside of China, confiscating China SemiLEDs’ earnings generated from the import or export of such technology or even restricting its future export and import of any technology. If the PRC government determines that China SemiLEDs’ past import and export of technology were inconsistent with, or insufficient for, the proper operation of its business, it could be subject to similar sanctions. Any of these or similar sanctions could cause significant disruption to China SemiLEDs’ business operations or render it unable to conduct a substantial portion of its business operations and may adversely affect its business and result of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, may not be subject to these prohibitions, and therefore may have a competitive advantage. In the past, there have been instances of corruption, extortion, bribery, pay-offs, theft and other fraudulent practices in Taiwan and China as well as other Asian countries. We cannot assure that our employees or other agents will not engage in such conduct and render us responsible under the FCPA. If our employees or other agents are found to have engaged in corrupt or fraudulent business practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Owning our Common Stock

Our stock price may be volatile and you may be unable to resell shares of our common stock at or above the price you paid.

The market price of shares of our common stock could be subject to wide fluctuations in response to various risk factors listed in this section and others beyond our control, including:

•                         actual or anticipated fluctuations in our key operating metrics, financial condition and operating results;

•                         changes in our customer composition and their orders;

•                         actual or anticipated changes in our growth rate;

•                         issuance of new or updated research or reports by securities analysts that have a change in outlook regarding the performance of our business or the future trading price of our common stock;

•                         our announcement of actual results for a fiscal period that are higher or lower than projected or expected results or our announcement of revenue or earnings guidance that is higher or lower than expected;

•                         fluctuations in the valuation of companies perceived by investors to be comparable to us;

•                         share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•                         sales or expected sales of additional common stock;

•                         announcements from, or operating results of, our competitors; and

•                         general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline.  In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Future sales of shares of our common stock by existing stockholders could cause our stock price to fall.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In connection with our initial public offering, all of our directors and officers, and holders of substantially all of our equity securities outstanding immediately prior to our initial public offering, have entered into lock-up agreements with the underwriters or us under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the initial public offering, subject to a possible extension under certain circumstances. At any time and without public notice, any or all of the shares subject to the lock-up may be released prior to expiration of the 180-day lock-up period at the discretion of the underwriters. We cannot predict what effect, if any, market sales of securities held by our stockholders or the availability of these securities for future sale will have on the market price of our common stock.

As resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. In addition, after the initial public offering, based on shares outstanding as of August 31, 2010, the holders of 20,551,997 shares of our common stock will be entitled to rights to cause us to register the sale of those shares under the Securities Act. All of these shares are subject to the 180-day lock-up period. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of such registration.

We also filed a registration statement on Form S-8 under the Securities Act to register approximately 3.2 million shares for issuance pursuant to options or other rights to purchase common stock under our equity incentive plans.  These shares can be freely sold in the public market upon issuance and once vested, subject to lock-up restrictions in connection with our initial public offering, the applicable plan and/or the agreements entered into with holders of options or other rights to purchase common stock in connection with the issuance of such options or other rights to purchase common stock.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and will be able to influence corporate matters.

As of November 30, 2010, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, more than a majority of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•                         limiting stockholders’ ability to influence corporate matters;

•                         delaying, deferring or preventing a change in corporate control;

•                         impeding a merger, consolidation, takeover or other business combination involving us; or

•                         discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

There can be no assurance that our interests will not conflict with those of these stockholders, who may also take actions that are not in line, or may conflict, with our other stockholders’ best interests.

We may seek additional capital that may result in stockholder dilution.

We may require additional capital due to changed business conditions or other future developments. If our current sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain bank loans and credit facilities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness, whether in the form of public debt or bonds or bank financing, would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain external financing is subject to a number of uncertainties, including:

•                         our future financial condition, results of operations and cash flows and the trading price of our common stock;

•                         the state of global credit markets and our credit worthiness;

•                         general market conditions for financing activities by companies in our industry; and

•                         economic, political and other conditions in Taiwan, China and elsewhere.

We cannot assure you that financing, if needed, would be available in amounts or on terms acceptable to us, if at all.

We do not anticipate paying any cash dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock or convertible preferred stock and do not intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or maintain the price at which our stockholders purchased their shares in the initial public offering or in the future.

Delaware law and our certificate of incorporation and bylaws will contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Certain provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. As long as our major stockholder, Simplot Taiwan, Inc., which is beneficially owned by Scott R. Simplot, one of our directors, continues to hold 25% or more of the total voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, shareholders holding at least 25% of the total voting power of all outstanding shares of our stock entitled to vote generally in the election of directors are able to call a special meeting in accordance with our bylaws; provided, however, at such time when the ownership interest of Simplot Taiwan, Inc. first falls below 25% of our total voting power, our amended and restated certificate of incorporation requires that a special meeting may be called only by a majority of our board of directors. Our amended and restated certificate of incorporation precludes stockholder action by written consent. In addition, our amended and restated bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which may make it more difficult for our stockholders to make proposals or director nominations. In addition, the authorization of undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change our control.

Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would be without these provisions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

No stock options of the company were granted between September 1, 2010 and November 30, 2010. From September 1, 2010 to November 30, 2010, the Company’s employees exercised options to purchase 58,665 shares of the Company’s common stock pursuant to options issued under the Company’s 2005 Equity Incentive Plan at an average purchase price of $0.80 per share. These issuances were made under a compensatory benefit plan in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended.

Use of Proceeds

On December 8, 2010, the Company’s registration statement on Form S-1 (File No. 333-168624) was declared effective for the Company’s initial public offering, pursuant to which the Company registered the offering and sale of 5,250,000 shares of common stock by the Company and the additional sale pursuant to the underwriters’ over-allotment option for an additional 787,500 shares of common stock by the Company, at a public offering price of $17.00 per share. On December 14, 2010, the Company sold 6,037,500 shares of common stock, including 787,500 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $102,637,500 and the offering has terminated. The managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc.

As a result of the offering, the Company received net proceeds of $95.5 million, before deducting offering-related expenses reasonably estimated at $4.0 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Repurchases

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMILEDS CORPORATION
(Registrant)

Dated:	January 21, 2011	By:	/s/ David Young
		Name:	David Young
		Title:	Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Restated Certificate of Incorporation (Filed as Exhibit 3.1(c) to Amendment No. 8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 22, 2010, and incorporated herein by reference).

3.2

Amended and Restated Bylaws (Filed as Exhibit 3.2(b) to Amendment No. 8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 22, 2010, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.