Form 10-Q
period 2011-02-28
SemiLEDs Corp
filed 2011-04-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34992

SemiLEDs Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-2735523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3F, No. 11 Ke Jung Rd., Chu-Nan Site,
Hsinchu Science Park, Chu-Nan 350,
Miao-Li County, Taiwan, R.O.C.	350
(Address of principal executive offices)	(Zip Code)

+886-37-586788

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,253,777 shares of common stock, par value $0.0000056 per share, outstanding as of April 5, 2011.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2011

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for per share amounts)

	February 28, 2011	August 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,637	$13,520
Accounts receivable, net of allowance for doubtful accounts of $113 and $101	9,903	7,620
Accounts receivable from related parties	741	73
Inventory	15,182	11,362
Prepaid expenses and other current assets	1,694	2,269
Total current assets	130,157	34,844
Property, plant and equipment, net	43,242	31,929
Intangible assets, net	472	380
Investments in unconsolidated entities	15,435	15,961
Other assets	907	792
TOTAL ASSETS	$190,213	$83,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,594	$2,814
Accrued liabilities	4,607	4,355
Long-term debt, current portion	3,541	1,752
Total current liabilities	12,742	8,921
Long-term debt, net of current portion	6,628	3,786
Total liabilities	19,370	12,707
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0000056 par value — 32,143 and 29,071 shares authorized; 27,254 and 7,428 shares issued and outstanding as of February 28, 2011 and August 31, 2010	—	—
Convertible preferred stock issuable in Series A to E, $0.0000056 par value — zero and 13,719 shares authorized; zero and 13,719 shares issued and outstanding as of February 28, 2011 and August 31, 2010	—	—
Additional paid-in capital	163,109	70,510
Accumulated other comprehensive income (loss)	3,952	(441)
Retained earnings	3,782	1,130
Total stockholders’ equity	170,843	71,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,213	$83,906

See notes to condensed consolidated financial statements.

SEMILEDS CORPORATION

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except for per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

Revenues, net	$9,957	$7,684	$22,973	$14,389
Cost of revenues	7,628	4,515	14,004	9,384
Gross profit	2,329	3,169	8,969	5,005
Operating expenses:
Research and development	738	337	1,185	908
Selling, general and administrative	2,198	666	3,485	1,325
Total operating expenses	2,936	1,003	4,670	2,233
Income (loss) from operations	(607)	2,166	4,299	2,772
Other income (expense):
Loss from unconsolidated entities	(675)	(10)	(897)	(10)
Interest income (expense), net	14	(6)	2	(11)
Other income, net	44	—	44	—
Foreign currency transaction loss, net	(163)	(141)	(739)	(352)
Total other expense, net	(780)	(157)	(1,590)	(373)
Income (loss) before income taxes	(1,387)	2,009	2,709	2,399
Provision (benefit) for income taxes	(219)	93	57	120
Net income (loss)	$(1,168)	$1,916	$2,652	$2,279
Net income (loss) attributable to common stock:
Basic	$(1,291)	$303	$(418)	$30
Diluted	$(1,291)	$325	$(418)	$33
Net income (loss) per share attributable to common stock:
Basic	$(0.05)	$0.04	$(0.03)	$0.00
Diluted	$(0.05)	$0.04	$(0.03)	$0.00
Shares used in computing net income (loss) per share attributable to common stock (Note 8):
Basic	25,337	7,028	16,346	6,950
Diluted	25,337	8,009	16,346	8,012

See notes to condensed consolidated financial statements.

SEMILEDS CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Common Stock		Convertible Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
BALANCE — August 31, 2010	7,428	$—	13,719	$—	$70,510	$(441)	$1,130	$71,199

Issuance of common stock upon exercise of stock options	69	—	—	—	56	—	—	56
Issuance of common stock upon the completion of offering, net of issuance costs	6,038	—	—	—	92,003	—	—	92,003
Conversion into common stock	13,719	—	(13,719)	—	—	—	—	—
Stock-based compensation	—	—	—	—	540	—	—	540
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	4,393	—	4,393
Net income	—	—	—	—	—	—	2,652	2,652

Total comprehensive income								7,045

BALANCE — February 28, 2011	27,254	$—	—	$—	$163,109	$3,952	$3,782	$170,843

See notes to condensed consolidated financial statements.

SEMILEDS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended February 28,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,652	$2,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,038	2,151
Stock-based compensation expense	540	19
Loss from unconsolidated entities	897	10
Changes in operating assets and liabilities:
Accounts receivable, net	(2,254)	(3,272)
Inventory	(2,898)	242
Prepaid expenses and other assets	(455)	(56)
Accounts payable	1,442	987
Accrued liabilities	317	1,237
Net cash provided by operating activities	3,279	3,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,624)	(3,227)
Sale of property plant and equipment	—	25
Purchase of investments	(331)	(15,532)
Development of intangible assets	(82)	(126)
Other investing activities, net	(76)	—
Net cash used in investing activities	(12,113)	(18,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	92,702	—
Proceeds from issuance of Series E convertible preferred stock	—	15,043
Proceeds from exercise of stock options	56	72
Proceeds from line of credit	2,789	410
Payments on line of credit	(1,167)	(410)
Proceeds from long-term debt	2,896	—
Payments of long-term debt	(377)	(232)
Net cash provided by financing activities	96,899	14,883
Effect of exchange rate changes on cash and cash equivalents	1,052	330
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,117	(50)
CASH AND CASH EQUIVALENTS—Beginning of period	13,520	13,715
CASH AND CASH EQUIVALENTS—End of period	$102,637	$13,665
NONCASH INVESTING ACTIVITIES:
Change in the accrual related to property, plant and equipment	$100	$117

See notes to condensed consolidated financial statements.

SEMILEDS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Business

Business — SemiLEDs Corporation (“SemiLEDs”) was established on January 4, 2005 as a Delaware corporation. As of February 28, 2011, SemiLEDs had three wholly owned subsidiaries. The most significant of these is SemiLEDs Optoelectronics Co., Ltd., formerly Semi-Photonics, (“Taiwan SemiLEDs”), which is located in Hsinchu, Taiwan where substantially all research, development, manufacturing and marketing takes place and where substantially all of the assets are held.

The following chart illustrates the relationship and ownership percentages of the Company’s corporate structure and joint venture entities:

SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s customers are primarily located in Asia, Russia and North America.

Initial Public Offering — On December 8, 2010, the Company sold 5,250 thousand shares of common stock at a price of $17.00 per share in an initial public offering. The shares began trading on the NASDAQ Global Market on December 8, 2010. Also, on December 9, 2010, the Company’s underwriters exercised their overallotment option to purchase another 788 thousand shares of common stock. The $95.5 million in net proceeds from the initial public offering, before deducting offering-related expenses paid by the Company of $3.4 million, were received on December 14, 2010, which was the closing date of the offering. Upon the completion of the initial public offering on December 8, 2010, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis, as adjusted for the 14-for-1 reverse stock split described below, and shares of convertible preferred stock are no longer authorized to be issued. The convertible preferred stock converted into 13,719 thousand shares of common stock and the Class B common stock converted into 661 thousand shares of common stock. Concurrently, the Company increased the number of authorized shares of common stock to 32,143 thousand with a par value of $0.0000056 per share.

Reverse Stock Split — On November 13, 2010, the Company’s Board of Directors approved an Amended and Restated Certificate of Incorporation to affect a 14-to-1 reverse stock split of the Company’s common and convertible preferred stock, subject to shareholder consent. This reverse stock split became effective upon shareholder approval and filing of the Amended and Restated Certificate of Incorporation. Accordingly, the common and convertible preferred stock authorized and outstanding, par values, stock option disclosures, net income per share amounts, and other per share disclosures for all periods presented have been adjusted to reflect the impact of this reverse stock split.

2.  Summary of Significant Accounting Policies

Basis of Presentation — The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable provisions of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, with the SEC on December 9, 2010. The condensed consolidated balance sheet as of August 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of February 28, 2011 and August 31, 2010, the Company’s results of operations for the three and six months ended February 28, 2011 and 2010, and its cash flows for the six months ended February 28, 2011 and 2010. The results for the three or six months ended February 28, 2011 are not necessarily indicative of the results to be expected for the year ending August 31, 2011. All references to February 28, 2011 or to the three or six months ended February 28, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates — The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts, inventory valuation, valuation of deferred tax assets, stock-based compensation expense, and the carrying amount of property, plant and equipment and intangible assets. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

Concentration of Supply Risk — Some of the components and technologies used in the Company’s products are purchased and licensed from a limited number of sources. The loss of any of these suppliers may cause the Company to incur additional transition costs, result in delays in the manufacturing and delivery of its products, or cause it to carry excess or obsolete inventory. The Company relies on a third party for the fulfillment of its customer orders, and the failure of this third party to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products, which could adversely affect the Company’s business, financial position, results of operations and cash flows.

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company keeps its cash and cash equivalents with prominent banks and invests only in high-quality fixed income securities. Deposits held with banks may exceed the amount of insurance provided on such deposits.

All of the Company’s revenues are concentrated in sales of LED products. A significant portion of the Company’s revenues are derived from a limited number of customers and sales are concentrated in markets in Asia, particularly in China and Taiwan. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company evaluates the need for a reserve for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of its customer accounts. The Company regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

During the three and six months ended February 28, 2011, sales to the top ten customers represented 72% and 62% of the Company’s revenues and during the three and six months ended February 28, 2010, sales to top ten customers represented 71% and 65% of revenues, net.

Revenues generated from sales to customers in China (including Hong Kong) and Taiwan accounted for 60% and 68% of the Company’s revenues during the three and six months ended February 28, 2011 and 86% and 84% during the three and six months ended February 28, 2010.

Recently Issued Accounting Pronouncements

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

3.  Balance Sheet Components

Inventory

Inventory as of February 28, 2011 and August 31, 2010 consists of the following (in thousands):

	February 28, 2011	August 31, 2010

Raw materials	$3,844	$2,610
Work in process	4,612	3,955
Finished goods	6,726	4,797
Inventory	$15,182	$11,362

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2011 and August 31, 2010 consists of the following (in thousands):

	February 28, 2011	August 31, 2010

Buildings and improvements	$12,501	$7,148
Machinery and equipment	41,122	32,492
Leasehold improvements	2,752	2,225
Other equipment	1,549	1,230
Construction in progress	6,382	5,561
Total property, plant and equipment	64,306	48,656
Less accumulated depreciation and amortization	(21,064)	(16,727)
Property, plant and equipment, net	$43,242	$31,929

4.  Investments in Unconsolidated Entities

The Company’s unconsolidated entities are joint ventures and privately-held companies that the Company accounts for as investments on an equity or cost method basis. The equity method investments consist of SILQ (Malaysia) Sdn. Bhd. (“SILQ”), Xurui Guangdian Co., Ltd. (“China SemiLEDs”), and SS Optoelectronics Co., Ltd. (“SS Optoelectronics”). The Company’s ownership interest and investments in unconsolidated entities as of February 28, 2011 and August 31, 2010 consist of the following (in thousands, except for percentages):

	Percentage Ownership	February 28, 2011	August 31, 2010

Equity method investments:
SILQ	50%	$277	$433
China SemiLEDs	49%	13,860	14,575
SS Optoelectronics	49%	248	239
Cost method investments	Various	1,050	714
Total investments in unconsolidated entities		$15,435	$15,961

There have been no dividends received from unconsolidated entities through February 28, 2011.

Equity Method Investments — The following joint ventures are partially owned by the Company or its wholly-owned subsidiaries, however, the Company has determined that it does not control the entities but can exercise significant influence over the operating and financial policies of the joint ventures. The Company accounts for these joint ventures using the equity method of accounting.

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

In December 2009, the Company, through a wholly owned subsidiary, entered into an agreement to contribute $980,000 for a 49% ownership interest in SS Optoelectronics, a joint venture in Taiwan. The investment is payable based upon a payment schedule set forth in the agreement as follows: $245,000 upon signing the agreement, $245,000 after the incorporation of the joint venture and $490,000 upon reaching a certain sales level. As of February 28, 2011, the Company has contributed $245,000. The Company entered into the joint venture agreement that established SS Optoelectronics to facilitate sales of the Company’s LED chips to the other investor in the joint venture. However, the application for entry into the Hsinchu Science Park was rejected by the Hsinchu Science Park Administration because the main purpose of SS Optoelectronics was not for research and development or manufacturing as required under the regulations of the Administration. As such, the Company made a determination to dissolve the joint venture in accordance with the joint venture agreement and sent a notice of termination to the other investor in November 2010. Management does not expect that dissolving this joint venture will have a material impact on the Company’s consolidated financial statements.

The excess of the Company’s share of net assets of China SemiLEDs over book value is $7.3 million at February 28, 2011. This difference is associated with the investee’s tangible and intangible assets and will be amortized over the life of the assets beginning in the period those assets are put in place, which is expected to be in the third quarter of fiscal 2011. The aggregate fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Cost Method Investments —In January 2011, the Company, through a wholly owned subsidiary, invested $331,000 in LumenMax Optoelectronics Co., Ltd., a privately-held company that develops and manufactures LED products, acquiring a 4% ownership interest in LumenMax. The Company accounts for its investment in LumenMax under the cost method of accounting because the Company cannot exercise significant influence over the operating and financial policies of LumenMax. As of February 28, 2011, the Company holds investments in nonmarketable common stock of four unaffiliated companies with a carrying amount of $1,050,000.

As of August 31, 2010, the Company holds investments in nonmarketable common stock of three unaffiliated companies with a carrying amount of $714,000.

The fair value of these investments is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

5.  Long-Term Debt

In December 2010, the Company entered into a long-term loan agreement, the proceeds of which were used for the purchase of the first and second floors of a building in Hsinchu, Taiwan. The note payable carries variable interest rate of 1.6% and is secured by the Company’s property, plant and equipment. The note payable requires monthly payments of principal and interest in the amount of $18,000 over the 15-year term of the note with final payment to occur in December 2025. As of February 28, 2011, outstanding balance on this note payable was approximately $2.9 million.

6.  Commitments and Contingencies

Operating Lease Agreements — The Company has several operating leases with unrelated parties, primarily for land, plant and office space in Taiwan, which are noncancellable and which expire on November 30, 2016 and December 31, 2020. Lease expense related to these noncancellable operating leases was $177,000 and $117,000 during the three months ended February 28, 2011 and 2010 and $345,000 and $233,000 during the six months ended February 28, 2011 and 2010. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of February 28, 2011 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
2011 (remainder)	$336
2012	655
2013	718
2014	740
2015	815
Thereafter	1,344
Total	$4,608

Purchase Obligations — The Company had purchase commitments for equipment in the amount of $3.7 million and $6.9 million as of February 28, 2011 and August 31, 2010.

Litigation— The Company is subject to various claims arising in the ordinary course of business.

On October 14, 2010, Cree, Inc., or Cree, a competitor and a major manufacturer of LED products, filed a complaint against the Company in the United States District Court of Delaware asserting infringement of certain of their patents. The complaint seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys fees. The Company filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges the Company has infringed. On March 22, 2011, the Court granted Cree’s motion to amend and the second amended complaint was placed on file.  The second amended complaint similarly alleges that the Company has infringed certain of Cree’s patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys fees.  The Company plans to file answers to the second amended complaint in the near future.  Management believes that the Company has meritorious defenses and the Company intends to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, it could have a material adverse effect on the Company’s business and reputation. At this time, the Company is unable to estimate the potential financial impact this action could have on it.

In August 2009, Gertrude F. Neumark Rothschild, a retired professor from the United States, filed a complaint with the Intellectual Property Court in Taiwan against the Company and seven other companies, asserting that the production process the Company uses to manufacture our LED chips infringes her patent in Taiwan. Mr. Trung T. Doan, the Company’s chief executive officer, was named a co-defendant. In the complaint, Ms. Rothschild seeks monetary damages and an injunction against future infringement. She alleges that the Company and Mr. Trung T. Doan are jointly and severally liable. On June 30, 2010, the complaint was dismissed by the court and on July 30, 2010, Ms. Rothschild appealed the decision. On October 28, 2010, a pleading was filed with the Intellectual Property Court in Taiwan by Ms. Rothschild’s attorneys to withdraw her claim for an injunction against future infringement of her patent because such patent had expired on August 15, 2009. The Company believes the patent in suit is invalid, among other defenses that the Company has asserted. Ms. Rothschild continues to seek initial monetary damages of NT33.0 million (approximately $1.1 million), although the ultimate amount of the damages if she were to prevail on appeal is unpredictable and has not yet been determined.

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

Indemnifications — Under the indemnification provisions of certain of the Company’s distributor agreements, the Company agrees to defend the distributors against third-party intellectual property infringement claims. To date, there have been no material claims under such indemnification provisions.

7.  Stock-based Compensation

As of August 31, 2010, the Company had one stock-based compensation plan (the “2005 Plan”). In November 2010, the Company’s Board of Directors and its stockholders approved the 2010 Equity Inventive Plan (the “2010 Plan”), discussed further below, which became effective upon the completion of the initial public offering on December 8, 2010.

The Company’s stock-based compensation expense was $433,000 and $15,000 during the three months ended February 28, 2011 and 2010. The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock awards granted to employees of $256,000 and $15,000, nonemployees of $6,000 and zero, and directors of $139,000 and zero during the three months ended February 28, 2011 and 2010. Stock-based compensation also includes $32,000 and zero during the three months ended February 28, 2011 and 2010 for Series E shares issued, which were converted into common stock on a one-for-one basis, as part of an employment agreement related to the Company’s acquisition of SBDI.

The Company’s stock-based compensation expense was $540,000 and $19,000 during the six months ended February 28, 2011 and 2010.  The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock awards granted to employees of $316,000 and $19,000, nonemployees of $15,000 and zero, and directors of $139,000 and zero during the six months ended February 28, 2011 and 2010. Stock-based compensation also includes $70,000 and zero during the six months ended February 28, 2011 and 2010 for Series E shares issued, which were converted into common stock on a one-for-one basis, as part of an employment agreement related to the Company’s acquisition of SBDI.

Equity Incentive Plans — A total of 3,849 thousand shares of common stock was reserved for issuance under the 2005 Plan and 2010 Plan. After the initial public offering, awards shall be made from the 2010 Plan. The 2010 Plan provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. Options outstanding under the 2005 Plan will continue to be governed by its existing terms.

On January 20, 2011, the Company’s board of directors approved options for 293 thousand shares of the Company’s common stock and 222 thousand stock units to its employees. These options and stock units vest over four years at a rate of 25% on each anniversary of the vesting start date and the options have a contractual term of ten years, subject to earlier expiration in the event of the holder’s service termination. In addition, the Company’s board of directors also approved 71 thousand stock units to its directors that vest 100% on the first anniversary of the vesting start date. The exercise price of the stock options is $19.00, which equals to the closing price of the Company’s common stock on the grant date. The grant-date fair value of the stock units is $19.00 per unit.

Determining Fair Value of Stock Options — For the six months ended February 28, 2011 and 2010, the fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

Expected Term — The expected term represents the period that the Company’s stock options are expected to be outstanding. The expected term for options granted to employees of the Company is derived from historical data on employee exercises and post-vesting employment termination behavior after taking into account the contractual life of the award. The expected term for nonemployee options is equal to the contractual life of the option.

Expected Volatility — The expected volatility was based on the implied stock volatilities of several of the Company’s publicly-traded peers over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Fair Value of Common Stock — The fair value of the Company’s common stock underlying the stock options was based on the trading price of the Company’s shares on the date of grant.

Risk-Free Interest Rate — The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the related options.

Expected Dividend — The expected dividend has been zero for the Company’s option grants as the Company has never paid dividends and does not expect to pay dividends for the foreseeable future.

Determining Fair Value of Stock Units — Grant date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

8.  Net Income (Loss) Per Share of Common Stock

The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share of common stock for the three and six months ended February 28, 2011 and 2010 (in thousands, except for per share amounts). The two-class method was used for the period through December 8, 2010, the period that the convertible preferred shares were outstanding.

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

Numerator:
Basic:
Net income (loss)	$(1,168)	$1,916	$2,652	$2,279
8% noncumulative dividends on convertible preferred stock	(123)	(1,099)	(1,532)	(2,197)
Undistributed earnings allocated to convertible preferred stock	—	(514)	(1,538)	(52)
Net income (loss) attributable to common stock, basic	$(1,291)	$303	$(418)	$30

Diluted:
Net income (loss) attributable to common stock, basic	$(1,291)	$303	$(418)	$30
Undistributed earnings re-allocated to common stock	—	22	—	3
Net income (loss) attributable to common stock, diluted	$(1,291)	$325	$(418)	$33
Denominator:
Basic:
Shares used in computing net income (loss) per share attributable to common stock, basic	25,337	7,028	16,346	6,950
Diluted:
Shares used in computing net income (loss) per share attributable to common stock, basic	25,337	7,028	16,346	6,950
Add weighted average effect of dilutive securities:
Stock options	—	981	—	1,062
Shares used in computing net income (loss) per share attributable to common stock, diluted	25,337	8,009	16,346	8,012
Net income (loss) per share of common stock:
Basic	$(0.05)	$0.04	$(0.03)	$0.00
Diluted	$(0.05)	$0.04	$(0.03)	$0.00

The following securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

Convertible preferred stock	—	12,019	—	12,019
Stock units and stock options to purchase common stock	374	—	351	—

9.  Income Taxes

The Company’s income (loss) before provision (benefit) for income taxes for the three and six months ended February 28, 2011 and 2010 consist of the following (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

Domestic	$(1,355)	$(90)	$(1,597)	$(187)
International	(32)	2,099	4,306	2,586
Income (loss) before provision (benefit) for income taxes	$(1,387)	$2,009	$2,709	$2,399

As of February 28, 2011 and August 31, 2010, the Company had $252,000 and $252,000 of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2010 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

10.  Subsequent Event

In March 2011, the Company received a one-time payment of $600,000 for the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement, as amended, from China SemiLEDs, which will be recorded in the third quarter of fiscal 2011.

* * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of SemiLEDs Corporation (“SemiLEDs”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “estimate,” “should,” “would,” “could,” “can,” “may,” “will,”  “ongoing,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Overview

We develop, manufacture and sell LED chips and LED components that we believe are among the industry leading LED products on both a lumens per watt and cost per lumen basis. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting.

We sell blue, green and ultraviolet (UV) LED chips under our MvpLED brand to a customer base that is heavily concentrated in Asia, in particular China, Taiwan and Korea, as well as in Russia and North America. Our operations include both LED chip and LED component manufacturing. Utilizing our patented and proprietary technology, our manufacturing process begins by growing upon the surface of a sapphire wafer, or substrate, several very thin separate semiconductive crystalline layers of gallium nitride, or GaN, a process known as epitaxial growth, on top of which a mirror-like reflective silver layer is then deposited. After the subsequent addition of a copper alloy layer and finally the removal of the sapphire substrate, we further process this multiple-layered material to create individual LED chips.

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

We are a holding company for various wholly owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where substantially all of our assets are held and located, substantially all of our employees are employed and located, and where all of our research and development and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in SBDI, a consolidated entity effective April 1, 2010. We also sell a majority of our LED components through the Taiwan branch office of our wholly owned Delaware subsidiary, Helios Crew, which purchases LED components from Taiwan SemiLEDs and resells them to our customers. We have a 49% interest in China SemiLEDs, a joint venture in China. In addition, we own a 50% interest in SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. We also own a 49% interest in SS Optoelectronics, a joint venture that we formed in Taiwan with one of our customers. With respect to SS Optoelectronics, we made a determination to dissolve the joint venture in accordance with the joint venture agreement and sent a notice of termination to the other shareholder of SS Optoelectronics in November 2010. SILQ is still in an early development stage and has not had any material operations to date. China SemiLEDs has substantially completed the construction of its manufacturing facilities, purchased equipment and installed LED chip manufacturing lines, hired technical and managerial personnel, and installed financial and administrative equipment and software. We expect China SemiLEDs to commence commercial production and begin to market and sell products in China after April 2011.

Our 49% ownership interest in China SemiLEDs is accounted for as an equity method investment and as such is not consolidated for financial reporting purposes. We report our investment in China SemiLEDs on our consolidated balance sheet at cost, after adding or deducting our portion of equity in undistributed earnings or losses. If the fair value of our investment in China SemiLEDs declines below the carrying amount, and the decline is determined to be other-than-temporary, the investment will be written down to fair value. We recognize our proportionate share (based on our percentage ownership) of the net income or loss, as the case may be, from China SemiLEDs under loss from unconsolidated entities in our unaudited condensed consolidated statements of income (loss), which include, in addition to the income or loss attributable to China SemiLEDs, our proportionate share of the income or loss from our other two joint venture entities.

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

We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements: allowance for doubtful accounts, inventory valuation, valuation of deferred tax assets, stock-based compensation expense, and the carrying amount of property, plant and equipment and intangible assets.

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited condensed consolidated financial statements during the six months ended February 28, 2011 as compared to those disclosed in our prospectus filed with the SEC on December 9, 2010 pursuant to Rule 424(b) under the Securities Act.

Results of Operations

Three Months Ended February 28, 2011 Compared to the Three Months Ended February 28, 2010

Revenues, net

Our revenues increased by approximately 30% from $7.7 million during the three months ended February 28, 2010 to $10.0 million during the three months ended February 28, 2011. The $2.3 million increase in revenues reflects a $2.8 million increase in revenues attributable to sales of LED components and a $1.2 million increase in other revenues, offset in part by a $1.7 million decrease in revenues attributable to sales of LED chips.

The decrease in revenues attributable to sales of LED chips was due to a 16% decrease in the volume of LED chips sold and a 21% decrease in the average selling price of LED chips. The decrease in average selling prices of LED chips resulted from increased supply and competition, which resulted in industry players, including us, having to lower prices for existing products and existing inventory. The pressure on average selling prices was also attributable to lower demand for our LED chips and the loss of a large customer in the three months ended February 28, 2011.

The increase in revenues attributable to sales of LED components was due to a 291% increase in the volume of LED components sold, offset in part by a 22% decrease in the average selling price of LED components due to continued market competition and the general trend of lower average selling prices for products that have been available in the market for some time. The significant increase in volume of LED components sold was primarily due to increased customer demand for our LED components, and also due to our ability to produce LED components that met our customers’ demand and technical specifications.

The increase in other revenues was primarily due to a $0.5 million increase in the sale of scrap, a $0.3 million service revenue, a $0.1 million increase in the sale of lighting products, as well as increases in the sale of epitaxial wafers and the sale of raw materials.

Gross Profit

Our gross profit decreased from $3.2 million during the three months ended February 28, 2010 to $2.3 million during the three months ended February 28, 2011. Our gross margin percentage decreased from 41% during the three months ended February 28, 2010 to 23% during the three months ended February 28, 2011, primarily due to a significant decrease in the average selling prices for our LED chips and LED components, as a result of an unfavorable pricing environment in the three months ended February 28, 2011. The decrease was also due to lower capacity utilization and a change in our product mix as we decreased our production of LED chips and increased our production of LED components, which are lower-margin products relative to LED chips, primarily in response to a change in customer demand, as well as a shortage in metal organic chemical compound.

Operating Expenses

Research and development. Our research and development expenses increased by 119% from $0.3 million for the three months ended February 28, 2010 to $0.7 million for the three months ended February 28, 2011. The increase was primarily due to an increase in materials and supplies used in research and development of $0.2 million, an increase in salaries attributable to research and development functions of $0.1 million, and an increase in depreciation expenses of $0.1 million. Our research and development expenses were higher for the three months ended February 28, 2011, primarily as a result of our continued research and development efforts focusing on developing higher brightness LED chips, improved LED components, and migration to larger wafer sizes, in particular 4” wafers, which resulted in an increased amount of materials and supplies. In addition, such expenses were higher because they included the research and development expenses including primarily materials and supplies and depreciation related expenses of SBDI, which we acquired in April 2010. The increase in salary related expenses was primarily due to an increase in stock-based compensation cost for our research and development personnel.

Selling, general and administrative. Our selling, general and administrative expenses increased by 230% from $0.7 million for the three months ended February 28, 2010 to $2.2 million for the three months February 28, 2011. The increase was mainly attributable to an increase in professional service expenses for legal and accounting services of $0.7 million primarily in relation to our defense against a patent infringement lawsuit and because we now incurred a significantly higher level of legal and accounting expenses as we completed our public offering and as a public company. The increase was also attributable to an increase in salary related expenses of $0.3 million, an establishment of compensation to our directors of $0.2 million, an establishment of insurance for our directors and officers of $0.1 million, and increases in travel related expenses, advertisement, taxes, rent and depreciation expenses of $0.2 million, primarily due to the general expansion of our business. The increase in salary related expenses was primarily a result of the hiring of additional employees for sales, marketing and administrative functions to accommodate the growth and increased activity of our business, as well as an increase in stock-based compensation cost for our sales, marketing and administrative personnel.

Other Income (Expense)

Loss from unconsolidated entities. We did not record any significant loss from unconsolidated entities during the three months ended February 28, 2010 as such entities, including China SemiLEDs and SILQ, were in an early development stage and did not have any material operations. We recorded a loss from unconsolidated entities of $0.7 million during the three months ended February 28, 2011, which was primarily attributable to the recognition of our portion of the net loss from China SemiLEDs as it began to incur expenses, including research and development and selling, general and administrative expenses, in preparation for commercial production. SILQ and SS Optoelectronics are in an early development stage and have not had any material operations to date. The loss recorded from unconsolidated entities was mainly due to administrative and start-up costs incurred by such entities.

Foreign currency transaction loss. We recorded a foreign currency transaction loss of $0.1 million and $0.2 million during the three months ended February 28, 2010 and 2011, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar.

Provision (Benefit) for Income Taxes

Income tax expense (benefit). Our income tax benefit in the three months ended February 28, 2011 was $0.2 million, compared with an income tax expense of $0.1 million in the three months ended February 28, 2010. Our income tax benefit in the three months ended February 28, 2011 reflected the true-up of the most current annual effective tax rate (“ETR”) for fiscal 2011, which is estimated to be approximately 2.1%, as compared to the previously estimated annual ETR, which was 6.7% in the three months ended November 30, 2010. The decrease in annual ETR reflects primarily the impact of a lower level of taxable income than we originally anticipated for Taiwan SemiLEDs, our primary operating subsidiary, for fiscal 2011

Six Months Ended February 28, 2011 Compared to the Six Months Ended February 28, 2010

Revenues, net

Our revenues increased by approximately 60% from $14.4 million for the six months ended February 28, 2010 to $23.0 million for the six months ended February 28, 2011. The $8.6 million increase in revenues reflected a $5.2 million increase in revenues attributable to sales of LED components, a $1.8 million increase in revenues attributable to sales of LED chips, and a $1.6 million increase in other revenues.

The increase in revenues attributable to sales of LED chips was due to a 14% increase in the volume of LED chips sold, offset in part by a 5% decrease in the average selling price of LED chips. The increase in volume sold was primarily due to increased end-user demand as a result of increased economic activity in calendar year 2010, as the global economy began to recover from a significant financial and economic downturn which began in late calendar year 2008 and which continued through most of calendar year 2009, and also due to our ability to ramp up our production capacity and produce LED chips that met our customers’ demand and technical specifications. We believe that we had benefited in particular during our first quarter of fiscal 2011, as the improvement in economic conditions and increased business activity and growth was more pronounced. The decrease in average selling prices of LED chips was primarily due to the continued increase in supply and market competition over the period.

The increase in revenues attributable to sales of LED components was due to a 247% increase in the volume of LED components sold, offset in part by a 16% decrease in the average selling price of LED components due to continued market competition and the general trend of lower average selling prices for products that have been available in the market for some time. The significant increase in volume of LED components sold was primarily due to increased customer demand for our LED components, and also due to our ability to ramp up our production capacity to produce LED components that met our customers’ demand and technical specifications.

The increase in other revenues was primarily due to a $0.6 million increase in the sale of scrap, a $0.3 million service revenue, a $0.3 million increase in the sale of lighting products, as well as increases in the sale of epitaxial wafers and the sale of raw materials.

Gross Profit

Our gross profit increased from $5.0 million during the six months ended February 28, 2010 to $9.0 million during the six months ended February 28, 2011. Our gross margin percentage increased from 35% during the six months ended February 28, 2010 to 39% during the six months ended February 28, 2011, primarily due to improved capacity utilization as a result of increased customer demand for our LED chips and LED components, improved production yields across our product lines, and our continued sales of a category of high performance, higher priced and higher margin LED chips which we were able to sell at higher average selling prices during the six months ended February 28, 2011. Average selling prices of our products are impacted to a significant extent by the stage of our products’ life-cycle, with average selling prices being higher early in the life-cycle of a product and prices decreasing over time as products age and new products and higher efficacies are introduced.

Operating Expenses

Research and development. Our research and development expenses increased by 31% from $0.9 million for the six months ended February 28, 2010 to $1.2 million for the six months ended February 28, 2011. The increase was primarily due to an increase in materials and supplies used in research and development of $0.2 million and an increase in depreciation expense of $0.1 million. Our research and development expenses were higher for the six months ended February 28, 2011, primarily as a result of our continued research and development efforts focusing on developing higher brightness LED chips, improved LED components, migration to larger wafer sizes, in particular 4” wafers, which resulted in an increased amount of materials and supplies. In addition, such expenses were higher because they included the research and development expenses including primarily materials and supplies and depreciation related expenses of SBDI, which we acquired in April 2010.

Selling, general and administrative. Our selling, general and administrative expenses increased by 163% from $1.3 million for the six months ended February 28, 2010 to $3.5 million for the six months ended February 28, 2011.  The increase was primarily due to an increase in professional service expenses for legal and accounting services of $0.9 million primarily in relation to our defense against a patent infringement lawsuit and because we now incurred a significantly higher level of legal and accounting expenses as we completed our public offering and as a public company, an increase in salary related expenses of $0.6 million. The increase was also attributable to an establishment of compensation to our directors of $0.3 million, an establishment of insurance for our directors and officers of $0.1 million, and increases in travel related expenses, rent, taxes, and depreciation expenses of $0.2 million, primarily due to the general expansion of our business. The increase in salary related expenses was primarily due to our hiring of additional employees for sales, marketing and administrative functions to accommodate the growth and increased activity of our business, as well as an increase in stock-based compensation cost for our sales, marketing and administrative personnel.

Other Income (Expense)

Loss from unconsolidated entities. We did not record any significant loss from unconsolidated entities during the six months ended February 28, 2010 as such entities, including China SemiLEDs and SILQ, were in an early development stage and did not have any material operations. We recorded a loss from unconsolidated entities of $0.9 million during the six months ended February 28, 2011, which was primarily attributable to the recognition of our portion of the net loss from China SemiLEDs as it began to incur expenses, including research and development and selling, general and administrative expenses, in preparation for commercial production. SILQ and SS Optoelectronics are in an early development stage and have not had any material operations to date. The loss recorded from unconsolidated entities was mainly due to administrative and start-up costs incurred by those entities.

Foreign currency transaction loss. We recorded a foreign currency transaction loss of $0.4 million and $0.7 million during the six months ended February 28, 2010 and 2011, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar.

Provision for Income Taxes

Income tax expense. Our income tax expense in the six months ended February 28, 2011 was $0.1 million, compared with an income tax expense of $0.1 million in six months ended February 28, 2010. Our income tax expense in the six months ended February 28, 2011 reflected the most current annual ETR of 2.1%, which is lower than the previously estimated annual ETR of 6.7% in the three months ended November 30, 2010. The decrease in annual ETR reflects the impact of a lower level of taxable income than we originally anticipated for Taiwan SemiLEDs, our primarily operating subsidiary, for fiscal 2011.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we have substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of the offering, we received net proceeds of $95.5 million, before deducting offering-related expenses paid by us of $3.4 million. As of August 31, 2010 and February 28, 2011, we had cash and cash equivalents of $13.5 million and $102.6 million, respectively, which were predominately held in U.S. dollars.

During the year ended August 31, 2010 and the six months ended February 28, 2011, we utilized operating lines of credit with certain banks to fulfill our short-term financing needs. The outstanding balances of these lines of credit were $1.0 million and $2.8 million as of August 31, 2010 and February 28, 2011, respectively. These lines of credit had maturity dates of six to eight months from the date of draw down and bore fixed interest rates ranging from 1.2% to 1.5% during these periods.  Unused amounts on these lines of credit were $4.7 million and $3.6 million as of August 31, 2010 and February 28, 2011, respectively.

As of August 31, 2010 and February 28, 2011, our long-term debt, which includes long-term notes, totaled $4.5 million and $7.4 million, respectively. These long-term notes carry variable interest rates ranging from 1.6% to 2.0% per annum, are payable in monthly installments, and are secured by our property, plant and equipment. The first note payable requires monthly payments of principal and interest in the amount of $13,000 over the 15-year term of the note with final payment to occur in May 2024 and, as of February 28, 2011, our outstanding balance on this note payable was approximately $1.9 million. The second note payable requires monthly payments of principal and interest in the amount of $29,000 over the five-year term of the note with final payment to occur in August 2014 and, as of February 28, 2011, our outstanding balance on this note payable was approximately $1.2 million. The third note payable requires monthly payments of principal and interest in the amount of $28,000 over the five-year term of the note with final payment to occur in March 2015 and, as of February 28, 2011, our outstanding balance on this note payable was approximately $1.4 million. The fourth note payable requires monthly payments of principal and interest in the amount of $18,000 over the 15-year term of the note with final payment to occur in December 2025 and, as of February 28, 2011, our outstanding balance on this note payable was approximately $2.9 million.  These long-term notes do not have prepayment penalties or balloon payments upon maturity.

We have incurred significant losses since inception, including net losses of $0.8 million and $3.7 million during the years ended August 31, 2008 and 2009, respectively. For the year ended August 31, 2010 and the six months ended February 28, 2011, we generated net income of $10.8 million and $2.7 million, respectively. We believe that, based on our current level of operations and anticipated growth, the net proceeds from our initial public offering, together with our existing liquidity sources and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months. However, if we are not able to continue to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flow

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended February 28,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$3,279	$3,597
Net cash used in investing activities	(12,113)	(18,860)
Net cash provided by financing activities	96,899	14,883

Cash Flows Provided By Operating Activities

Net cash provided by operating activities during the six months ended February 28, 2011 of $3.3 million was primarily attributable to: (i) our net income of $2.7 million and aggregate non-cash charges of $4.5 million, which primarily included depreciation and amortization expenses of $3.0 million; (ii) offset in part by net growth in operating assets and liabilities during the period of $3.8 million, which primarily included an increase in inventory of $2.9 million as a result of a build-up in inventories, an increase in net accounts receivable of $2.3 million as a result of a longer credit terms extended to our customers, offset in part by an increase in accounts payable of $1.4 million.

Net cash provided by operating activities during the six months ended February 28, 2010 of $3.6 million was primarily attributable to: (i) our net income of $2.3 million and aggregate non-cash charges of $2.2 million, which primarily included depreciation and amortization expenses; (ii) offset in part by net growth in operating assets and liabilities during the period of $0.9 million, which included a large increase in accounts receivable of $3.3 as a result of increased sales, offset in part by an increase in accrued liabilities and accounts payable of $1.2 million and $1.0 million, respectively.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended February 28, 2011 was $12.1 million, consisting primarily of the purchases of buildings and purchases of machinery and equipment in an amount of $11.6 million, and our investment in an unaffiliated company of $0.3 million.

Net cash used in investing activities during the six months ended February 28, 2010 was $18.9 million, consisting primarily of our investments in China SemiLEDs and two other joint venture entities in the aggregate amount of $15.5 million, and the purchases of machinery and equipment of $3.2 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the six months ended February 28, 2011 was $96.9 million, consisting primarily of net proceeds from the issuance of common stock of $92.7 million, proceeds from the issuance of long-term debt of $2.9 million, proceeds from the draw down on lines of credit of $2.8 million, offset in part by payments of lines of credit and long-term debt of $1.2 million and $0.4 million, respectively.

Net cash provided by financing activities during the six months ended February 28, 2010 was $14.9 million, consisting primarily of proceeds from the issuance of Series E convertible preferred stock of $15.0 million, proceeds from the draw down on lines of credit of $0.4 million, offset in part by payments on lines of credits and long-term debt of $0.4 million and $0.2 million, respectively.

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

As of February 28, 2011, our total purchase obligations for property, plant and equipment were $3.7 million.  In addition, during the six months ended February 28, 2011, we incurred additional long-term debt of $2.9 million and drew down another $2.8 million from lines of credit, and also made regular payments on our long-term debt and lines of credit of $1.5 million.

Subsequent to August 31, 2010, we entered into an agreement to purchase the first and second floors of a building at our Hsinchu, Taiwan headquarters for approximately $3.9 million.  The purchase of the first and second floors was approved by the Science Park Administration on October 13, 2010 and we obtained title to such property on November 17, 2010.  Following such transfer of title, our operating lease for the first floor was automatically terminated on November 17, 2010 and we now own the entire building.  We incurred additional long-term debt by entering into the fourth note payable agreement for the acquisition of the building in December 2010.

Capital Expenditures

We had capital expenditures of $3.2 million and $11.6 million during the six months ended February 28, 2010 and 2011, respectively. Our capital expenditures consisted primarily of purchases of building, machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and prudently invest in the coordinated expansion of our production capacity.

Off-Balance Sheet Arrangements

As of February 28, 2011, we did not engage in any off-balance sheet arrangements. We do not have any interest in entities referred to as variable interest entities.

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited consolidated condensed financial statements, see “Note 2” in the Notes to Condensed Consolidated Financial Statements (unaudited) of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily:

Interest Rate Risk

We had cash and cash equivalents of $102.6 million as of February 28, 2011 which are invested in demand deposits and liquid investments with original maturities of three months or less. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the six months ended February 28, 2011 would not have had a material impact on our consolidated financial position, results of operations, or cash flows.

We had long-term debt of $10.2 million as of February 28, 2011 consisting of notes payable of $7.4 million and lines of credit of $2.8 million. Only the notes payable carry variable interest rates and these interest rates, which ranged between 1.6% to 2.0% as of February 28, 2011, are based on annual time deposit notes plus a specific spread. A hypothetical 10% change in the note payable interest rates during the six months ended February 28, 2011 would not have had a material impact on our consolidated financial position, results of operations, or cash flows.

Foreign Currency Exchange Rate Risk

A portion of our revenues and expenses are currently transacted by our non-U.S. subsidiaries in currencies other than their functional currencies, which are mostly in U.S. dollars and to a lesser extent in Japanese Yen. Therefore, our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our unaudited condensed consolidated statements of income (loss). If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected if there were significant negative fluctuations due to changes in these foreign exchange rates.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2011.  The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Cree

On October 14, 2010, Cree, Inc., our competitor and a major manufacturer of LED products, filed a complaint against us and Helios Crew, our wholly owned subsidiary, with the United States District Court for the District of Delaware, alleging that we and Helios Crew have infringed certain of its patents in the United States and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys fees. We and Helios Crew filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges we have infringed. On March 22, 2011, the Court granted Cree’s motion to amend and the second amended complaint was placed on file.  The second amended complaint similarly alleges that we and Helios Crew have infringed certain of Cree’s patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys fees.  We and Helios Crew plan to file answers to the second amended complaint in the near future. We believe we have meritorious defenses and intend to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, we may be barred from importing or selling our products into the United States and may be subject to damages and penalties. Moreover, Cree has an extensive patent portfolio and we cannot assure you that Cree will not assert additional claims of infringement of its other patents.

Rothschild

In August 2009, Gertrude F. Neumark Rothschild, a retired professor from the United States, filed a complaint with the Intellectual Property Court in Taiwan against us and seven other companies, asserting that the production process we use to manufacture our LED chips infringes her patent in Taiwan. Mr. Trung T. Doan, our chief executive officer, was named a co-defendant. In the complaint, Ms. Rothschild seeks monetary damages and an injunction against future infringement. She alleges that we and Mr. Trung T. Doan, our chief executive officer, are jointly and severally liable. On June 30, 2010, the complaint was dismissed by the court and on July 30, 2010, Ms. Rothschild appealed the decision. On October 28, 2010, a pleading was filed with the Intellectual Property Court in Taiwan by Ms. Rothschild’s attorneys to withdraw her claim for an injunction against future infringement of her patent because such patent had expired on August 15, 2009. We believe the patent in suit is invalid, among other defenses that we have asserted. Ms. Rothschild continues to seek initial monetary damages of NT33.0 million (approximately $1.1 million), although the ultimate amount of the damages if she were to prevail on appeal is unpredictable and has not yet been determined.

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

We have incurred net losses in recent periods and may again incur net losses in the future.

We incurred net losses of $0.8 million and $3.7 million for the fiscal years ended August 31, 2008 and 2009, respectively, and a net loss of $1.2 million for the three months ended February 28, 2011. We can give no assurance that we will not incur net losses in future periods. Our revenue and net income may decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. You should not rely on the revenue or net income growth of any prior quarterly or annual periods as an indication of our future performance. In the past, we have experienced revenue declines and incurred increased net losses. If our future growth fails to meet investor or analyst expectations, the trading price of our common stock may decline significantly and could have a material adverse effect on our business, financial condition and results of operations.

We derive a substantial portion of our revenues from the sale of our LED chips. Our inability to grow or maintain our revenues generated from the sales of LED chips would have a negative impact on our financial condition and results of operation.

A substantial portion of our revenues to date have been derived from the sale of LED chips, our core product. Revenues attributable to the sale of our LED chips represented 88%, 78% and 77% of our revenues for the years ended August 31, 2008, 2009 and 2010, respectively, and 59% of our revenue for the six months ended February 28, 2011. Revenues attributable to the sale of our LED components represented 8%, 20% and 21% of our revenues for the years ended August 31, 2008, 2009 and 2010, respectively, and 33% of our revenue for the six months ended February 28, 2011. We expect to continue to derive a substantial portion of our revenues from the sale of LED chips for the foreseeable future. As such, the continued market acceptance of our LED chips is critical to our continued success, and our inability to grow or maintain our revenues generated from the sales of LED chips would have a negative impact on our business, financial condition and results of operations.

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

Trademark, patent, copyright and other intellectual property rights are critical to our business and the business of our competitors. Our industry is characterized by frequent intellectual property litigation involving patents, trade secrets, copyrights, and mask designs among others. Competitors of ours and other third parties have in the past and will likely from time to time in the future allege that our products infringe on their intellectual property rights. For example, on October 14, 2010, Cree, our competitor and a major manufacturer of LED products, filed a complaint against us and Helios Crew, our wholly owned subsidiary, with the United States District Court for the District of Delaware, alleging that we and Helios Crew have infringed certain of its patents in the United States and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys fees. We and Helios Crew filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges we have infringed. On March 22, 2011, the Court granted Cree’s motion to amend and the second amended complaint was placed on file.  The second amended complaint similarly alleges that we and Helios Crew have infringed certain of Cree’s patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys fees.  We and Helios Crew plan to file answers to the second amended complaint in the near future. We believe we have meritorious defenses and intend to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, we may be barred from importing or selling our products into the United States and may be subject to damages and penalties. Moreover, Cree has an extensive patent portfolio and we cannot assure you that Cree will not assert additional claims of infringement of its other patents. In addition, companies, including Cree and our other primary competitors, have been for several years, and continue to be, devoting substantially greater resources than us in filing for and obtaining patents that potentially affect many aspects of our LED chips and LED components and our business. Any intellectual property claim against us, including any additional claims that may be asserted by Cree or others, could have a material adverse effect on our business, financial condition, reputation and competitive position regardless of the validity or outcome. We believe that, as our visibility within the LED market increases as a result of our initial public offering, the risk that additional infringement claims, with or without merit, will be asserted against us will increase.

Litigation to determine the validity and scope of any claim against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights can be highly uncertain because of the complex scientific, legal and factual questions and analyses involved. Defending against any intellectual property infringement claims would likely result in costly litigation, diversion of the attention and efforts of our technical and management personnel and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. As a result of any such dispute, we may be required to develop non-infringing technology, pay substantial damages, enter into royalty or licensing agreements to use third-party technology, cease selling certain products, adjust our marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. If we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected.

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

In addition to the Cree complaint, we are currently subject to one additional lawsuit. In August 2009, Gertrude F. Neumark Rothschild, a retired professor from the United States, filed a complaint with the Intellectual Property Court in Taiwan against us and seven other companies, asserting that the production process we use to manufacture our LED chips infringes her patent in Taiwan. In the complaint, Ms. Rothschild seeks monetary damages and an injunction against future infringement. She alleges that we and Mr. Trung T. Doan, our chief executive officer, are jointly and severally liable. On June 30, 2010, the complaint was dismissed by the court and on July 30, 2010, Ms. Rothschild appealed the decision. On October 28, 2010, a pleading was filed with the Intellectual Property Court in Taiwan by Ms. Rothschild’s attorneys to withdraw her claim for an injunction against future infringement of her patent because such patent had expired on August 15, 2009. We believe the patent in suit is invalid, among other defenses that we have asserted. Ms. Rothschild continues to seek initial monetary damages of NT33.0 million (approximately $1.1 million), although the ultimate amount of the damages if she were to prevail on appeal is unpredictable and has not yet been determined.

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

•             changes in economic and market conditions that affect the viability of some traditional lighting technologies, for example declining energy prices that favor existing lighting technologies; and

•             capital expenditures for new and replacement lighting systems by end-users of LED products, which may decline during economic downturns.

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

As market demand increases, if we are not able to increase our capacity or if we experience delays or unforeseen costs associated with increasing our capacity levels, we may not be able to achieve our financial targets. Alternatively, as market demand decreases or as market supply surpasses demand, we may not be able to reduce manufacturing expenses or overhead costs proportionately. We believe that many of our competitors are, like us, adding MOCVD reactors and related equipment to increase manufacturing capacity. We expect a number of MOCVD reactors and related equipment will come on line in the next 12 months and increase LED chip supply. If the expected increase in supply outpaces any increases in future market demand, or if demand decreases, the resulting oversupply could adversely impact our sales and cause us to reduce our prices, which would lower our margins and adversely impact our financial results.

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

We also purchase gases, photo chemicals and other materials from various suppliers on the spot market. As such, we are exposed to supply constraints in the market for Trimethylgallium and other Organo-metallic materials that are used for MOCVD growth of gallium nitride, or GaN, Aluminium Gallium Nitride, or AlGaN, and Indium Gallium Nitride, or InGaN, layers on sapphire. Recently, production issues experienced by one of our major suppliers of Organo-metallic materials and the continued ramp-up of LED production in countries such as China and Korea have led to constraints in the supply of Organo-metallic materials as an increasing number of MOCVD reactors come on line.  This constraint has had a negative impact on our ability to procure supply for our operations and could continue to adversely affect us if supply of Organo-metallic materials does not increase over the next year. Moreover, the shortage of Organo-metallic materials may hinder the ability of our MOCVD reactors to achieve high capacity utilization. Additionally, we use metals such as copper alloy and other commodities in our manufacturing process. The price volatility of such materials may make our procurement planning challenging. If the prices of materials increase it may adversely affect our operating margins. Although these materials are generally available and are not considered to be specialty chemicals, our inability to procure such materials in volumes and at commercially reasonable prices could result in a material adverse effect on our business, financial condition and results of operations.

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

We plan to continue to expand production capacity at Taiwan SemiLEDs’ manufacturing facilities. In addition, our strategy to capitalize on the potential growth of the LED market in China includes China SemiLEDs. There are many events that could delay, prevent or impact our ability to increase our capacity in accordance with our plans, or otherwise increase our costs, including shortages or late delivery of building materials and facility equipment, delays in governmental approval, consents, licenses, permits and certifications, labor disputes, availability of space for further build-out or earthquakes or other natural disasters, among others. Currently we expect China SemiLEDs to commence commercial production and begin to market and sell products in China after April 2011.

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

We have experienced a period of significant growth since our inception and expect to continue to expand our business and operations. We intend to continue to expand our manufacturing capacity and operations in Taiwan. In addition, China SemiLEDs has substantially completed the construction of its manufacturing facilities, purchased equipment and installed LED chip manufacturing lines, hired technical and managerial personnel, and installed financial and administrative equipment and software. We expect China SemiLEDs to commence commercial production and begin to market and sell products in China after April 2011.

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

Our revenues are highly concentrated in markets in Asia, particularly in Taiwan and China. Revenues generated from sales of our LED chips and LED components to Taiwan and China (including Hong Kong) accounted for 65%, 79%, 76% and 68% of our revenues for the years ended August 31, 2008, 2009, and 2010, and the six months ended February 28, 2011, respectively. As a result of our revenue concentration in these two markets, economic downturns, changes in governmental policies and increased competition in China or Taiwan could have a material and disproportionate impact on our revenues, operating results, business and prospects.

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

Larger wafers are significantly more expensive to manufacture than smaller wafers and generally have physical attributes and properties that make it materially more difficult to process efficiently for the manufacture of LED chips with yield and consistency that may not justify the high cost of the wafer. While we have invested and will continue to invest in process technologies and know-how to manufacture LED chips using 4” wafers and we expect to commence research and development to manufacture chips using 6” wafers, no assurance can be given that we will be successful in doing so. Even if we develop the technology and know-how necessary to successfully manufacture LED chips using larger wafer sizes, there could be shortages of MOCVD reactors that are capable of producing LED chips on these larger wafer sizes. For example, there are currently very few suppliers that manufacture MOCVD reactors capable of producing LED chips on 4” or greater size wafers. Several of our competitors, such as Cree, Philips (Lumileds) and Siemens (Osram), are manufacturing LED chips based on 4” wafers. If we are unable to cost-effectively migrate to larger wafer sizes, or if these and other manufacturers succeed in developing cost-effective 4” and 6” wafer technology before we do, our financial condition, results of operations, competitiveness and prospects will be materially and adversely affected.

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

We derive a significant portion of our revenues from a limited number of customers. For the six months ended February 28, 2011, our top ten customers represented 62% of our revenues. Some of our largest customers have changed from year to year primarily as a result of our limited operating history, rapid growth, broadening customer base, and the timing of discrete, large project-based purchases. For the six months ended February 28, 2011, sales to our three largest customers, in aggregate, accounted for 32% of our total revenues.

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

We do not control the activities of our distributors with respect to the marketing and sales of and customer service support for our products. Therefore, the reputation and performance of our distributors and the ability and willingness of our distributors to sell our products, uphold our brand reputation for quality, by providing, for example, high quality service and pre- and post-sales support, and their ability to expand their businesses and their sales channels are essential to the future growth of our business and has a direct and material impact on our sales and profitability in such jurisdictions. Also, as with our individual customers, we do not have long-

term purchase commitments from our distributor customers, and they can therefore generally cancel, modify or reduce orders with little or no notice to us. As a result, any reductions or delays in, or cancellations of, orders from any of our distributors may have a negative impact on our sales and budgeting process.

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

With respect to our LED chips, substantially all of our sales are to packagers or distributors, a substantial portion of which is used in LED general lighting applications. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers such as lighting fixture manufacturers. Our distributors resell our LED chips either to packagers or to end-customers. General lighting applications typically require white lighting whereas we typically sell blue chips or chips with other non-white color characteristics. Therefore, our customers coat our LED chips with an appropriately colored phosphor that converts the LED light emission into the desired color. Sales of our LED chips are highly dependent upon our customers’ ability to procure high quality phosphors, develop high quality and highly efficient white LED components and obtain the necessary intellectual property rights, such as the rights to use various phosphors. Even if our customers are able to develop competitive white LED components using our LED chips, there can be no assurance that our customers will be successful in the marketplace.

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

There can be no assurance that the steps we have taken or plan to take in the future are adequate to protect our intellectual property, including our proprietary technologies and trade secrets. We currently have 46 patents issued and 40 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. We also have 47 patents issued and 93 patents pending before patent and trademark offices outside the United States. Of these 93 issued patents, 25 patents expire between the years 2016 and 2020, 45 patents expire between the years 2021 and 2025, and 23 patents expire between the years 2026 and 2035. 61 of our issued patents are design patents and 8 of our pending patents are design patents. We expect to continue to seek patent and trademark protection for our technologies and know-how. However, we will only be able to protect such technologies and know-how from unauthorized use by third parties to the extent that valid, protectable and enforceable rights cover them. We cannot be certain that our patent and trademark applications will lead to patents being issued and registered trademarks being granted in a timely manner, or at all. Even if we are successful in obtaining such rights, the intellectual property laws of other countries in which our products are sold or may in the future be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. For example, China currently is thought to afford less protection to intellectual property rights generally than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability as regards unauthorized disclosure or use of our intellectual property and undermine our competitive position. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in LED-related industries are uncertain and still evolving, both in the United States and in other countries. Moreover, the contractual agreements that we enter into with employees, licensees and third parties to protect our intellectual property and proprietary rights afford only limited protection and may not be enforceable.

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

Given the significance of the China market as part of our business strategy, our net income growth and overall growth prospects are significantly dependent on the success of China SemiLEDs. We established China SemiLEDs in January 2010. China SemiLEDs has substantially completed the construction of its manufacturing facilities, purchased equipment and installed LED chip manufacturing lines, hired technical and managerial personnel, and installed financial and administrative equipment and software. We expect China SemiLEDs to commence commercial production and begin to market and sell products in China after April 2011. China SemiLEDs is the first operating entity we have established in China and we have not had prior experience in establishing, constructing and managing design, manufacture and sales operations of the scale that is contemplated at China SemiLEDs.

In addition, our management and other key personnel will also have to devote significant managerial time and resources to help grow China SemiLEDs’ business, which could result in the diversion of our management resources away from our current business operations and customers. A majority of the members of the board of directors of China SemiLEDs are our employees, including our chief executive officer Trung T. Doan and our chief operating officer Dr. Anh Chuong Tran. Mr. Doan and Dr. Tran serve as chairman and vice-chairman, respectively, of the board of China SemiLEDs.

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

For the year ended August 31, 2010 and the six months ended February 28, 2011, 35% and 20%, respectively, of our revenues were generated from sales to customers in China (including Hong Kong). Under various intellectual property agreements between us and China SemiLEDs, we have transferred patents and granted licenses with respect to certain of our patents to China SemiLEDs so that it can manufacture and sell LED chips in China. As such, both China SemiLEDs and Taiwan SemiLEDs will sell substantially the same LED chips in China.

We cannot assure you that China SemiLEDs and Taiwan SemiLEDs will not ultimately compete for the same pool of existing or new customers, in particular if demand for LED products decreases or does not increase. We do not consolidate the financial results of China SemiLEDs in our consolidated financial statements but instead record 49% of the net income or loss from China SemiLEDs in our income statement under income (loss) from unconsolidated entities. If China SemiLEDs makes significant sales to customers in China that would have otherwise been made by Taiwan SemiLEDs, our revenues could be materially and adversely affected, and if the amount we record under income (loss) from unconsolidated entities for those sales does not compensate for the impact of the loss of the sale by Taiwan SemiLEDs, then our results of operations would be materially and adversely affected.

Because China SemiLEDs has not commenced commercial production and begun to market and sell products, we do not yet know the nature or extent of any potential head-to-head sales competition between us and China SemiLEDs nor have we determined how we and China SemiLEDs will determine whether the sale should be made by us or it. We have not yet established a method for resolving conflicts and there are no objective criteria in place to evaluate conflicts. In addition, we have not yet determined the nature or extent of any potential conflicts of interest in terms of allocating customers between China SemiLEDs and us or how any conflicts may be resolved relating to Mr. Doan and Dr. Tran serving as both our officers and directors and also the chairman and vice-chairman, respectively, of China SemiLEDs, or by whom such conflicts will be resolved. They may face circumstances where a business opportunity is available to both China SemiLEDs and us. In such a scenario, they may need to decide the extent, if any, either company retains such opportunity. If the sales competition or conflicts are frequent or severe, we may be unable to resolve them in a timely or satisfactory manner. For example, if there is competition for or conflict regarding business opportunities, we could be harmed in many ways, including if the sales competition or conflict results in:

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

We are a holding company. Our two material assets are our ownership interest in Taiwan SemiLEDs and our joint venture interest in China SemiLEDs. Our other joint venture, SILQ, is in the early stages of business development.

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

Upon commencement of commercial production at China SemiLEDs, a substantial portion of our business in China will be conducted through China SemiLEDs. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. PRC subsidiaries are generally required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of their respective registered capital, which is approximately RMB 102.4 million for China SemiLEDs. Statutory reserves are not distributable as loans, advances or cash dividends. As China SemiLEDs is in early stages of development, we expect that it will have accumulated deficits for the near term.

In addition, any dividends paid by China SemiLEDs requires the approval of the affirmative vote of the stockholders of China SemiLEDs, which may not be given. The remittance of such dividends outside of China must comply with the procedures required by the relevant PRC laws relating to foreign exchange (after deduction of the necessary reserve fund and enterprise income tax at the rate of 25%). Under the Enterprise Income Tax Law of the PRC, or the EIT Law and its implementation regulations, both of which became effective on January 1,

2008, we will be subject to a withholding tax rate of 10% for any dividends paid by China SemiLEDs to us if we are deemed a non-PRC tax resident.

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

Most of our operations, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the year ended August 31, 2008, 2009, and 2010, and the six months ended February 28, 2011, 65%, 79%, 76% and 68%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property and business interruption insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. On March 11, 2011, Japan experienced a 9.0 magnitude earthquake which triggered a tsunami that led to widespread damage and business interruption. We have not at this time identified any material impact on our business resulting from this catastrophic event, but cannot predict what, if any, impact the current interruptions in Japan may have on our future operations.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange of the PRC, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 35% and 20% of our total revenue for the year ended August 31, 2010 and the six months ended February 28, 2011, respectively. We also expect China SemiLEDs to begin making sales in China after it commences commercial production at its Foshan manufacturing facilities. Since substantially all of China SemiLEDs’ future cash flow from operations is expected to be denominated and settled in Renminbi, any existing and future restrictions on currency exchange may limit China SemiLEDs’ ability to purchase goods and services outside of China or otherwise fund its business activities that are conducted in foreign currencies.

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

•                         changes in the composition of and the orders received from our customers;

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

As of February 28, 2011, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, more than a majority of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From December 1, 2010 to February 28, 2011, the only issuances that were unregistered were options exercised prior to December 10, 2010 for a total of 7,901 shares of the Company’s common stock under the Company’s 2005 Equity Incentive Plan at an average purchase price of $0.79 per share. These issuances were made under a compensatory benefit plan in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended.

Use of Proceeds

On December 8, 2010, the Company’s registration statement on Form S-1 (File No. 333-168624) was declared effective for the Company’s initial public offering, pursuant to which the Company registered the offering and sale of 5,250 thousand shares of common stock by the Company and the additional sale pursuant to the underwriters’ over-allotment option for an additional 788 thousand shares of common stock by the Company, at a public offering price of $17.00 per share. On December 14, 2010, the Company sold 6,038 thousand shares of common stock, including 788 thousand shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $102,637,500 and the offering has terminated. The managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc.

As a result of the offering, the Company received net proceeds of $95.5 million, before deducting offering-related expenses paid by us of $3.4 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 12, 2011	By:	/s/ David Young
		Name:	David Young
		Title:	Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated November 10, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.