Form 10-Q
period 2011-05-31
SemiLEDs Corp
filed 2011-07-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,261,497 shares of common stock, par value $0.0000056 per share, outstanding as of July 7, 2011.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for per share amounts)

	May 31, 2011	August 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,392	$13,520
Accounts receivable, net of allowance for doubtful accounts of $168 and $101	7,227	7,620
Accounts receivable from related parties	713	73
Inventory	18,413	11,362
Prepaid expenses and other current assets	1,875	2,269
Total current assets	122,620	34,844
Property, plant and equipment, net	47,261	31,929
Intangible assets, net	456	380
Investments in unconsolidated entities	16,124	15,961
Other assets	1,030	792
TOTAL ASSETS	$187,491	$83,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,143	$2,814
Accrued liabilities	4,751	4,355
Deferred income, current portion	51	—
Long-term debt, current portion	3,907	1,752
Total current liabilities	10,852	8,921
Long-term debt, net of current portion	6,572	3,786
Deferred income, net of current portion	463	—
Total liabilities	17,887	12,707
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0000056 par value — 32,143 and 29,071 shares authorized; 27,261 and 7,428 shares issued and outstanding as of May 31, 2011 and August 31, 2010	—	—
Convertible preferred stock issuable in Series A to E, $0.0000056 par value — zero and 13,719 shares authorized; zero and 13,719 shares issued and outstanding as of May 31, 2011 and August 31, 2010	—	—
Additional paid-in capital	163,953	70,510
Accumulated other comprehensive income (loss)	6,992	(441)
Retained earnings (accumulated deficit)	(1,341)	1,130
Total stockholders’ equity	169,604	71,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$187,491	$83,906

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statements of Operations

(Unaudited)

(In thousands, except for per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Revenues, net	$5,600	$9,886	$28,573	$24,275
Cost of revenues	5,124	4,846	19,128	14,230
Gross profit	476	5,040	9,445	10,045
Operating expenses:
Research and development	1,041	582	2,226	1,490
Selling, general and administrative	3,329	919	6,814	2,244
Total operating expenses	4,370	1,501	9,040	3,734
Income (loss) from operations	(3,894)	3,539	405	6,311
Other income (expense):
Loss from unconsolidated entities	(1,105)	(159)	(2,002)	(169)
Interest income (expense), net	8	(10)	10	(21)
Other income, net	39	—	83	—
Foreign currency transaction gain (loss), net	(181)	27	(920)	(325)
Total other expense, net	(1,239)	(142)	(2,829)	(515)
Income (loss) before income taxes	(5,133)	3,397	(2,424)	5,796
Income tax expense (benefit)	(10)	151	47	271
Net income (loss)	$(5,123)	$3,246	$(2,471)	$5,525
Net income (loss) attributable to common shareholders:
Basic	$(5,123)	$640	$(5,541)	$460
Diluted	$(5,123)	$678	$(5,541)	$487
Net income (loss) per share attributable to common shareholders:
Basic	$(0.19)	$0.09	$(0.28)	$0.07
Diluted	$(0.19)	$0.09	$(0.28)	$0.06
Shares used in computing net income (loss) per share attributable to common shareholders (Note 8):
Basic	27,256	7,111	20,021	7,002
Diluted	27,256	7,873	20,021	7,707

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Common Stock		Convertible Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
BALANCE — August 31, 2010	7,428	$—	13,719	$—	$70,510	$(441)	$1,130	$71,199

Issuance of common stock upon exercise of stock options	76	—	—	—	62	—	—	62
Issuance of common stock upon the completion of offering, net of issuance costs	6,038	—	—	—	91,993	—	—	91,993
Conversion into common stock	13,719	—	(13,719)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,388	—	—	1,388
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	7,433	—	7,433
Net loss	—	—	—	—	—	—	(2,471)	(2,471)

Total comprehensive income								4,962

BALANCE — May 31, 2011	27,261	$—	—	$—	$163,953	$6,992	$(1,341)	$169,604

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended May 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,471)	$5,525
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,759	3,367
Stock-based compensation expense	1,388	100
Bad debt expense	50	185
Gain on disposal of property, plant and equipment	—	(15)
Loss from unconsolidated entities	2,002	169
Income recognized on patents assignment	(4)	—
Changes in operating assets and liabilities:
Accounts receivable, net	617	(3,413)
Inventory	(5,572)	(1,530)
Prepaid expenses and other	(601)	167
Accounts payable	(510)	1,165
Accrued liabilities	317	373
Net cash provided by (used in) operating activities	(25)	6,093
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(16,490)	(6,130)
Sale of property, plant and equipment	—	40
Purchase of investments	(993)	(15,532)
Payments for development of intangible assets	(171)	(134)
Acquisition, net of cash acquired	—	(919)
Proceeds from patents assignment, net	540	—
Other investing activities, net	(98)	47
Net cash used in investing activities	(17,212)	(22,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	92,702	—
Proceeds from issuance of Series E convertible preferred stock	—	15,043
Proceeds from exercise of stock options	62	165
Proceeds from line of credit	3,304	1,413
Payments on line of credit	(1,425)	(1,126)
Proceeds from long-term debt	2,896	1,481
Payments of long-term debt	(642)	(339)
Net cash provided by financing activities	96,897	16,637
Effect of exchange rate changes on cash and cash equivalents	1,212	340
NET INCREASE IN CASH AND CASH EQUIVALENTS	80,872	442
CASH AND CASH EQUIVALENTS—Beginning of period	13,520	13,715
CASH AND CASH EQUIVALENTS—End of period	$94,392	$14,157
NONCASH INVESTING ACTIVITIES:
Accrual related to property, plant and equipment	$560	$659

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.  Business

Business — SemiLEDs Corporation (“SemiLEDs”) was established on January 4, 2005 as a Delaware corporation. As of May 31, 2011, SemiLEDs had three wholly owned subsidiaries. The most significant of these is SemiLEDs Optoelectronics Co., Ltd., formerly Semi-Photonics, (“Taiwan SemiLEDs”), which is located in Hsinchu, Taiwan where substantially all research, development, manufacturing, marketing and sales activities take place and where substantially all of the assets are held.

The following chart illustrates the relationship and ownership percentages of SemiLEDs’ corporate structure and joint venture entities:

SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s customers are primarily located in Asia, Russia and North America.

Initial Public Offering — On December 8, 2010, the Company sold 5,250 thousand shares of common stock at a price of $17.00 per share in an initial public offering. The shares began trading on the NASDAQ Global Market on December 8, 2010. Also, on December 9, 2010, the Company’s underwriters exercised their overallotment option to purchase another 788 thousand shares of common stock. The $95.5 million in net proceeds from the initial public offering, before deducting offering-related expenses of $3.5 million, were received on December 14, 2010, which was the closing date of the offering. Upon the completion of the initial public offering on December 8, 2010, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis, as adjusted for the 14-for-1 reverse stock split described below, and shares of convertible preferred stock are no longer authorized to be issued. The convertible preferred stock converted into 13,719 thousand shares of common stock and the Class B common stock converted into 661 thousand shares of common stock. Concurrently, the Company increased the number of authorized shares of common stock to 32,143 thousand with a par value of $0.0000056 per share.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation — The Company’s unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable provisions of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, with the SEC on December 9, 2010. The consolidated balance sheet as of August 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of May 31, 2011, the Company’s results of operations for the three and nine months ended May 31, 2011 and 2010, and its cash flows for the nine months ended May 31, 2011 and 2010. The results for the three or nine months ended May 31, 2011 are not necessarily indicative of the results to be expected for the year ending August 31, 2011. All references to May 31, 2011 or to the three or nine months ended May 31, 2011 and 2010 in the notes to the consolidated financial statements are unaudited.

Use of Estimates — The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include collectability of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock-based compensation expense, and recoverability of the carrying amounts of property, plant and equipment and intangible assets. The Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

Concentration of Supply Risk — Some of the components and technologies used in the Company’s products are purchased and licensed from a limited number of sources. The loss of any of these suppliers may cause the Company to incur additional transition costs, result in delays in the manufacturing and delivery of its products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of third parties for the fulfillment of its customer orders, and the failure of these third parties to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products, which could adversely affect the Company’s business, financial position, results of operations and cash flows.

Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company keeps its cash and cash equivalents with prominent banks and invests only in high-quality fixed income securities. Deposits held with banks may exceed the amount of insurance provided on such deposits.

As of May 31, 2011 and August 31, 2010, cash of $75.3 million and $0.6 million, respectively, comprising U.S. dollar denominated bank deposits held in uninsured accounts at a major financial institution located in the United States. As of May 31, 2011 and August 31, 2010, cash of $19.1 million and $12.9 million, respectively, was held in uninsured accounts at major financial institutions located in Taiwan, and such cash balance included U.S. dollar denominated bank deposits of $17.4 million and $12.3 million, respectively. Management believes that these major financial institutions are of high credit quality.

Substantially all of the Company’s revenues are derived from the sales of LED products. A significant portion of the Company’s revenues are derived from a limited number of customers and sales are concentrated in markets in Asia, particularly in China and Taiwan. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need for a reserve for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management’s assessment of the collectibility of its customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

During the three and nine months ended May 31, 2011, sales to the top ten customers represented 70% and 58% of the Company’s net revenues and during the three and nine months ended May 31, 2010, sales to top ten customers represented 63% and 64% of net revenues.

Net revenues generated from sales to customers in China (including Hong Kong) and Taiwan accounted for 71% and 69% of the Company’s net revenues during the three and nine months ended May 31, 2011, and 81% and 83% during the three and nine months ended May 31, 2010.

3.  Balance Sheet Components

Inventory

Inventory as of May 31, 2011 and August 31, 2010 consists of the following (in thousands):

	May 31, 2011	August 31, 2010

Raw materials	$3,388	$2,610
Work in process	4,680	3,955
Finished goods	10,345	4,797
Inventory	$18,413	$11,362

Inventory write-downs to estimated net realizable values during the three months and nine months ended May 31, 2011 were $1.1 million and $1.5 million, respectively.

Property, Plant and Equipment, net

Property, plant and equipment as of May 31, 2011 and August 31, 2010 consists of the following (in thousands):

	May 31, 2011	August 31, 2010

Buildings and improvements	$12,998	$7,148
Machinery and equipment	46,527	32,492
Leasehold improvements	3,042	2,225
Other equipment	1,698	1,230
Construction in progress	6,478	5,561
Total property, plant and equipment	70,743	48,656
Less accumulated depreciation and amortization	(23,482)	(16,727)
Property, plant and equipment, net	$47,261	$31,929

4.  Investments in Unconsolidated Entities

The Company’s unconsolidated entities are joint ventures and privately-held companies that the Company accounts for as investments on an equity or cost method basis. The equity method investments consist of SILQ (Malaysia) Sdn. Bhd. (“SILQ”), Xurui Guangdian Co., Ltd. (“China SemiLEDs”), and SS Optoelectronics Co., Ltd. (“SS Optoelectronics”). The Company’s ownership interest and investments in unconsolidated entities as of May 31, 2011 and August 31, 2010 consist of the following (in thousands, except for percentages):

	Percentage Ownership	May 31, 2011	August 31, 2010

Equity method investments:
SILQ	50%	$895	$433
China SemiLEDs	49%	13,915	14,575
SS Optoelectronics	49%	253	239
Cost method investments	Various	1,061	714
Total investments in unconsolidated entities		$16,124	$15,961

There have been no dividends received from unconsolidated entities through May 31, 2011.

Equity Method Investments — The following joint ventures are partially owned by the Company or its wholly-owned subsidiaries, however, the Company has determined that it does not control the entities but can exercise significant influence over the operating and financial policies of the joint ventures. The Company accounts for these joint ventures using the equity method of accounting.

In September 2009, the Company, through a wholly owned subsidiary, contributed $570,000 to form SILQ, a joint venture in Malaysia. In April 2011, the Company participated in SILQ’s capital increase and contributed $662,000. The Company and the other investor in the joint venture each hold a 50% ownership and voting interest in SILQ’s common stock. The Company entered into the joint venture agreement that established SILQ to design, manufacture and sell lighting fixtures and systems.

In December 2009, the Company entered into an agreement to establish China SemiLEDs in Guangdong, China for the purposes of conducting research and development and producing LED epitaxial wafers and chips to be sold in China. The Company contributed $14.7 million to acquire a 49% ownership interest in China SemiLEDs.

In December 2009, the Company, through a wholly owned subsidiary, entered into an agreement to contribute $980,000 for a 49% ownership interest in SS Optoelectronics, a joint venture in Taiwan. The investment is payable based upon a payment schedule set forth in the agreement as follows: $245,000 upon signing the agreement, $245,000 after the incorporation of the joint venture and $490,000 upon reaching a certain sales level. As of May 31, 2011, the Company has contributed $245,000. The Company entered into the joint venture agreement that established SS Optoelectronics to facilitate sales of the Company’s LED chips to the other investor in the joint venture. However, the application for entry into the Hsinchu Science Park was rejected by the Hsinchu Science Park Administration because the main purpose of SS Optoelectronics was not for research and development or manufacturing as required under the regulations of the Administration. As such, the Company made a determination to dissolve the joint venture in accordance with the joint venture agreement and sent a notice of termination to the other investor in November 2010. Management does not expect that dissolving this joint venture will have a material impact on the Company’s consolidated financial statements.

The excess of the Company’s share of net assets of China SemiLEDs over book value is $7.2 million at May 31, 2011. This difference is associated with the investee’s tangible assets and is being amortized over the weighted average useful life of the assets of 11 years beginning in the period those assets are put in place and ready for their intended use, which was April 2011.

The aggregate fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

The following is a summary of the financial information for China SemiLEDs (in thousands):

	May 31, 2011	May 31, 2010

Current assets	$22,913	$27,543
Noncurrent assets	60,488	17,341
Current liabilities	17,322	45
Noncurrent liabilities	22,904	—
Stockholders’ equity	43,175	44,839

	Nine Months Ended May 31,
	2011	2010

Revenues, net	$43	$—
Gross profit	(1,301)	—
Loss from operations	(4,369)	(151)
Net loss	(3,754)	(126)

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

As of May 31, 2011, the Company held investments in nonmarketable common stock of four unaffiliated companies with a carrying amount of $1.1 million.

As of August 31, 2010, the Company held investments in nonmarketable common stock of three unaffiliated companies with a carrying amount of $714,000.

The fair value of these investments is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

5.  Deferred Income

In March 2011, the Company received a one-time payment of $540,000, net of related costs of $60,000 for the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement. In addition, China SemiLEDs has granted the Company a royalty-free, transferable and exclusive license to use the assigned patents globally except in manufacturing LED wafers and chips in China and agreed to license all future patents acquired by China SemiLEDs to the Company for the use in manufacturing or selling LED products globally. Income of $509,000 on such assignment was initially deferred and will be recognized in other income over the life of the assigned patents. For the three months ended May 31, 2011, the Company recognized $4,000 in other income.

6.  Commitments and Contingencies

Operating Lease Agreements — The Company has several operating leases with unrelated parties, primarily for land, plant and office space in Taiwan, which are noncancellable and which expire on November 30, 2016 and December 31, 2020. Lease expense related to these noncancellable operating leases was $216,000 and $198,000 during the three months ended May 31, 2011 and 2010 and $561,000 and $431,000 during the nine months ended May 31, 2011 and 2010. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of May 31, 2011 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
2011 (remainder)	$180
2012	705
2013	756
2014	764
2015	842
Thereafter	1,388
Total	$4,635

Purchase Obligations — The Company had purchase commitments for equipment in the amount of $12.6 million and $6.9 million as of May 31, 2011 and August 31, 2010.

Litigation— The Company is subject to various claims arising in the ordinary course of business.

On October 14, 2010, Cree, Inc., or Cree, a competitor and a major manufacturer of LED products, filed a complaint against the Company in the United States District Court of Delaware asserting infringement of certain of their patents. The complaint seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. The Company filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges the Company has infringed. On March 22, 2011, the Court granted Cree’s motion to amend and the second amended complaint was placed on file. Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of the Company as a defendant. The third amended complaint similarly alleges that the Company has infringed certain of Cree’s patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. The Company answered the third amended complaint on May 16, 2011, denying all allegations of infringement. Management believes that the Company has meritorious defenses and the Company intends to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, it could have a material adverse effect on the Company’s business and reputation. At this time, management is unable to estimate the potential financial impact this action could have on the Company.

In August 2009, Gertrude F. Neumark Rothschild, a retired professor from the United States, filed a complaint with the Intellectual Property Court in Taiwan against the Company and seven other companies, asserting that the production process the Company uses to manufacture our LED chips infringes her patent in Taiwan. Mr. Trung T. Doan, the Company’s chief executive officer, was named a co-defendant. In the complaint, Ms. Rothschild seeks monetary damages and an injunction against future infringement. She alleges that the Company and Mr. Trung T. Doan are jointly and severally liable. On June 30, 2010, the complaint was dismissed by the court and on July 30, 2010, Ms. Rothschild appealed the decision. On October 28, 2010, a pleading was filed with the Intellectual Property Court in Taiwan by Ms. Rothschild’s attorneys to withdraw her claim for an injunction against future infringement of her patent because such patent had expired on August 15, 2009. On May 18, 2011, the Intellectual Property Court granted a motion filed by Diana Parker who, as the estate administrator of Ms. Rothschild, has substituted Ms. Rothschild as the appellant and continues to seek initial monetary damages of NT33.0 million (approximately $1.1 million), although the ultimate amount of the damages if she were to prevail on appeal is unpredictable and has not yet been determined. Management believes that the Company has meritorious defenses and the Company intends to contest this lawsuit vigorously.

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

The Company’s stock-based compensation expense was $848,000 and $81,000 during the three months ended May 31, 2011 and 2010. The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock awards granted to employees of $466,000 and $56,000, and directors of $353,000 and zero during the three months ended May 31, 2011 and 2010. Stock-based compensation also includes $29,000 and $25,000 during the three months ended May 31, 2011 and 2010 for Series E shares issued, which were converted into common stock on a one-for-one basis, as part of an employment agreement related to the Company’s acquisition of SBDI.

The Company’s stock-based compensation expense was $1,388,000 and $100,000 during the nine months ended May 31, 2011 and 2010.  The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock awards granted to employees of $782,000 and $75,000, nonemployees of $15,000 and zero, and directors of $492,000 and zero during the nine months ended May 31, 2011 and 2010. Stock-based compensation also includes $99,000 and $25,000 during the nine months ended May 31, 2011 and 2010 for Series E shares issued, which were converted into common stock on a one-for-one basis, as part of an employment agreement related to the Company’s acquisition of SBDI.

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

On January 20, 2011, the Company’s board of directors approved the granting of options for 293 thousand shares of the Company’s common stock and 222 thousand stock units to its employees. These options and stock units vest over four years at a rate of 25% on each anniversary of the vesting start date and the options have a contractual term of ten years, subject to earlier expiration in the event of the holder’s service termination. In addition, the Company’s board of directors also approved the granting of 71 thousand stock units to its directors that vest 100% on the first anniversary of the vesting start date. The exercise price of the stock options is $19.00, which equals to the closing price of the Company’s common stock on the grant date. The grant-date fair value of the stock units is $19.00 per unit.

On March 31, 2011, the Company’s board of directors approved the granting of options for 3 thousand shares of the Company’s common stock and 11 thousand stock units to its employees. These options and stock units vest over four years at a rate of 25% on each anniversary of the vesting start date and the options have a contractual term of ten years, subject to earlier expiration in the event of the holder’s service termination. The exercise price of the stock options is $15.61, which equals to the closing price of the Company’s common stock on the grant date. The grant-date fair value of the stock units is $15.61 per unit.

Determining Fair Value of Stock Options — For the nine months ended May 31, 2011 and 2010, the fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method — Management estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

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

8.  Net Income (Loss) Per Share of Common Stock

The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share of common stock for the three and nine months ended May 31, 2011 and 2010 (in thousands, except for per share amounts). The two-class method was used for the period through December 8, 2010, the period that the convertible preferred shares were outstanding.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Numerator:
Basic:
Net income (loss)	$(5,123)	$3,246	$(2,471)	$5,525
8% noncumulative dividends on convertible preferred stock	—	(1,399)	(1,532)	(4,198)
Undistributed earnings allocated to convertible preferred stock	—	(1,207)	(1,538)	(867)
Net income (loss) attributable to common shareholders, basic	$(5,123)	$640	$(5,541)	$460

Diluted:
Net income (loss) attributable to common shareholders, basic	$(5,123)	$640	$(5,541)	$460
Undistributed earnings re-allocated to common stock	—	38	—	27
Net income (loss) attributable to common shareholders, diluted	$(5,123)	$678	$(5,541)	$487
Denominator:
Basic:
Shares used in computing net income (loss) per share attributable to common shareholders, basic	27,256	7,111	20,021	7,002
Diluted:
Shares used in computing net income (loss) per share attributable to common shareholders, basic	27,256	7,111	20,021	7,002
Add weighted average effect of dilutive securities:
Stock options	—	762	—	705
Shares used in computing net income (loss) per share attributable to common shareholders, diluted	27,256	7,873	20,021	7,707
Net income (loss) per share of common stock:
Basic	$(0.19)	$0.09	$(0.28)	$0.07
Diluted	$(0.19)	$0.09	$(0.28)	$0.06

The following securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Convertible preferred stock	—	13,719	—	13,719
Stock units and stock options to purchase common stock	463	—	596	—

9.  Income Taxes

The Company’s income (loss) before income taxes for the three and nine months ended May 31, 2011 and 2010 consist of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Domestic	$(1,993)	$(249)	$(3,590)	$(436)
International	(3,140)	3,646	1,166	6,232
Income (loss) before income taxes	$(5,133)	$3,397	$(2,424)	$5,796

As of May 31, 2011 and August 31, 2010, the Company had $333,000 and $252,000 of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact the Company’s effective tax rate if recognized.

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

10.  Subsequent Event

On June 16, 2011, the Company renewed a short-term loan agreement that had expired on March 18, 2011. The renewed loan agreement provides for the following three facilities: (i) an unsecured revolving credit facility for working capital purposes; (ii) the issuance of overseas letters of credit; and (iii) financing for international transactions using the documents against acceptance (D/A), documents against payment (D/P) or open account (O/A) payment methods; of approximately $7.0 million in the aggregate. As of June 30, 2011, the Company drew down $1.0 million on the letters of credit facility.

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

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Overview

We develop, manufacture and sell LED chips and LED components that we believe are among the industry leading LED products on both a lumens per watt and cost per lumen basis. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting.

We sell blue, green and ultraviolet (UV) LED chips under our MvpLED brand to a customer base that is heavily concentrated in Asia, in particular China and Taiwan, as well as in Russia and North America. Our operations include both LED chip and LED component manufacturing. Utilizing our patented and proprietary technology, our manufacturing process begins by growing upon the surface of a sapphire wafer, or substrate, several very thin separate semiconductive crystalline layers of gallium nitride, or GaN, a process known as epitaxial growth, on top of which a mirror-like reflective silver layer is then deposited. After the subsequent addition of a copper alloy layer and finally the removal of the sapphire substrate, we further process this multiple-layered material to create individual LED chips.

We produce a wide variety of LED chips, currently ranging from chip sizes of 380 microns, or µm, by 380µm to 1520µm by 1520µm, which are capable of providing over 100 lumens per watt when properly packaged as cool white emitters. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. In addition, we package our LED chips into LED components, which we sell to distributors and end-customers in selected markets.

We are a holding company for various wholly owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where substantially all of our assets are held and located, substantially all of our employees are employed and located, and where substantially all of our research and development and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in SBDI, a consolidated entity effective April 1, 2010. Starting in April 2011, we sold a portion of our LED components through SBDI. We also sell our LED components through the Taiwan branch office of Helios Crew Corporation, or Helios Crew, our wholly owned Delaware subsidiary.

We have a 49% interest in China SemiLEDs, a joint venture in China. In addition, we own a 50% interest in SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. We also own a 49% interest in SS Optoelectronics, a joint venture that we formed in Taiwan with one of our customers. SS Optoelectronics has not had any operations or employees to date. We made a determination to dissolve the joint venture in accordance with the joint venture agreement and sent a notice of termination to the other shareholder of SS Optoelectronics in November 2010. SILQ is still in an early development stage and has not had any material operations to date. China SemiLEDs has substantially completed the construction of its manufacturing facilities, purchased equipment and installed LED chip manufacturing lines, hired technical and managerial personnel, and installed financial and administrative equipment and software. China SemiLEDs recently commenced production and has not had any material sales to date.

Our 49% ownership interest in China SemiLEDs is accounted for as an equity method investment and as such is not consolidated for financial reporting purposes. Our investment in China SemiLEDs on our consolidated balance sheet included acquisition cost, plus our portion of equity in undistributed earnings or losses. If the fair value of our investment in China SemiLEDs declines below the carrying amount, and the decline is determined to be other-than-temporary, the investment will be written down to fair value. We recognize our proportionate share (based on our percentage ownership) of the net income or loss, as the case may be, from China SemiLEDs under loss from unconsolidated entities in our unaudited consolidated statements of operations, which include, in addition to the income or loss attributable to China SemiLEDs, our proportionate share of the income or loss from our other two joint venture entities.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited consolidated financial statements during the nine months ended May 31, 2011 as compared to those disclosed in our prospectus filed with the SEC on December 9, 2010 pursuant to Rule 424(b) under the Securities Act.

Results of Operations

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010

Revenues, net

Our revenues decreased by approximately 43% from $9.9 million during the three months ended May 31, 2010 to $5.6 million during the three months ended May 31, 2011. The $4.3 million decrease in revenues reflects a $4.1 million decrease in revenues attributable to sales of LED chips, a $0.7 million decrease in revenues attributable to sales of LED components, offset in part by a $0.5 million increase in other revenues.

The decrease in revenues attributable to sales of LED chips was due to a 45% decrease in the volume of LED chips sold and a 26% decrease in the average selling price of LED chips, primarily due to a slowdown in demand, in particular the outdoor street lighting market in Asia, and intense competition in the indoor lighting market. Increased competition, which created a highly aggressive pricing environment, resulted in industry players, including us, having to lower prices for existing products and existing inventory. In addition, we also faced substantial competition from a number of competitors that are much larger than us, as well as numerous smaller players in the indoor lighting market, which led to a decrease in demand for our LED chips.

The decrease in revenues attributable to sales of LED components was due to a 28% decrease in the volume of LED components sold and a 15% decrease in the average selling price of LED components due to continued market competition and the general trend of lower average selling prices for products that have been available in the market for some time. The decrease in volume sold was primarily due to inventory backlogs at certain of our large customers.

The increase in other revenues was primarily due to a $0.4 million increase in the sale of scrap.

Gross Profit

Our gross profit decreased from $5.0 million during the three months ended May 31, 2010 to $0.5 million during the three months ended May 31, 2011. Our gross margin percentage decreased from 51% during the three months ended May 31, 2010 to 9% during the three months ended May 31, 2011, primarily due to a decrease in the average selling prices for both our LED chips and LED components, as a result of a highly aggressive pricing environment in the three months ended May 31, 2011. The decrease was also due to a large inventory valuation adjustment of $1.1 million to write down certain of our chips inventories to their estimated net realizable values as a result of a significant decline in the average selling prices, lower capacity utilization as a result of a decrease in customer demand, higher production costs primarily due to an increase in salary-related expenses (including stock-based compensation) and depreciation expenses, and lower production yield for our LED chips primarily due to our efforts in optimizing epitaxial growth process and chip manufacturing process.

Operating Expenses

Research and development. Our research and development expenses increased by 79% from $0.6 million for the three months ended May 31, 2010 to $1.0 million for the three months ended May 31, 2011. The increase was primarily due to an increase in materials and supplies used in research and development of $0.3 million and an increase in salaries attributable to research and development function of $0.1 million. Our research and development expenses were higher for the three months ended May 31, 2011, primarily as a result of our continued research and development efforts focusing on the migration to larger wafer sizes, in particular 4” wafers, which resulted in an increased amount of materials and supplies. The increase in salary related expenses was primarily due to an increase in stock-based compensation cost for our research and development personnel and our hiring of an additional employee for our research and development functions.

Selling, general and administrative. Our selling, general and administrative expenses increased by 262% from $0.9 million for the three months ended May 31, 2010 to $3.3 million for the three months ended May 31, 2011. The increase was mainly attributable to an increase in professional service expenses for legal, accounting, tax and advisory services of $1.2 million primarily in relation to our defense against a patent infringement lawsuit and a significantly higher level of professional service expenses as a public company. The increase was also attributable to an increase in salary related expenses of $0.4 million, an establishment of compensation to our directors of $0.4 million, an establishment of insurance for our directors and officers of $0.1 million, and increases in travel related expenses, advertisement, depreciation expenses and rent of $0.2 million, primarily due to the general expansion of our business. The increase in salary related expenses was primarily a result of the hiring of additional employees for sales, marketing and administrative functions to support the growth of our business and to meet our public company regulatory and financial reporting and corporate governance requirements, as well as an increase in stock-based compensation costs for our sales, marketing and administrative personnel.

Other Income (Expense)

Loss from unconsolidated entities. We recorded a loss from unconsolidated entities of $0.2 million during the three months ended May 31, 2010, which was primarily attributable to the recognition of our portion of the net loss from China SemiLEDs. SILQ and SS Optoelectronics were in an early development stage and did not have any material operations. The loss recorded from unconsolidated entities was mainly due to administrative and start-up costs incurred by such entities.

We recorded a loss from unconsolidated entities of $1.1 million during the three months ended May 31, 2011, which was primarily attributable to the recognition of our portion of the net loss from China SemiLEDs. The increase in our loss from unconsolidated entities was mainly due to a higher level of costs and expenses incurred by China SemiLEDs as it was in the early stages of ramping up production and began to incur research and development expenses beginning in April 2011. China SemiLEDs is still at an early business development stage and has not had any material sales to date.

Foreign currency transaction gain (loss). We recorded a foreign currency transaction gain of $27,000 during the three months ended May 31, 2010 and a foreign currency transaction loss of $0.2 million during the three months ended May 31, 2011, primarily due to the appreciation of the NT dollar against the U.S. dollar.

Income Tax Expense (Benefit)

Our income tax benefit in the three months ended May 31, 2011 was $10,000, reflecting the tax impact of a decrease in the estimated annual profit of our Taiwan branch office of Helios Crew Corporation, which is subject to a corporate statutory income tax rate of 17%. The effective tax rate for Taiwan SemiLEDs, our primary operating subsidiary, is estimated to be zero for fiscal 2011, as it is expected that Taiwan SemiLEDs will be in a loss position based on the most current estimation, where appropriate valuation allowance would be provided to reduce the deferred tax assets because we believe it is unlikely that such tax benefits will be realized. Subsidiaries in Taiwan file their income tax returns separately.

We recorded income tax expense of $0.2 million, resulting in an effective tax rate of 4.4% in the three months ended May 31, 2010. The effective tax rate was lower than corporate statutory income tax rate, which is 25% for Taiwan SemiLEDs, our primary operating subsidiary, as we have tax loss carryforwards and tax credits to offset corporate income tax payable. In prior years, these unused loss carryforwards and tax credits were fully provided with a valuation allowance; therefore, tax benefits were recognized when they were expected to be utilized in fiscal 2010.

Nine Months Ended May 31, 2011 Compared to the Nine Months Ended May 31, 2010

Revenues, net

Our revenues increased by approximately 18% from $24.3 million for the nine months ended May 31, 2010 to $28.6 million for the nine months ended May 31, 2011. The $4.3 million increase in revenues reflected a $4.5 million increase in revenues attributable to sales of LED components and a $2.1 million increase in other revenues, offset in part by a $2.3 million decrease in revenues attributable to sales of LED chips.

The decrease in revenues attributable to sales of LED chips was due to a 8% decrease in the volume of LED chips sold and a 10% decrease in the average selling price of LED chips, primarily due to a slowdown in demand, in particular the outdoor street lighting market in Asia, and intense competition in the indoor lighting market. Increased competition, which created a highly aggressive pricing environment, resulted in industry players, including us, having to lower prices for existing products and existing inventory. In addition, we also faced substantial competition from a number of competitors that are much larger than us, as well as numerous smaller players in the indoor lighting market, which led to a decrease in demand for our LED chips.

The increase in revenues attributable to sales of LED components was due to a 117% increase in the volume of LED components sold, offset in part by a 16% decrease in the average selling price of LED components due to continued market competition and the general trend of lower average selling prices for products that have been available in the market for some time. The significant increase in volume of LED components sold was primarily due to increased customer demand for our LED components, and also due to our ability to ramp up our production capacity to produce LED components that met our customers’ demand and technical specifications.

The increase in other revenues was primarily due to a $1.1 million increase in the sale of scrap, a $0.3 million increase in the sale of materials, a $0.3 million service revenue, a $0.3 million increase in the sale of lighting products, and an increase in the sale of epitaxial wafers of $0.1 million.

Gross Profit

Our gross profit decreased from $10.0 million during the nine months ended May 31, 2010 to $9.4 million during the nine months ended May 31, 2011. Our gross margin percentage decreased from 41% during the nine months ended May 31, 2010 to 33% during the nine months ended May 31, 2011, primarily due to a change in our product mix as we decreased our production of LED chips and increased our production of LED components, which are lower-margin products relative to LED chips, primarily in response to a change in customer demand, as well as a large inventory valuation adjustment of $1.1 million to write down certain of our chips inventories to their estimated net realizable values as a result of a significant decline in the average selling prices of our LED chips.

Operating Expenses

Research and development. Our research and development expenses increased by 49% from $1.5 million for the nine months ended May 31, 2010 to $2.2 million for the nine months ended May 31, 2011. The increase was primarily due to an increase in materials and supplies used in research and development of $0.5 million, an increase in salaries attributable to research and development functions of $0.2 million, and an increase in depreciation expense of $0.1 million, offset in part by a higher amount of grants from the Taiwan Ministry of Economic Affairs for government sponsored research and development projects for the nine months ended May 31, 2010, which was recorded as an offset against our research and development expenses. Our research and development expenses were higher for the nine months ended May 31, 2011, primarily as a result of our continued research and development efforts focusing on the migration to larger wafer sizes, in particular 4” wafers, which resulted in an increased amount of materials and supplies. The increase in salary related expenses was primarily due to an increase in stock-based compensation cost for our research and development personnel and an extra bonus awarded to our employees during the Chinese New Year holiday, offset in part by a decrease in salary related expenses, as we had assigned a higher number of research and development personnel during the nine months ended May 31, 2010 to support a government sponsored research and development project, which was completed in November 2009. In addition, such expenses were higher because they included the research and development expenses including primarily materials and supplies and depreciation related expenses of SBDI, which we acquired in April 2010.

Selling, general and administrative. Our selling, general and administrative expenses increased by 204% from $2.2 million for the nine months ended May 31, 2010 to $6.8 million for the nine months ended May 31, 2011.  The increase was primarily due to an increase in professional service expenses for legal, accounting, tax and advisory services of $2.0 million primarily in relation to our defense against a patent infringement lawsuit and a significantly higher level of professional service expenses as a public company. The increase was also attributable to an increase in salary related expenses of $1.0 million, an establishment of compensation to our directors of $0.7 million, an establishment of insurance for our directors and officers of $0.2 million, and increases in travel related expenses, rent, depreciation, taxes, and advertisement expenses of $0.4 million, primarily due to the general expansion of our business. The increase in salary related expenses was primarily due to our hiring of additional employees for sales, marketing and administrative functions to support the growth and to meet our public company regulatory and financial reporting and corporate governance requirements, an increase in stock-based compensation cost for our sales, marketing and administrative personnel, and an extra bonus awarded to our employees during the Chinese New Year holiday.

Other Income (Expense)

Loss from unconsolidated entities. We recorded a loss from unconsolidated entities of $0.2 million during the nine months ended May 31, 2010, which was primarily attributable to the recognition of our portion of the net loss from China SemiLEDs. SILQ and SS Optoelectronics were in an early development stage and did not have any material operations. The loss recorded from unconsolidated entities was mainly due to administrative and start-up costs incurred by such entities.

We recorded a loss from unconsolidated entities of $2.0 million during the nine months ended May 31, 2011, which was primarily attributable to the recognition of our portion of the net loss from China SemiLEDs. The increase in our loss from unconsolidated entities was mainly due to a higher level of costs and expenses incurred by China SemiLEDs as it was in the early stages of ramping up production and began to incur research and development expenses beginning in April 2011. China SemiLEDs is still in an early business development stage and has not had any material sales to date.

Foreign currency transaction loss. We recorded a foreign currency transaction loss of $0.3 million and $0.9 million during the nine months ended May 31, 2010 and 2011, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar.

Income Tax Expense (Benefit)

We recorded an income tax expense of $47,000, in spite of a loss before income taxes, in the nine months ended May 31, 2011, as it is estimated that our Taiwan branch office of Helios Crew Corporation will record a profit for fiscal 2011, which is subject to a corporate income tax rate of 17%. The effective tax rate for Taiwan SemiLEDs, our primary operating subsidiary, is estimated to be zero for fiscal 2011, as it is expected that Taiwan SemiLEDs will be in a loss position based on the most current estimation, where appropriate valuation allowance would be provided to reduce the deferred tax assets because we believe it is unlikely that such tax benefits will be realized. Subsidiaries in Taiwan file their income tax returns separately.

We recorded income tax expense of $0.3 million, resulting in an effective tax rate of 4.7% in the nine months ended May 31, 2010. The effective tax rate was lower than corporate statutory income tax rate, which is 25% for Taiwan SemiLEDs, our primary operating subsidiary, as we have tax loss carryforwards and tax credits to offset corporate income tax payable. In prior years, these unused loss carryforwards and tax credits were fully provided with a valuation allowance; therefore, tax benefits were recognized when they were expected to be utilized in fiscal 2010.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we have substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of the offering, we received net proceeds of $95.5 million, before deducting offering-related expenses of $3.5 million. As of August 31, 2010 and May 31, 2011, we had cash and cash equivalents of $13.5 million and $94.4 million, respectively, which were predominately held in U.S. dollars.

During the year ended August 31, 2010 and the nine months ended May 31, 2011, we utilized operating lines of credit with certain banks to fulfill our short-term financing needs. The outstanding balances of these lines of credit were $1.0 million and $3.1 million as of August 31, 2010 and May 31, 2011, respectively. These lines of credit had maturity dates of six to eight months from the date of draw down and bore fixed interest rates ranging from 1.2% to 1.5% during these periods.  Unused amounts on these lines of credit were $4.7 million and $1.4 million as of August 31, 2010 and May 31, 2011, respectively. In June 2011, we renewed a short-term loan agreement that had expired on March 18, 2011. The renewed loan agreement provides for the following three facilities: (i) an unsecured revolving credit facility for working capital purposes; (ii) the issuance of overseas letters of credit; and (iii) financing for international transactions using the documents against acceptance (D/A), documents against payment (D/P) or open account (O/A) payment methods; of approximately $7.0 million in the aggregate. As of June 30, 2011, we drew down $1.0 million on the letters of credit facility.

As of August 31, 2010 and May 31, 2011, our long-term debt, which includes long-term notes, totaled $4.5 million and $7.4 million, respectively. These long-term notes carry variable interest rates ranging from 1.6% to 2.0% per annum, are payable in monthly installments, and are secured by our property, plant and equipment. The first note payable requires monthly payments of principal and interest in the amount of $13,000 over the 15-year term of the note with final payment to occur in May 2024 and, as of May 31, 2011, our outstanding balance on this note payable was approximately $1.9 million. The second note payable requires monthly payments of principal and interest in the amount of $29,000 over the five-year term of the note with final payment to occur in August 2014 and, as of May 31, 2011, our outstanding balance on this note payable was approximately $1.1 million. The third note payable requires monthly payments of principal and interest in the amount of $28,000 over the five-year term of the note with final payment to occur in March 2015 and, as of May 31, 2011, our outstanding balance on this note payable was approximately $1.3 million. The fourth note payable requires monthly payments of principal and interest in the amount of $18,000 over the 15-year term of the note with final payment to occur in December 2025 and, as of May 31, 2011, our outstanding balance on this note payable was approximately $3.0 million. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

We have incurred significant losses since inception, including net losses of $0.8 million and $3.7 million during the years ended August 31, 2008 and 2009, respectively. For the year ended August 31, 2010 and the nine months ended May 31, 2011, we generated net income of $10.8 million and net loss of $2.5 million, respectively. We believe that, based on our current level of operations and spending needs, the net proceeds from our initial public offering, together with our existing liquidity sources and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months. However, if we are not able to continue to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flow

The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended May 31,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$(25)	$6,093
Net cash used in investing activities	(17,212)	(22,628)
Net cash provided by financing activities	96,897	16,637

Cash Flows Provided By (Used In) Operating Activities

Net cash used in operating activities during the nine months ended May 31, 2011 of $25,000 was primarily attributable to: (i) our net loss of $2.5 million and aggregate non-cash charges, net, of $8.2 million, which primarily included depreciation and amortization expenses of $4.8 million, loss from unconsolidated entities of $2.0 million and stock-based compensation of $1.4 million; (ii) offset by net growth in operating assets and liabilities during the period of $5.7 million, which included a large increase in inventory of $5.6 million as a result of a build-up in inventories.

Net cash provided by operating activities during the nine months ended May 31, 2010 of $6.1 million was primarily attributable to: (i) our net income of $5.5 million and aggregate non-cash charges of $3.8 million, which primarily included depreciation and amortization expenses; (ii) offset in part by net growth in operating assets and liabilities during the period of $3.2 million, which included a large increase in accounts receivable and inventory of $3.4 million and $1.5 million as a result of increased sales and customer demand over the period, offset in part by an increase in accounts payable of $1.2 million, respectively.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2011 was $17.2 million, consisting primarily of the purchases of buildings and purchases of machinery and equipment in an amount of $16.5 million, our investments in LumenMax and SILQ in the aggregate amount of $1.0 million, offset in part by proceeds from patents assigned to China SemiLEDs of $0.5 million.

Net cash used in investing activities during the nine months ended May 31, 2010 was $22.6 million, consisting primarily of our investments in China SemiLEDs and two other joint venture entities in the aggregate amount of $15.5 million, purchases of machinery and equipment of $6.1 million to support the expansion of our manufacturing capacity in Taiwan and payment for the acquisition of SBDI, net of cash acquired of $0.9 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine months ended May 31, 2011 was $96.9 million, consisting primarily of net proceeds from the issuance of common stock of $92.7 million, proceeds from the issuance of long-term debt of $2.9 million, proceeds from the draw down on lines of credit of $3.3 million, offset in part by payments of lines of credit and long-term debt of $1.4 million and $0.6 million, respectively.

Net cash provided by financing activities during the nine months ended May 31, 2010 was $16.6 million, consisting primarily of proceeds from the issuance of Series E convertible preferred stock of $15.0 million, proceeds from the issuance of long-term debt of $1.5 million, proceeds from the draw down on lines of credit of $1.4 million, offset in part by payments on lines of credits and long-term debt of $1.1 million and $0.3 million, respectively.

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

As of May 31, 2011, our total purchase obligations for property, plant and equipment were $12.6 million. In addition, during the nine months ended May 31, 2011, we incurred additional long-term debt of $2.9 million and drew down another $3.3 million from lines of credit, and also made regular payments on our long-term debt and lines of credit of $2.1 million.

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

Subsequent to August 31, 2010, we renewed a short-term loan agreement that had expired on March 18, 2011. The renewed loan agreement provides for the following three facilities: (i) an unsecured revolving credit facility for working capital purposes; (ii) the issuance of overseas letters of credit; and (iii) financing for international transactions using the documents against acceptance (D/A), documents against payment (D/P) or open account (O/A) payment methods; of approximately $7.0 million in the aggregate. As of June 30, 2011, we drew down $1.0 million on the letters of credit facility.

Capital Expenditures

We had capital expenditures of $6.1 million and $16.5 million during the nine months ended May 31, 2010 and 2011, respectively. Our capital expenditures consisted primarily of purchases of building, machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and prudently invest in the coordinated expansion of our production capacity.

Off-Balance Sheet Arrangements

As of May 31, 2011, we did not engage in any off-balance sheet arrangements. We do not have any interest in entities referred to as variable interest entities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily:

Interest Rate Risk

We had cash and cash equivalents of $94.4 million as of May 31, 2011 which are invested in demand deposits and liquid investments with original maturities of three months or less. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the nine months ended May 31, 2011 would not have had a material impact on our consolidated financial position, results of operations, or cash flows.

We had long-term debt of $10.5 million as of May 31, 2011 consisting of notes payable of $7.4 million and lines of credit of $3.1 million. Only the notes payable carry variable interest rates and these interest rates, which ranged between 1.6% to 2.0% as of May 31, 2011, are based on annual time deposit notes plus a specific spread. A hypothetical 10% change in the note payable interest rates during the nine months ended May 31, 2011 would not have had a material impact on our consolidated financial position, results of operations, or cash flows.

Foreign Currency Exchange Rate Risk

A portion of our revenues and expenses are currently transacted by our non-U.S. subsidiaries in currencies other than their functional currencies, which are mostly in U.S. dollars and to a lesser extent in Japanese Yen. Therefore, our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our unaudited consolidated statements of operations. If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected if there were significant negative fluctuations due to changes in these foreign exchange rates.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2011.  The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Cree

On October 14, 2010, Cree, Inc., or Cree, our competitor and a major manufacturer of LED products, filed a complaint against us and Helios Crew, our wholly owned subsidiary, with the United States District Court of Delaware, alleging that we and Helios Crew have infringed certain of their patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. We and Helios Crew filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges we have infringed. On March 22, 2011, the Court granted Cree’s motion to amend and the second amended complaint was placed on file.  Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of our Company, Taiwan SemiLEDs, as a defendant.  The third amended complaint similarly alleges that we have infringed certain of Cree’s patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees.  We answered the third amended complaint on May 16, 2011, denying all allegations of infringement.  We believe we have meritorious defenses and intend to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, we may be barred from importing or selling our products into the United States and maybe subject to damages and penalties. Moreover, Cree has an extensive patent portfolio and we cannot assure you that Cree will not assert additional claims of infringement of its other patents.

Rothschild

In August 2009, Gertrude F. Neumark Rothschild, a retired professor from the United States, filed a complaint with the Intellectual Property Court in Taiwan against us and seven other companies, asserting that the production process we use to manufacture our LED chips infringes her patent in Taiwan. Mr. Trung T. Doan, our chief executive officer, was named a co-defendant. In the complaint, Ms. Rothschild seeks monetary damages and an injunction against future infringement. She alleges that we and Mr. Trung T. Doan, our chief executive officer, are jointly and severally liable. On June 30, 2010, the complaint was dismissed by the court and on July 30, 2010, Ms. Rothschild appealed the decision. On October 28, 2010, a pleading was filed with the Intellectual Property Court in Taiwan by Ms. Rothschild’s attorneys to withdraw her claim for an injunction against future infringement of her patent because such patent had expired on August 15, 2009. On May 18, 2011, the Intellectual Property Court granted a motion filed by Diana Parker who, as the estate administrator of Ms. Rothschild, has substituted Ms. Rothschild as the appellant and continues to seek initial monetary damages of NT33.0 million (approximately $1.1 million), although the ultimate amount of the damages if she were to prevail on appeal is unpredictable and has not yet been determined. We believe we have meritorious defenses and intend to contest this lawsuit vigorously.

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

Fluctuations in supply and demand for LEDs pose serious risks to our prospects, business, financial condition and results of operations. Our industry, akin to the semiconductor industry, is highly cyclical and characterized by rapid technological change, rapid product obsolescence, declining average selling prices and wide fluctuations in supply and demand. Our industry’s cyclicality results from a complex set of factors, including, but not limited to:

•             fluctuations in demand for end-products that incorporate LED chips and LED components;

•             ongoing reductions in the number of LED chips and LED components required per application due to performance improvements; and

•             fluctuations in the unutilized manufacturing capacity available to produce LED chips and LED components.

As market demand increases, if we are not able to increase our capacity or if we experience delays or unforeseen costs associated with increasing our capacity levels, we may not be able to achieve our financial targets. Alternatively, as market demand decreases or as market supply surpasses demand, we may not be able to reduce manufacturing expenses or overhead costs proportionately. We believe that many of our competitors are, like us, adding MOCVD reactors and related equipment to increase manufacturing capacity. We expect a number of MOCVD reactors and related equipment will come on line in the next 12 months and increase supply of LED chips and LED components. If the expected increase in supply outpaces any increases in future market demand, or if demand decreases, the resulting oversupply could adversely impact our sales and result in the underutilization of manufacturing capacity, high inventory levels, changes in revenue mix and rapid price erosion, which would lower our margins and adversely impact our financial results.

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

We incurred net losses of $0.8 million and $3.7 million for the fiscal years ended August 31, 2008 and 2009, respectively, and a net loss of $2.5 million for the nine months ended May 31, 2011. We can give no assurance that we will not incur net losses in future periods. Our revenue and net income may continue to decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. You should not rely on the revenue or net income growth of any prior quarterly or annual periods as an indication of our future performance. In the past, we have experienced revenue declines and incurred increased net losses. If our future growth fails to meet investor or analyst expectations, the trading price of our common stock may decline significantly and could have a material adverse effect on our business, financial condition and results of operations.

We derive our revenues mainly from the sale of our LED chips and LED components. Our inability to grow or maintain our revenues generated from the sales of LED chips and LED components would have a negative impact on our financial condition and results of operation.

                A majority of our revenues is derived from the sale of LED chips, our core product, and an increasing percentage of our revenues is generated from the sale of LED components. Revenues attributable to the sale of our LED chips represented 88%, 78% and 77% of our revenues for the years ended August 31, 2008, 2009 and 2010, respectively, and 59% of our revenue for the nine months ended May 31, 2011. Revenues attributable to the sale of our LED components represented 8%, 20% and 21% of our revenues for the years ended August 31, 2008, 2009 and 2010, respectively, and 32% of our revenue for the nine months ended May 31, 2011. We expect to continue to generate our revenues mainly from the sale of LED chips and LED components for the foreseeable future. As such, the continued market acceptance of our LED chips and LED components is critical to our continued success, and our inability to grow or maintain our revenues generated from the sales of LED chips and LED components would have a negative impact on our business, financial condition and results of operations.

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

We compete with many LED chip manufacturers and, to a lesser extent, LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Citizen Electronics Co., Ltd., Cree, Inc., or Cree, Epistar Corporation, Genesis Photonics Inc., Nichia Corporation, Philips (Lumileds), Siemens (Osram) GmbH, or Siemens (Osram), Showa Denko K.K., or Showa Denko, and Toyoda Gosei Co., Ltd., or Toyoda Gosei. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Epistar Corporation, Nichia Corporation, Philips (Lumileds), and Siemens (Osram). Several substantially larger companies, such as Philips (Lumileds), Siemens (Osram) and Toyoda Gosei, compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Micron Technology, Inc., Samsung Electronics Co., Ltd., Sharp Ltd. and Taiwan Semiconductor Manufacturing Co., have recently entered into the LED chip and lighting market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies. For example, Korea has programs to encourage the use of LED lighting and to establish LED-sector companies, which could result in new competitors.

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

We compete primarily on the basis of our products’ performance, price, quality, and reliability and on our ability to customize products to meet customer needs. However, our competitors may be able to develop more competitive products, respond more quickly to new or emerging technologies, offer comparable products at more competitive prices or bring new products to the market earlier. Any failure to respond to increased competition in a timely or cost-effective manner could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be exposed to intellectual property infringement or misappropriation claims by third parties, which could adversely affect our financial condition and results of operations.

Trademark, patent, copyright and other intellectual property rights are critical to our business and the business of our competitors. Our industry is characterized by frequent intellectual property litigation involving patents, trade secrets, copyrights, and mask designs among others. Competitors of ours and other third parties have in the past and will likely from time to time in the future allege that our products infringe on their intellectual property rights. On October 14, 2010, Cree, Inc., or Cree, our competitor and a major manufacturer of LED products, filed a complaint against us and Helios Crew, our wholly owned subsidiary, with the United States District Court of Delaware, alleging that we and Helios Crew have infringed certain of their patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys fees. We and Helios Crew filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges we have infringed. On March 22, 2011, the Court granted Cree’s motion to amend and the second amended complaint was placed on file.  Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of our Company, Taiwan SemiLEDs, as a defendant.  The third amended complaint similarly alleges that we have infringed certain of Cree’s patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. We answered the third amended complaint on May 16, 2011, denying all allegations of infringement. We believe we have meritorious defenses and intend to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, we may be barred from importing or selling our products into the United States and maybe subject to damages and penalties. Moreover, Cree has an extensive patent portfolio and we cannot assure you that Cree will not assert additional claims of infringement of its other patents. We believe that, as our visibility within the LED market increases as a result of our initial public offering, the risk that additional infringement claims, with or without merit, will be asserted against us will increase.

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

In addition to the Cree complaint, we are currently subject to one additional lawsuit. In August 2009, Gertrude F. Neumark Rothschild, a retired professor from the United States, filed a complaint with the Intellectual Property Court in Taiwan against us and seven other companies, asserting that the production process we use to manufacture our LED chips infringes her patent in Taiwan. In the complaint, Ms. Rothschild seeks monetary damages and an injunction against future infringement. She alleges that we and Mr. Trung T. Doan, our chief executive officer, are jointly and severally liable. On June 30, 2010, the complaint was dismissed by the court and on July 30, 2010, Ms. Rothschild appealed the decision. On October 28, 2010, a pleading was filed with the Intellectual Property Court in Taiwan by Ms. Rothschild’s attorneys to withdraw her claim for an injunction against future infringement of her patent because such patent had expired on August 15, 2009. On May 18, 2011, the Intellectual Property Court granted a motion filed by Diana Parker who, as the estate administrator of Ms. Rothschild, has substituted Ms. Rothschild as the appellant and continues to seek initial monetary damages of NT33.0 million (approximately $1.1 million), although the ultimate amount of the damages if she were to prevail on appeal is unpredictable and has not yet been determined. We believe we have meritorious defenses and intend to contest this lawsuit vigorously.

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

If LEDs fail to achieve widespread adoption in the general lighting market, or if alternative technologies gain market acceptance, our prospects will be materially adversely impacted and we may be unable to achieve and maintain our profitability.

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

We also purchase gases, photo chemicals and other materials from various suppliers on the spot market. For example, there are currently supply constraints in the market for Trimethylgallium and other Organo-metallic materials that are used for MOCVD growth of gallium nitride, or GaN, Aluminium Gallium Nitride, or AlGaN, and Indium Gallium Nitride, or InGaN, layers on sapphire. Although such constraints do not currently have an impact on our ability to procure supply, continued constraints could have a negative effect on us if supply of Organo-metallic materials does not increase over the next year. Additionally, we use metals such as copper alloy and other commodities in our manufacturing process. The price volatility of such materials may make our procurement planning challenging. If the prices of materials increase it may adversely affect our operating margins. Although these materials are generally available and are not considered to be specialty chemicals, our inability to procure such materials in volumes and at commercially reasonable prices could result in a material adverse effect on our business, financial condition and results of operations.

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

We plan to continue to expand production capacity at Taiwan SemiLEDs’ manufacturing facilities. In addition, our strategy to capitalize on the potential growth of the LED market in China includes China SemiLEDs, which recently commenced production. There are many events that could delay, prevent or impact our ability to increase our capacity in accordance with our plans, or otherwise increase our costs, including shortages or late delivery of building materials and facility equipment, delays in governmental approval, consents, licenses, permits and certifications, labor disputes, availability of space for further build-out or earthquakes or other natural disasters, among others.

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

We have experienced a period of significant growth since our inception and expect to continue to expand our business and operations. We intend to continue to expand our manufacturing capacity and operations in Taiwan. In addition, China SemiLEDs recently commenced production at its Foshan manufacturing facilities.

Our future expansion plans, in particular those in China, may place a significant strain on our managerial, administrative, operational, technological and financial resources. In order to manage our growth, we must continue to hire, recruit and manage our workforce effectively as well as implement adequate controls and reporting systems and procedures in a timely manner. If we fail to manage our growth, we may encounter, among other things, delays in production and operational difficulties. Moreover, any additional capital investments would increase our overall costs.

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

Our revenues are highly concentrated in markets in Asia, particularly in Taiwan and China. Revenues generated from sales of our LED chips and LED components to Taiwan and China (including Hong Kong) accounted for 65%, 79%, 76% and 69% of our revenues for the years ended August 31, 2008, 2009, and 2010, and the nine months ended May 31, 2011, respectively. As a result of our revenue concentration in these two markets, economic downturns, changes in governmental policies and increased competition in China or Taiwan could have a material and disproportionate impact on our revenues, operating results, business and prospects.

We may not succeed in cost-effectively producing LED chips using larger wafer sizes.

We expect to have to continually develop new technologies that allow us to produce LED chips using larger wafer sizes. Larger wafer sizes enable us to improve our production capacity, which can reduce the per-unit costs of our products and allow us to compete more effectively against companies that already possess or are developing such technologies. We currently manufacture chips based on a mix of 2.5” and 4” wafer sizes at our manufacturing facilities in Taiwan, and plan to increase our 4” wafer output and reduce our 2.5” wafer output in the next few months. However, due to our limited experience in the commercial production of LED chips using 4” wafers, our yields and performance during the early stages of production may be lower than anticipated.

Larger wafers are significantly more expensive to manufacture than smaller wafers and generally have physical attributes and properties that make it materially more difficult to process efficiently for the manufacture of LED chips with yield and consistency that may not justify the high cost of the wafer. While we have invested and will continue to invest in process technologies and know-how to improve our LED chips using 4” wafers and to manufacture LED chips using greater wafer sizes, no assurance can be given that we will be successful in doing so. Even if we develop the technology and know-how necessary to successfully manufacture LED chips using larger wafer sizes, there could be shortages of MOCVD reactors that are capable of producing LED chips on these larger wafer sizes. For example, there are currently very few suppliers that manufacture MOCVD reactors capable of producing LED chips on 4” or greater size wafers. Several of our competitors, such as Cree, Philips (Lumileds) and Siemens (Osram), are manufacturing LED chips based on 4” wafers and developing 6” wafer technology. If we are unable to cost-effectively migrate to larger wafer sizes, or if these and other manufacturers succeed in developing cost-effective technology to manufacture wafer sizes greater than 4” before we do, our financial condition, results of operations, competitiveness and prospects will be materially and adversely affected.

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

Our distribution strategy limits the sales of our LED components as we are selling only in countries that may not necessarily have the highest demand or market potential. The intellectual property rights related to LED components are particularly complex and characterized by aggressive enforcement of those rights. To minimize the likelihood that one of our competitors or another third party will assert a claim related to our LED components, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has historically been more limited as identified below, because we believe that, given our early stage of development, it is important for us to consciously manage our exposure to litigation. Any such litigation, whether with or without merit, could divert our management, financial and other resources away from our business and thereby have a negative impact on our continued development and growth. Consistent with this strategy, we currently limit sales of our LED components to distributors and end-customers in China, Taiwan and Russia. We do not currently sell our LED components in all countries that meet, what we believe to be, an acceptable litigation risk profile. We currently believe that Mexico, South Africa and Vietnam, in which we do not currently sell our products, also meet our litigation risk profile for the sale of our LED components. However, we may not be able to identify additional countries that we find to be suitable markets for these products. We have considered the potential loss of revenues and income that we may suffer as a result of our strategy to sell only in certain select countries and have concluded that, on balance, the potential loss of such revenues and income is not outweighed by the potential litigation risks. Also, there can be no guarantee that, by selling our LED components into these countries, we have not exposed our intellectual property rights, including our patents, to infringement by others. With respect to any potential infringement of our patents and other intellectual property rights by others in countries where we currently sell our LED components, we have considered the potential loss of revenues and income that we may suffer associated with such sales and have made a business judgment that the benefits outweigh any potential loss. In addition, if the countries in which we currently sell our LED components increase their enforcement of intellectual property rights, the risk of litigation would materially increase and our ability to continue to sell our LED components in these markets may be materially and adversely affected. Sales of our LED components and our other products may also be limited in the event that they are subsequently shipped or otherwise resold in a country and a claim is brought against us or our customer pursuant to the intellectual property laws of the country of final destination.

We derive a significant portion of our revenues from a limited number of customers and generally do not enter into long-term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results and financial condition.

We derive a significant portion of our revenues from a limited number of customers. For the nine months ended May 31, 2011, our top ten customers represented 58% of our revenues. Some of our largest customers have changed from year to year primarily as a result of our limited operating history, rapid growth, broadening customer base, and the timing of discrete, large project-based purchases. For the nine months ended May 31, 2011, sales to our three largest customers, in aggregate, accounted for 28% of our total revenues.

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

If our intellectual property, including our proprietary technologies and trade secrets, are not adequately protected to prevent misuse or misappropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be materially and adversely affected.

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

There can be no assurance that the steps we have taken or plan to take in the future are adequate to protect our intellectual property, including our proprietary technologies and trade secrets. We currently have 47 patents issued and 44 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. We also have 52 patents issued and 108 patents pending before patent and trademark offices outside the United States. Of these 99 issued patents, 20 patents expire between the years 2016 and 2020, 31 patents expire between the years 2021 and 2025, and 48 patents expire between the years 2026 and 2035. Fifty-two of our issued patents are design patents and seven of our pending patents are design patents. We expect to continue to seek patent and trademark protection for our technologies and know-how. However, we will only be able to protect such technologies and know-how from unauthorized use by third parties to the extent that valid, protectable and enforceable rights cover them. We cannot be certain that our patent and trademark applications will lead to patents being issued and registered trademarks being granted in a timely manner, or at all. Even if we are successful in obtaining such rights, the intellectual property laws of other countries in which our products are sold or may in the future be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. For example, China currently is thought to afford less protection to intellectual property rights generally than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability as regards unauthorized disclosure or use of our intellectual property and undermine our competitive position. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in LED-related industries are uncertain and still evolving, both in the United States and in other countries. Moreover, the contractual agreements that we enter into with employees, licensees and third parties to protect our intellectual property and proprietary rights afford only limited protection and may not be enforceable.

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

Given the significance of the China market as part of our business strategy, our net income growth and overall growth prospects are significantly dependent on the success of China SemiLEDs, a joint venture entity that we established in China in January 2010. China SemiLEDs, which recently commenced production at its Foshan manufacturing facility, is the first operating entity we have established in China and we have not had prior experience in establishing, constructing and managing design, manufacture and sales operations of the scale that is contemplated at China SemiLEDs.

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

Our right to nominate a majority of the board terminates if China SemiLEDs is listed on a stock exchange. In addition, the number of directors we can nominate declines as the percentage of the outstanding shares of China SemiLEDs that we hold declines below 41%. If our percentage ownership is diluted because China SemiLEDs issues additional common stock for any reason, including to raise capital or effect acquisitions or as a result of the issuance of options to purchase equity or equity grants to employee in order to incentivize its employees, our ability to control or influence board decisions or the operation of the business could be substantially diminished or eliminated. Furthermore, under its articles of association, if a director has a connected relationship with any enterprise that is the subject of a resolution at a board meeting, such director may not vote on the matter, either directly or by proxy. As such, in the event that any matters involving us or our relationship with China SemiLEDs are brought before the board of directors of China SemiLEDs, our directors would be required to recuse themselves and such board decisions would be made by the remaining directors that are not affiliated with us.

Although we and the other non-selling stockholders have a right of first refusal with respect to the sale by any of the other shareholders of their interests in China SemiLEDs, if we do not exercise such rights, or are unable to do so, new stockholders will become our partners in the joint venture. These new partners may have different interests, objectives and strategic plans that conflict with ours or those of the other shareholders in China SemiLEDs. In addition, no assurance can be given that existing or potential new shareholders of China SemiLEDs will not invest in a competitor or become our competitor in China or elsewhere, which could lead to significant conflicts, including the disclosure of proprietary information and lead to contested stockholder votes and attempts by such stockholder to influence China SemiLEDs to take actions that are not favorable to us.

Any disputes between us and the other shareholders of China SemiLEDs may lead to adverse consequences for the growth prospects of China SemiLEDs and its and our ability to further access and penetrate the China market and also may result in litigation.

China SemiLEDs may compete with us for sales in China.

For the year ended August 31, 2010 and the nine months ended May 31, 2011, 35% and 21%, respectively, of our revenues were generated from sales to customers in China (including Hong Kong). Under various intellectual property agreements between us and China SemiLEDs, we transferred patents and granted licenses with respect to certain of our patents to China SemiLEDs so that it can manufacture and sell LED chips in China. As such, both China SemiLEDs and Taiwan SemiLEDs sell substantially the same LED chips in China.

China SemiLEDs and Taiwan SemiLEDs may from time to time compete for the same pool of existing or new customers, in particular if demand for LED products decreases or does not increase. We do not consolidate the financial results of China SemiLEDs in our consolidated financial statements but instead record 49% of the net income or loss from China SemiLEDs in our income statement under income (loss) from unconsolidated entities. If China SemiLEDs makes significant sales to customers in China that would have otherwise been made by Taiwan SemiLEDs, our revenues could be materially and adversely affected, and if the amount we record under income (loss) from unconsolidated entities for those sales does not compensate for the impact of the loss of the sale by Taiwan SemiLEDs, then our results of operations would be materially and adversely affected.

We and China SemiLEDs do not currently have a formal policy in place to resolve sales conflicts between China SemiLEDs and Taiwan SemiLEDs.  Any determination of whether sales orders in China should be fulfilled by China SemiLEDs or us has thus far been made on a case-by-case basis taking into consideration various objective criteria. Moreover, because China SemiLEDs only recently commenced production and sales of its products, we do not yet know the extent of head-to-head sales competition between us and China SemiLEDs in terms of allocating customers between China SemiLEDs and us. In addition, we have not yet devised a mechanism to resolve conflicts relating to Mr. Doan and Dr. Tran serving as both our officers and directors and also the chairman and vice-chairman, respectively, of China SemiLEDs, or by whom such conflicts will be resolved. If the sales competition or conflicts are frequent or severe, we may be unable to resolve them in a timely or satisfactory manner. Where a business opportunity is available to both China SemiLEDs and us, we could be harmed in many ways, including if the sales competition or conflict results in:

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

Certain local and provincial governments of the PRC have offered China SemiLEDs support in the form of incentives, including subsidies with respect to the construction of manufacturing facilities, interest rates on loans and equipment purchases, and research and development grants. For the year ended August 31, 2010 and the nine months ended May 31, 2011, China SemiLEDs received government subsidies for construction and equipment purchases of approximately $12.9 million and $6.9 million, respectively. There can be no assurance that such local and provincial governments will not significantly reduce or even eliminate some or all of these government incentives or subsidies. In addition, such incentives and subsidies, which were approved and provided by local and provincial government authorities, may be in contravention of PRC national written rules and regulations and therefore, such incentives and subsidies may be challenged by the PRC national government.

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

We expect that a substantial portion of our business in China will be conducted through China SemiLEDs. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. PRC subsidiaries are generally required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of their respective registered capital, which is approximately RMB102.4 million for China SemiLEDs. Statutory reserves are not distributable as loans, advances or cash dividends. China SemiLEDs recently commenced production; however, it is in early stages of business development and selling products in China. We expect that it will have accumulated deficits for the near term.

In addition, any dividends paid by China SemiLEDs (after deduction of the necessary reserve fund and enterprise income tax at the rate of 25%) requires the approval of the affirmative vote of the stockholders of China SemiLEDs, which may not be given. The remittance of such dividends outside of China must comply with the procedures required by the relevant PRC laws relating to foreign exchange. Under the Enterprise Income Tax Law of the PRC, or the EIT Law and its implementation regulations, both of which became effective on January 1,

2008, we will be subject to a withholding tax rate of 10% for any dividends paid by China SemiLEDs to us if we are deemed a non-PRC tax resident.

Our ability to make further investments in Taiwan SemiLEDs may be dependent on regulatory approvals in Taiwan and, with respect to China SemiLEDs, regulatory approvals in China.

Taiwan SemiLEDs depends on us and China SemiLEDs depends on us and its other stockholders to meet their equity financing requirements. Any capital contribution by us to Taiwan SemiLEDs requires the approval of the relevant Taiwan authorities such as the Hsinchu Science Park Administration. We may not be able to obtain any such approval in the future in a timely manner, or at all. Any loans or capital contributions to PRC subsidiaries including China SemiLEDs are subject to PRC regulations in connection with foreign investment and foreign exchange administration. For example, loans by us to China SemiLEDs to fund its activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange in China, or SAFE, or its local branch, and additional capital contributions would be subject to government approvals.

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

Most of our operations, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the years ended August 31, 2008, 2009, and 2010, and the nine months ended May 31, 2011, 65%, 79%, 76% and 69%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property and business interruption insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. On March 11, 2011, Japan experienced a 9.0 magnitude earthquake which triggered a tsunami that led to widespread damage and business interruption. We have not identified any material impact on our business resulting from this catastrophic event.

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

On June 29, 2007, the PRC legislative promulgated the Labor Contract Law of the PRC (the “Labor Contract Law”), which became effective on January 1, 2008. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. If an employer intends to terminate an employee or not to renew an employment contract upon its expiration, the employer is obligated to pay severance calculated based on the service years and monthly salary of such employee (except for certain special circumstances expressly provided for under Chinese laws and the employer’s internal rules made in accordance with the PRC laws). Furthermore, only under certain circumstances expressly provided for under the Labor Contract Law and the employer’s internal rules made in accordance with the PRC laws, can the employer terminate the employment contract. In the event that China SemiLEDs would decide to significantly change or decrease its workforce, the Labor Contract Law could adversely affect its ability to enact such changes in a manner that is most advantageous to its business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange of the PRC, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 35% and 21% of our total revenue for the year ended August 31, 2010 and the nine months ended May 31, 2011, respectively. In addition, China SemiLEDs recently commenced production at its Foshan manufacturing facilities. Since substantially all of China SemiLEDs’ cash flow from operations is expected to be denominated and settled in Renminbi, any existing and future restrictions on currency exchange may limit China SemiLEDs’ ability to purchase goods and services outside of China or otherwise fund its business activities that are conducted in foreign currencies.

If the PRC government determines that China SemiLEDs failed to obtain requisite PRC governmental approvals for, or register with the PRC government, China SemiLEDs’ current and past import and export of technologies, China SemiLEDs could be subject to sanctions.

The PRC government imposes controls on technology import and export. The term “technology import and export” is broadly defined to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by, or registration with, the relevant PRC governmental authorities. We have transferred and licensed certain of our technologies to China SemiLEDs, which transfers and licenses may constitute technology import under PRC laws. In addition, China SemiLEDs has licensed and will continue to license certain technologies to us, which licenses constitute technology export under PRC laws. In addition, China SemiLEDs may enter into licenses with other third parties outside of China for certain technologies, which licenses would also constitute the import or export of technology under PRC laws. China SemiLEDs has not obtained the approval of, or completed the applicable registration with, the relevant PRC governmental authorities for some of its import and export of these technologies.

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

The lock-up agreements with directors and officers, and holders of substantially all of our outstanding equity securities expired in June of 2011. As of July 7, 2011, 27,261,497 shares of common stock were issued and outstanding. In addition, the holders of up to approximately 20.6 million shares of our common stock are entitled to cause us to register the sale of those shares under the Securities Act. As of the date hereof, we have not received any such request to register shares. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of such registration. In December of 2010, we also filed a registration statement on Form S-8 under the Securities Act to register approximately 3.2 million shares for issuance pursuant to options or other rights to purchase common stock under our equity incentive plans.  These shares can be freely sold in the public market upon issuance and once vested, subject to the applicable plan and/or the agreements entered into with holders of options or other rights to purchase common stock in connection with the issuance of such options or other rights to purchase common stock.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and will be able to influence corporate matters.

As of May 31, 2011, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, more than a majority of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

None.

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

As a result of the offering, the Company received net proceeds of $95.5 million, before deducting offering-related expenses of $3.5 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 12, 2011	By:	/s/ David Young
		Name:	David Young
		Title:	Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement with Yingku Adam Lin, dated April 18, 2011.

10.2	Proprietary Information and Inventions Agreement between Yingku Adam Lin and SemiLEDs Corporation and its affiliates, dated April 21, 2011.

10.3	Form of Indemnification Agreement with directors and officers.*

10.4	Comprehensive Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd., dated June 16, 2011 (translation).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                             Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-168624), effective December 8, 2010, and incorporated herein by reference.