Form 10-K
period 2011-08-31
SemiLEDs Corp
filed 2011-11-22
CIK 1333822

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34992

SemiLEDs Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2735523 (I.R.S. Employer Identification Number)
3F, No. 11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C. (Address of principal executive offices)	350 (Zip Code)

Registrant's telephone number including area code: +886-37-586788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0000056 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229 .405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Select Market on such date, was approximately $162.8 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          Number of shares outstanding of the registrant's Common Stock, par value $0.0000056 per share, as of November 10, 2011: 27,303,930.

Documents Incorporated By Reference:

          Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on February 6, 2012 are incorporated by reference into Part III of this Form 10-K.

SemiLEDs Corporation

i

PART I.

Forward-looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding the future results of operations of SemiLEDs Corporation, or "we," "our" or the "Company," and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words "believe," "may," "should," "plan," "potential," "project," "will," "estimate," "continue," "anticipate," "design," "intend," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors." In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have not assumed any obligation to, and you should not expect us to, update or revise these statements because of new information, future events or otherwise.

Item 1.    Business

Company Overview

        We develop, manufacture and sell LED chips and LED components that we believe are among the industry-leading LED products on both a lumens per watt and cost per lumen basis. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting.

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

        We sell blue, green and ultraviolet (UV) LED chips under our MvpLED brand to a customer base that is heavily concentrated in Asia, in particular China and Taiwan, as well as in Russia and North America. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets.

        We have developed advanced capabilities and proprietary know-how in:

  •
  reusing sapphire substrate in subsequent production runs;

  •
  optimizing our epitaxial growth processes to create layers that efficiently convert electrical current into light;

  •
  employing a copper alloy base manufacturing technology to improve our chip's thermal and electrical performance;

  •
  utilizing nanoscale surface engineering to improve usable light extraction; and

  •
  developing a LED structure that generally consists of multiple epitaxial layers which are vertically-stacked on top of and a copper alloy base.

These technical capabilities enable us to produce LED chips that can provide efficacies of greater than 100 lumens per watt when packaged. We believe these capabilities and know-how also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices. In addition, we believe our technological know-how and capabilities will help facilitate our migration to larger wafer sizes.

        We were incorporated in Delaware on January 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, where substantially all of our assets are held and located, substantially all of our employees are employed and located, and where substantially all of our research and development and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Silicon Base Development, Inc., or SBDI, which was acquired on April 1, 2010. SBDI sells some of our LED components. We also sell our LED components through the Taiwan branch office of Helios Crew Corporation, or Helios Crew, our wholly owned Delaware subsidiary. In August 2011, we acquired a 51% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which is engaged in the design, manufacture and sale of lighting fixtures and systems. In September 2011, we, through a wholly owned Hong Kong subsidiary, SemiLEDs International Corporation Ltd., or Hong Kong SemiLEDs, established Xuhe Guangdian Co., Ltd., or Shenzhen SemiLEDs, in Shenzhen, China, to conduct sales and to provide sales and support services to our customers in China.

        We also have a 49% interest in Xurui Guangdian Co., Ltd., or China SemiLEDs, a joint venture entity that manufactures and sells LED chips in China. In addition, we own a 50% interest in SILQ (Malaysia) Sdn. Bhd. or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems, although it has not had any substantial business or operations to date.

        The following chart illustrates our corporate structure and our active joint venture entities as of November 10, 2011:

Our Technology

        Our proprietary technology integrates copper alloy in a vertical LED structure. We first grow epitaxial layers on a sapphire wafer. The epitaxial layers are multiple doped GaN layers. At this point in the process, our structure has the following order: (i) sapphire; (ii) n-doped GaN (N-GaN); (iii) multi-quantum well layers (MQWs); and (iv) p-doped GaN (P-GaN). Next, we deposit and define (by patterning and etching) multiple metal layers on the P-GaN layer. These metal layers consist of several different mirror layers and copper alloy layers, which are deposited on top of the mirror layers by electroplating. The copper alloy metal layers, which are collectively called the P-Contact Metal Layer, create low resistance contact with the P-GaN layer.

        We then remove the sapphire wafer from the N-GaN layer through laser radiation, and the sapphire wafer is removed from the production line and recycled. The remaining device structure—consisting of the P-Contact Metal Layer on top of the epitaxial layers—is then ready for further processing. To complete our LED device structure, we then deposit and define additional metal layers on top of the N-GaN layers to achieve low resistance contact with the N-GaN layers. These additional metal layers are collectively called the N-Contact Metal Layer.

        After this process, our final LED chip structure is: (i) copper alloy metal layer; (ii) P-GaN; (iii) MQWs; (iv) N-GaN; and (v) N-contact Metal layer. Our final LED chip structure is diced into individual LED chips and then separated, tested and binned according to customer specifications, such as wavelength (color) and brightness. When a constant electrical current flows from our P-Contact Metal Layer to our N-Contact Metal Layer, light is generated in the MQWs and emitted through the surface of the N-GaN.

        A significant difference in our production process from conventional sapphire-based LED chip production is our ability to recycle and re-use the sapphire wafer multiple times. By reusing sapphire wafers, we reduce our dependence on sapphire and our wafer materials cost. In addition, the difference in the thermal expansion properties of the sapphire wafer and the doped GaN layers results in a "bowed" wafer due to the high temperatures used in the growth process. When the wafer "bows" significantly, the chip yield decreases substantially. Larger wafer sizes exacerbate the "bowing" effect. Our ability to remove the sapphire allows us to reduce wafer bowing during the patterning process, which we believe will enable us to more easily migrate to larger wafer sizes.

        We believe that most conventional GaN LEDs grown on sapphire wafers are based on a lateral design. However, we believe a superior combination of both light output efficiency and heat removal is realized in a vertical LED chip design with a copper alloy metal structure. Among pure metals at room temperature, copper has the second highest electrical and thermal conductivity, after silver. Heat is generated by passing electrical current through resistive materials. In our vertical LED chips, electrical current flows from the low resistance copper alloy base to the epitaxial layers also with low electrical resistance, thereby resulting in lower heat generation. Furthermore, due to the high thermal conductivity of the copper alloy layer, the heat generated in our device is effectively conducted to the packaging materials, where it can be dissipated through a heat sink. The resulting lower operating temperature helps to maintain LED device performance and reliability.

        Once light is generated in the MQWs of our LED chips, the light is emitted out of the N-GaN surface. Our chip uses a high reflectivity metal between the copper alloy layer and the P-GaN surface that acts as a mirror to reflect light more effectively out of the internal structure of the device. In contrast, in conventional sapphire-based LED devices, leakage can occur when light escapes through the sides of the substrate or is converted to heat due to the higher internal resistance of the device. Furthermore, by optimizing the internal structure and surface of our epitaxial layers through our proprietary nanosurface engineering, a greater portion of light is extracted after generation within the device, whereas conventional sapphire-based LED devices have a semi-transparent contact layer (STCL) which absorbs and reduces the amount of light that can be emitted vertically from the chip.

Our Products

        Our principal products are LED chips and LED components.

  LED Chips

        We produce a wide variety of blue, green and UV LED chips, currently ranging from chip sizes of 380 microns, or µm, by 380µm to 1520µm by 1520µm, which are capable of providing over 100 lumens per watt when properly packaged as cool white emitters. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. Our LED chips are used primarily for applications in the general lighting market, including street lights and commercial, industrial and residential lighting. They are also used in other markets such as UV applications, backlighting, medical and automotive applications.

        We sell our LED chips in selected markets including China and Taiwan through Taiwan SemiLEDs located in Hsinchu Science Park, Chu-Nan Site, Taiwan. We also own a 49% interest in China SemiLEDs, a joint venture entity established in China that manufactures and sells LED chips in China. China SemiLEDs recently commenced production at its Foshan manufacturing facilities. We also intend to sell some of our LED chips through Shenzhen SemiLEDs in the near future.

        Revenue from sales of our LED chips represented 78%, 77% and 58% of our revenue for the fiscal years ended August 31, 2009, 2010 and 2011, respectively.

  LED Components

        We currently package a portion of our LED chips into LED components for sale to distributors and end-customers in selected markets. The majority of our LED components use our 1200µm by 1200µm, 1070µm by 1070µm and 860µm by 860µm chips, most of which are combined with phosphors to produce components with various color temperatures. Our LED components include different form factors comprised of lead frame and silicon packaged devices. We apply our proprietary design for the packaging process, such as wafer level phosphor coating, to optimize the optical and thermal properties of the LED component. Our packaging process includes chip bonding, wire bonding, phosphor coating, encapsulation, scribing, dicing and testing. We may, from time to time, establish packaging operations in selected markets for sale to distributors and end-customers in such markets.

        We sell our LED components in selected markets such as China, Taiwan and Russia through SBDI and the Taiwan branch office of Helios Crew, as well as Taiwan SemiLEDs. We also intend to sell some of our LED components through Shenzhen SemiLEDs in the near future.

        Revenue from sales of our LED components represented 20%, 21% and 32% of our revenue for the fiscal years ended August 31, 2009, 2010 and 2011, respectively.

Manufacturing

        Our manufacturing operations are located in Taiwan. In addition, we have interests in active joint ventures in China and Malaysia, including China SemiLEDs, which is based in Foshan, China. China SemiLEDs has substantially completed the construction of its manufacturing facilities and recently commenced production. We expect that a substantial portion of our future LED chips business in China will be conducted through China SemiLEDs and that our future results of operations will be significantly impacted by the performance of China SemiLEDs. We hold a 49% ownership interest in China SemiLEDs and currently have the right to nominate a majority of the seats on its board of directors, which, together with its management, is responsible for its operations. See "—Our Joint Ventures—China SemiLEDs."

Raw Materials

        We use the following raw materials in our LED chip manufacturing: metal organics, sapphire, copper alloy, gold slugs, sodium gold sulfite, aluminum granules and electrolytic nickel, among others. We use the following assembly materials in the production of our LED component products: gold bond wire, lead frame, phosphor, silicon zener-diode, silicon rubber and silver paste, among others. We also purchase industrial and general chemicals and gases for the manufacture of both our LED chips and LED components.

Quality Management

        We have implemented quality control measures at each stage of our operations, including obtaining supplier qualifications, inspecting incoming raw materials and random testing during our production process, to ensure consistent product yield and reliability. We test all new processes and new products prior to commercial production. We also inspect all final products prior to delivery to our customers to ensure that production standards are met. If we encounter defects, we conduct an analysis in an effort to identify the cause of the defect and take appropriate corrective and preventative measures.

        We also provide standard product warranties on our products, which generally range from six months to a year.

        Our manufacturing fabs are located in Hsinchu Science Park and Sinwu, Taiwan and are certified in compliance with ISO9001:2008. China SemiLEDs recently commenced production at its Foshan manufacturing facilities. All these facilities are subject to periodic inspection by the relevant governmental authorities for safety, environmental and other regulatory compliance.

        We require all of our employees involved in the manufacturing and engineering process to receive quality control training, according to a certification system depending on the level of skills and knowledge required. The training program is designed to ensure consistent and effective application of our quality control procedures.

Sales and Marketing

        We market and sell our products through both our direct sales force and distributors. We primarily sell our LED chips to packagers and distributors. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. We sell our LED components to distributors and end-customers in selected markets, such as China, Taiwan and Russia.

        Our direct sales force is based in Taiwan and in China. We assign our sales personnel to different geographic regions so that they can keep abreast of trends in specific markets. We plan to continue expanding our sales coverage in Asia as we grow our business in China and Taiwan. In addition, we may enter into strategic relationships with companies in Taiwan and China who may have complementary technologies or products to generate demand for our LED products. For example, we formed China SemiLEDs and SILQ joint ventures in China and Malaysia in fiscal 2010 and acquired a 51% equity interest in Ning Xiang in fiscal 2011 for strategic reasons, such as assisting with market intelligence.

        We focus our marketing efforts on brand awareness, product advantages and qualified lead generation. We rely on a variety of marketing strategies, including participation in industry conferences and trade shows, to share our technical message with customers, as well as public relations, industry research and online advertising.

Customers

        We sell our LED chips products to packaging customers and LED chip distributors. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Sales to distributors represented 55%, 39% and 34%, respectively, of our total revenues for the fiscal years ended August 31, 2009, 2010 and 2011.

        We have historically derived a significant portion of our revenues from a limited number of customers. For the fiscal years ended August 31, 2009, 2010 and 2011, our top ten customers collectively accounted for 57%, 61% and 54%, respectively, of our total revenues for each of those periods. For the fiscal year ended August 31, 2011, sales to a now former customer accounted for 12% of our total revenues.

        Our revenues are concentrated in certain countries in Asia, in particular, China and Taiwan. Our revenues from customers located in Taiwan and China (including Hong Kong) represented 79%, 76% and 68%, respectively, of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future.

Ning Xiang

        In August 2011, we acquired a 51% interest in Ning Xiang, a lighting fixture company in Taiwan, which is engaged in the design, manufacture and sales of lighting fixtures and systems. We invested in Ning Xiang for strategic reasons, and among other things, to assist with market intelligence. We hold a 51% interest in Ning Xiang. The remaining 49% is held by its original shareholders.

Our Joint Ventures

        We have grown our business in part through strategic alliances and acquisitions, and may from time to time continue to grow our operations by participating in joint ventures, making acquisitions or establishing other strategic alliances with third parties in the LED and LED-related industries. We have entered into two currently active joint ventures, China SemiLEDs and SILQ.

        SILQ is a joint venture enterprise we established in Malaysia in September 2009 to design, manufacture and sell lighting fixtures and systems. We also entered into this joint venture to assist with market intelligence and channel development. We hold a 50% interest in SILQ. The other 50% is held by a Malaysian company. SILQ began operating in June 2010 but has not had any substantial business or operations to date. We expect that it will incur losses for the near term.

        We have an inactive joint venture, SS Optoelectronics Co. Ltd., or SS Optoelectronics, in which we held a 49% interest. The other 51% was held by a customer. However, we determined to dissolve the joint venture when it did not receive approval from the Hsinchu Science Park Administration of its application for entry into the Hsinchu Science Park.

  China SemiLEDs

        Through equity investments, we formed China SemiLEDs, a foreign-invested joint stock company, in Foshan, Guangdong Province, China, in January 2010. China SemiLEDs has five other shareholders, including Beijing Aieryidi Investment Co., Ltd., Foshan Nationstar Optoelectronics Co., Ltd., Zhejiang Shenghui Lighting Co., Ltd., Foshan Nanhai High-tech Industry Investment Co., Ltd. and Beijing Lampower Photoelectric Co., Ltd. Foshan Nationstar Optoelectronics Co., Ltd., Zhejiang Shenghui Lighting Co., Ltd. and Beijing Lampower Photoelectric Co., Ltd. are packaging companies. Foshan Nanhai High-tech Industry Investment Co., Ltd. and Beijing Lampower Photoelectric Co., Ltd. are PRC state-owned enterprises. Beijing Aieryidi Investment Co., Ltd., is a PRC investment company owned by individuals. We paid $14.7 million in cash for our 49% ownership interest in China SemiLEDs.

        We established China SemiLEDs to continue our growth in China and grow our net income. Although we made significant sales to customers located in China prior to investing in China SemiLEDs, we believe that participating in a joint venture entity in China provides us an additional avenue through which we can further acquire market share in China. Given the significance of the potential market in China, our net income growth and overall growth prospects will significantly depend on the success of China SemiLEDs. China SemiLEDs has substantially completed the construction of its manufacturing facilities, purchased equipment and installed LED chip manufacturing lines, hired technical and managerial personnel, and installed financial and administrative equipment and software. China SemiLEDs recently commenced production; however, it is in the early stages of business development and selling products in China. We expect that it will incur losses for the near term.

        China SemiLEDs will manufacture substantially the same LED chips as those made and sold by Taiwan SemiLEDs. Because China SemiLEDs is located in China and 51% owned by Chinese companies, including packaging companies and PRC state-owned enterprises, we believe it is well-positioned to access demand for LED chips by government entities, such as cities and provinces that use LEDs for street lighting and signage applications. Our investment in China SemiLEDs brings us physically closer to our customers in China, including two of our joint venture partners. We believe this proximity and presence is beneficial to grow and maintain customer relationships and gather additional market intelligence. Manufacturing facilities are costly to construct and the government incentives and funding provided to China SemiLEDs allows it to add production capacity more cost-effectively than it would be for us to construct the facilities necessary to increase production capacity to meet expected demand in China. We expect that China SemiLEDs will continue to benefit from PRC government incentives and subsidies that we believe may not be available to China SemiLEDs but for the fact that it is majority-owned by PRC entities. We do not consolidate the financial results of China SemiLEDs in our consolidated financial statements but instead record 49% of the income or loss from the joint venture in our consolidated statements of operations as equity in income (losses) from unconsolidated entities.

        Early in the growth and commercialization stage of China SemiLEDs, our sales and marketing staff will be actively involved in the build-up of the business at China SemiLEDs. China SemiLEDs has hired and is training sales and marketing professionals who are dedicated to China SemiLEDs' business, products and customers. Furthermore, as with the sales and marketing functions, although we expect that our research and development employees and staff may have an active role in China SemiLEDs' early stages, China SemiLEDs has hired and is training research and development personnel independent of our staff, while continuing to maintain close collaboration across teams in an effort to realize synergies.

  Sales by China SemiLEDs and Taiwan SemiLEDs

        We will continue to sell LED chips and LED components in China, including in the near future through the Shenzhen SemiLEDs sales staff. However, we have granted licenses with respect to certain of our patents to China SemiLEDs so that it can manufacture and sell LED chips in China. Both we and China SemiLEDs will make sales to customers in China. However, since China SemiLEDs will produce substantially the same LED chips as those made by Taiwan SemiLEDs, we and China SemiLEDs may ultimately compete for the same pool of existing or new customers, in particular if demand for LED products decreases or does not increase. However, China SemiLEDs may not use the patents we have licensed to them in connection with any sales outside of China. Because China SemiLEDs only recently commenced production and sales of its products, we do not yet know the full nature or extent of direct sales competition that may develop between China SemiLEDs and us in China and have no formal policy in terms of allocating customers between China SemiLEDs and us. In addition, we have not yet devised a mechanism to resolve conflicts relating to Mr. Trung T. Doan and Dr. Anh Chuong Tran serving as both our officers and directors and also the chairman and vice-chairman, respectively, of China SemiLEDs, or by whom such conflicts will be resolved. There may be competition and potential conflicts between us and China SemiLEDs in China, and China SemiLEDs may be in a better position than Taiwan SemiLEDs to target certain customers in China, such as government entities that we would not have had access to in any event; however, we believe that the overall advantages of creating this additional avenue to potentially acquire additional market share in China outweigh the disadvantages and challenges with respect to competition and potential conflicts.

        See "—Intellectual Property Cross-Licensing Arrangements" and "Risk Factors—Risks Related to Our Investment in China SemiLEDs—China SemiLEDs may compete with us for sales in China."

        We have agreed with the other shareholders of China SemiLEDs that we will not manufacture LED wafers or chips in China either directly or indirectly, such as through original equipment manufacturing or outsourcing. We have also agreed to not invest in any other company that manufactures LED wafers or chips in China or allow any third party to which we transfer or license our technologies to apply those technologies in the manufacturing of LED epitaxial wafers or chips in China.

  Management of China SemiLEDs

        China SemiLEDs is required to have a general manager, who is appointed by the board of directors, who in turn are appointed by the shareholders of China SemiLEDs. China SemiLEDs has appointed its first general manager. The general manager, together with the deputy general manager and other senior management personnel, has responsibility for the day-to-day operations of China SemiLEDs, including its manufacturing, sales and employee relations. The general manager must also implement board resolutions and is responsible for carrying out the business strategies and achieving the financial budgets as approved and set forth by the shareholders, at the direction of the board. The general manager reports directly to the board, which in turn must ultimately report to and be accountable to the shareholders of China SemiLEDs. The board oversees the general manager's work and is authorized to dismiss the general manager with or without cause.

  Board of Directors of China SemiLEDs

        China SemiLEDs' board of directors is appointed by its shareholders, and currently consists of nine directors. Although we only hold 49% of the shareholding in China SemiLEDs, we are entitled under China SemiLEDs' articles of association to nominate five of the nine directors on its board of directors, which nominations are then subject to shareholder approval. Our special nomination rights will terminate automatically if China SemiLEDs is listed on any stock exchange. Furthermore, we will lose our special nomination rights if we hold less than 41% of the total number of outstanding shares of China SemiLEDs. The number of directors we have the right to nominate will be equal to our pro rata ownership interest of the issued and outstanding common stock of China SemiLEDs at such time. In the event that our pro rata ownership percentage of China SemiLEDs results in a number of directors that is not a whole number, the number of directors that we would be able to nominate and appoint to the board will be rounded down. For example, if we were to hold one-third, or 33.3%, of the shareholding interest in China SemiLEDs, we would be entitled to appoint three of the nine directors of China SemiLEDs, and if we were to hold 33.0% of the shareholding interest in China SemiLEDs, we would be entitled to appoint two of the nine directors of China SemiLEDs. Our chief executive officer, Mr. Trung T. Doan, and our chief operating officer, Dr. Anh Chuong Tran, serve as chairman and vice chairman, respectively, of China SemiLEDs. Mr. Doan and Dr. Tran will not receive any compensation from China SemiLEDs.

        Directors have fiduciary and diligence duties to China SemiLEDs, including, among others, to not use the advantages provided by their positions to pursue business opportunities that belong to China SemiLEDs or to engage in the same business as China SemiLEDs either for their own account or for the account of any other person without the approval of the shareholders. In addition, a director that has a connected relationship with any enterprise that is the subject of a resolution at a board meeting may not vote on the matter, either directly or by proxy. As such, in the event that any matters involving us or our relationship with China SemiLEDs are brought before the board of directors of China SemiLEDs, our directors would be required to recuse themselves and such board decisions would be made by the remaining directors that are not affiliated with us. See "Risk Factors—Risks Related to Our Investment in China SemiLEDs—We do not own a majority of the shares of China SemiLEDs and if there are significant disagreements with the other shareholders of China SemiLEDs, our financial condition, results of operations, business and prospects may be materially and adversely affected." Furthermore, in the event that a strategic business opportunity arises which may belong to either us or China SemiLEDs, as directors that owe fiduciary duties to both entities, Mr. Doan and Dr. Tran will be required to present such an opportunity to our board of directors, as well as both the board of directors and shareholders of China SemiLEDs, and neither we nor China SemiLEDs has a right of first refusal.

        In addition, China SemiLEDs is also required to have a board of supervisors that examines the company's finances and monitors the conduct of the directors or senior managers, among other things. The board of supervisors consists of six supervisors. Two of the supervisors must be worker representatives and four must be shareholder representatives. Of the four shareholder representatives, we have the right to nominate two.

  Preemptive Rights, Rights of First Refusal and Protective Rights

        If China SemiLEDs proposes to issue additional shares, each of its shareholders has a preemptive right to subscribe for all or part of the additional shares proposed to be issued in proportion to its then shareholding ratio in the company. If any shareholder declines to exercise any portion of its preemptive right, the other shareholders are entitled to purchase the shares declined by such shareholder. In addition, we and the other shareholders have rights of first refusal if any other shareholder wishes to transfer or sell its shares.

        We also have a number of protective rights under China SemiLEDs' articles of association. For example, as long as we hold at least 25% of the outstanding shares of China SemiLEDs, our prior consent is required before China SemiLEDs may issue bonds or otherwise incur debt (including guaranteeing any debt or other liability) in excess of RMB2,000,000 (approximately $294,000) in the aggregate over any 12-month period. In addition, special resolutions requiring the approval of shareholders holding two-thirds of the outstanding shares must be adopted before China SemiLEDs can (i) increase or reduce its registered capital, (ii) merge, split, dissolve or change its form, (iii) amend its articles of association, or (iv) take any other action that PRC laws and regulations require be decided by special resolutions.

  Intellectual Property Cross-Licensing Arrangements

        We have entered into a patent assignment and license agreement, a patent cross-license agreement and a trademark cross-license agreement with China SemiLEDs.

        Under the patent assignment and license agreement, as amended, we agreed to assign 13 patents to China SemiLEDs. In return China SemiLEDs agreed to pay us a one-time payment of $600,000 and agreed to grant us and our affiliates a royalty-free, transferable and exclusive (with respect to third parties other than China SemiLEDs) license to use the patents globally except in manufacturing LED epitaxial wafers and chips in China. China SemiLEDs agreed to not assign the patents to any third party without our written consent. We have agreed to indemnify China SemiLEDs from any damages arising out of any intellectual property infringement claims or proceedings with respect to any products manufactured by China SemiLEDs. The term of the agreement is 10 years. In March 2011, we received net proceeds of $540,000, after deducting related cost of $60,000, from China SemiLEDs.

        Under the patent cross-license agreement, we agreed to grant royalty-free, exclusive (with respect to third parties other than us) and non-transferable licenses to China SemiLEDs to use 47 of our patents, and patents that we may acquire in the future, for the manufacture of LED epitaxial wafers or chips within China. Any patents acquired by China SemiLEDs will be licensed to us and our affiliates for use in manufacturing or selling LED chips or packages globally. China SemiLEDs has agreed to not transfer or sublicense any of the licenses without our consent. We are able to terminate the agreement under certain circumstances including, among others, where China SemiLEDs refuses or fails to perform its obligations under the agreement, China SemiLEDs declares bankruptcy or is wound down or put into receivership proceedings, or China SemiLEDs assigns or sells or dissolves its business. We also have the right to terminate the agreement in the event that the directors nominated by us no longer constitute a majority of the board of directors of China SemiLEDs, but only if such loss of a majority of directors occurs as a result of a material breach by China SemiLEDs of our right to appoint a majority of the board.

        Under the trademark cross-license agreement, we agreed to grant China SemiLEDs an exclusive (with respect to third parties other than us) royalty-free license to use our "SemiLEDs" trademark within China, subject to certain conditions. In return, China SemiLEDs agreed to grant a royalty-free and exclusive (with respect to third parties other than China SemiLEDs) license to us and our affiliates to use globally, except in China, any trademark acquired by it. China SemiLEDs may not transfer or sublicense our SemiLEDs trademark, use our SemiLEDs trademark as part of the name for or trademark owned by any company owned or affiliated with China SemiLEDs, use any trademarks, names, logos or design patents similar to or incorporating our "SemiLEDs" trademark, or advertise or promote any services or products relating to any LED epitaxial wafers or chips using the trademark of any other company.

        We may terminate the trademark cross-license agreement if China SemiLEDs' products fail to meet certain quality standards. We may also terminate this agreement if the directors nominated by us to the board of China SemiLEDs no longer constitute a majority of its board for reasons other than because China SemiLEDs is listed on a stock exchange, we transfer our shares in China SemiLEDs, or we decline to exercise our preemptive rights with respect to new issuances of shares of China SemiLEDs.

Intellectual Property

        Our ability to compete successfully depends upon our ability to protect our proprietary technologies and other confidential information. We rely, and expect to continue to rely, on a combination of confidentiality and license agreements with our employees, licensees and third parties with whom we have relationships, and trademark, copyright, patent and trade secret protection laws, to protect our intellectual property, including our proprietary technologies and trade secrets.

        As of August 31, 2011, we had 48 patents issued and 46 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2011, we also had 52 patents issued and 104 patents pending before patent and trademark offices outside the United States. Of these 100 issued patents and 150 pending patents, 54 are issued design patents and 5 are pending design patents. The foregoing numbers of issued and pending patents did not include those owned or filed by Ning Xiang. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to "SemiLEDs" in the United States and "MvpLED" in Taiwan, China and United States.

        Our industry is characterized by frequent intellectual property litigation involving patents, trade secrets, copyrights, mask designs, among others. From time to time, third parties may allege that our products infringe on their intellectual property rights. See "Risk Factors—Risks Related to Our Business—Intellectual property claims against us or our customers could subject us to significant costs and materially damage our business and reputation."

Research and Development

        We focus our research and development efforts on our design methodology and process technology for our LED products. We also focus on improving our production yields and increasing wafer sizes to lower our production costs. Our research and development team works closely with our manufacturing team. For the fiscal years ended August 31, 2009, 2010 and 2011, we invested approximately $2.5 million, $1.7 million and $4.6 million, respectively, in research and development activities. We conduct our research and development activities at our manufacturing facilities in Taiwan.

        In addition, China SemiLEDs conducts research and development at its Foshan manufacturing facilities.

Competition

        We believe that our advanced technology helps us to compete in the innovative, intensely competitive and rapidly changing market of LED design and manufacturing. To succeed, however, we must continue to manufacture products that meet the demanding requirements of high efficacies at low costs. We do not account for a significant percentage of the total market volume today, and we face significant competition from other more established providers of similar products as well as from new entrants into our markets, including in the China market, China SemiLEDs.

        We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Citizen Electronics Co., Ltd., Cree, Inc., or Cree, Epistar Corporation, Genesis Photonics Inc., Nichia Corporation, Philips (Lumileds), Siemens (Osram) GmbH, or Siemens (Osram), Showa Denko K.K., or Showa Denko, and Toyoda Gosei Co., Ltd., or Toyoda Gosei. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Epistar Corporation, Nichia Corporation, Philips (Lumileds), and Siemens (Osram). Several substantially larger companies, such as Philips (Lumileds), Siemens (Osram) and Toyoda Gosei, compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Micron Technology, Inc., Samsung Electronics Co., Ltd., Sharp Ltd. and Taiwan Semiconductor Manufacturing Co., have recently entered into the LED chip and lighting market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies.

        We believe that we generally compete favorably within the marketplace. However, some of our existing and potential competitors possess significant advantages, including longer operating histories, greater financial, technical, managerial, marketing, distribution and other resources, more long-standing and established relationships with our existing and potential customers, greater name recognition, larger customer bases and greater government incentives and support.

        We believe that the key competitive factors in our markets are:

  •
  consistently producing high-quality LED chips with high efficacy;

  •
  balancing lumen output generation with providing low lumen cost;

  •
  providing a low total cost of ownership (i.e., cost, efficacy and lifespan) for end-customers; and

  •
  our sales channels.

Environmental Regulation

        In our research and development and manufacturing processes, we use a variety of hazardous materials and industrial chemicals. In each of the jurisdictions in which we operate, we are subject to a variety of laws and regulations governing the storage, handling, emission, exposure to, discharge and disposal of these materials or otherwise relating to the protection of the environment. Environmental laws and regulations are complex and subject to constant change, with a tendency to become more stringent over time. Failure to comply with any new or existing laws, whether intentional or inadvertent, could subject us to fines, penalties and other material liabilities to the government or third parties, injunctions requiring the suspension of operations, redemption costs or other remedies, and the need for additional capital equipment or other process requirements, any of which could have a material adverse effect on our business and reputation.

Working Capital

        For a discussion of our working capital practices, see "Liquidity and Capital Resources" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

Employees

        As of August 31, 2011, we had approximately 581 employees. At August 31, 2011, all of our employees were based in Taiwan, although subsequent to that date we established Shenzhen SemiLEDs and now have a small number of employees in China. None of our employees is represented by a labor union. We consider relations with our employees to be good.

Financial Information about Geographic Areas

        We derive a substantial portion of our revenue from product sales to international customers. For information concerning geographic areas of our customers and geographic information concerning our long-lived assets, see Note 14, "Product and Geographic Information" in our consolidated financial statements included in Item 8 of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A, "Risk Factors" of this Annual Report.

Available Information

        Our website is www.semileds.com. We make available free-of-charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the "Investors" section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. A copy of our Annual Report on Form 10-K is available without charge to stockholders upon written request to: Investor Relations, SemiLEDs Corporation, 3F, No.11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C.

Item 1A.    Risk Factors

        A wide range of factors could materially affect our performance. The following factors and other information included in this Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

The market for LEDs has historically been, and we expect will continue to be, highly volatile, which could harm our business and result in significant fluctuations in the market price of our common stock.

        Fluctuations in supply and demand for LEDs pose serious risks to our prospects, business, financial condition and results of operations. Our industry, akin to the semiconductor industry, is highly cyclical and characterized by rapid technological change, rapid product obsolescence, declining average selling prices and wide fluctuations in supply and demand. Our industry's cyclicality results from a complex set of factors, including, but not limited to:

  •
  fluctuations in demand for end-products that incorporate LED chips and LED components;

  •
  ongoing reductions in the number of LED chips and LED components required per application due to performance improvements; and

  •
  fluctuations in the unutilized manufacturing capacity available to produce LED chips and LED components.

        As market demand increases, if we are not able to increase our capacity or if we experience delays or unforeseen costs associated with increasing our capacity levels, we may not be able to achieve our financial targets. Alternatively, as market demand decreases or as market supply surpasses demand, we may not be able to reduce manufacturing expenses or overhead costs proportionately. We believe that many of our competitors are, like us, adding MOCVD reactors and related equipment to increase manufacturing capacity, which would result in increased supply of LED chips and LED components. If the expected increase in supply outpaces any increases in future market demand, or if demand decreases, the resulting oversupply could adversely impact our sales and result in the underutilization of manufacturing capacity, high inventory levels, changes in revenue mix and rapid price erosion, which would lower our margins and adversely impact our financial results. For example, we recorded significant write-downs of inventories in fiscal 2011 as a result of a significant decline in their average selling prices, and excess capacity charges as we suffered from lower capacity utilization as a result of a decrease in customer demand. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our margins and operating results.

We operate in highly competitive markets that are characterized by rapid technological changes and declining average selling prices. Competitive pressures from existing and new companies, and/or damage to our brand, may harm our business and operating results.

        Competition in the markets for LED products is intense, and we expect that competition will continue to increase. Increased competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. For example, we experienced intense competition in fiscal 2011, which created a highly aggressive pricing environment. As a result we had to lower the selling prices for our products. Such decline in average selling prices has accelerated the decline in the gross margin of our products and has adversely affected our operating results. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4" wafers, which we believe should lower our production costs. However, if we are unable to migrate to larger wafer sizes in a timely or cost-effective manner, our business, financial condition and results of operations could be materially and adversely affected.

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

        We compete primarily on the basis of our products' performance, price, quality, and reliability and on our ability to customize products to meet customer needs. However, our competitors may be able to develop more competitive products, respond more quickly to new or emerging technologies, offer comparable products at more competitive prices or bring new products to the market earlier. Any failure to respond to increased competition in a timely or cost-effective manner could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, intellectual property claims against us, including pending claims and litigation, regardless of the outcome, could be used by our competitors to damage our brand reputation and our relationships with existing and potential customers.

We have incurred net losses in recent periods and may again incur net losses in the future.

        We incurred net losses of $3.7 million and $16.1 million for the fiscal years ended August 31, 2009 and August 31, 2011, respectively. We can give no assurance that we will not incur net losses in future periods. Our revenue and net income may continue to decline for a variety of reasons, some of which are described elsewhere in this "Risk Factors" section and are beyond our control. You should not rely on the revenue or net income growth of any prior quarterly or annual periods as an indication of our future performance. In the past, we have experienced revenue declines and incurred increased net losses. If our future growth fails to meet investor or analyst expectations, the trading price of our common stock may decline significantly and could have a material adverse effect on our business, financial condition and results of operations.

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

  •
  changes in supply and demand and other competitive market conditions, including pricing actions by our competitors and our customers' competitors;

  •
  timing of orders from and shipments to major customers and end-customers, including as part of LED project-based orders, and our ability to forecast demand and manage lead times for the manufacturing of our products; and

  •
  seasonal fluctuations in our customers' purchasing patterns.

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

        A majority of our revenues is derived from the sale of LED chips, our core product, and an increasing percentage of our revenues is generated from the sale of LED components. Revenues attributable to the sale of our LED chips represented 78%, 77% and 58% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively. Revenues attributable to the sale of our LED components represented 20%, 21% and 32% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively. We expect to continue to generate our revenues mainly from the sale of LED chips and LED components for the foreseeable future. As such, the continued market acceptance of our LED chips and LED components is critical to our continued success, and our inability to grow or maintain our revenues generated from the sales of LED chips and LED components would have a negative impact on our business, financial condition and results of operations.

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

        On October 14, 2010, Cree, our competitor and a major manufacturer of LED products, filed a complaint against us and Helios Crew, our wholly owned subsidiary, with the United States District

Court of Delaware, alleging that we and Helios Crew have infringed certain of their patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys' fees. We and Helios Crew filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges we have infringed. On March 22, 2011, the Court granted Cree's motion to amend and the second amended complaint was placed on file. Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of our Company, Taiwan SemiLEDs, as a defendant. The third amended complaint similarly alleges that we have infringed certain of Cree's patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys' fees. We answered the third amended complaint on May 16, 2011, denying all allegations of infringement. We believe we have meritorious defenses and intend to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, we may be barred from importing or selling our products into the United States and may be subject to damages and penalties. Moreover, Cree has an extensive patent portfolio and we cannot assure you that Cree will not assert additional claims of infringement of its other patents. We believe that, as our visibility within the LED market increases as a result of our initial public offering, the risk that additional infringement claims, with or without merit, will be asserted against us will increase. On August 15, 2011, we and Taiwan SemiLEDs filed a complaint against Cree in the United States District Court of Delaware seeking injunctive relief, damages, pre- and post-judgment interest, costs, expenses and attorneys' fees for infringing a number of our patents. On October 11, 2011, Cree filed an answer and counterclaims to our complaint, denying all allegations of infringement, alleging that we and Taiwan SemiLEDs have infringed certain of its patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys' fees. We and Taiwan SemiLEDs filed our answer to Cree's counterclaims on November 4, 2011.

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

Intellectual property claims against us, or our customers, including our distributor customers, could subject us to significant costs and materially damage our business and reputation.

        From time to time, third parties may assert infringement claims against us, or our customers with respect to our products, or our customers' products that incorporate our technologies or products, and any such legal action or the threat of legal action against us, or our customers, could impair such customers' continued demand for our products. For example, Nichia Corporation, or Nichia, filed a lawsuit in Japan against a Japanese subsidiary of Seoul Semiconductor Co., Ltd., or Seoul Semiconductor, which is one of our customers, and another lawsuit in Korea against Seoul Semiconductor. In those two lawsuits, Nichia asserted that our LED chips infringed two patents in Japan and one in Korea. While we were not named as a defendant in either of those lawsuits, we intervened as independent or supplementary parties. Although the Japanese lawsuit was settled, it is still possible for Nichia to file a new lawsuit on the two patents originally at issue in the action in Japan. In addition, although the Korean district court found the patent at issue to be invalid, Nichia's subsequent appeal and Seoul Semiconductor's related invalidation action were both withdrawn after the parties entered into a cross-licensing agreement. As such, the invalidity finding by the district court was vacated.

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

        Potential customers for LED general lighting systems may not adopt LED lighting as an alternative to traditional lighting technology because of LEDs' higher upfront cost. In addition, manufacturers of general lighting systems may have substantial investments and know-how related to their existing lighting technologies, such as traditional incandescent, fluorescent, halogen and high intensity discharge, or HID, lighting devices, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost-effectiveness of LED products. Even if LED lighting continues to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LEDs, lack of widely accepted standards governing LED lighting and customer unwillingness to adopt LEDs in favor of entrenched solutions could significantly limit the demand for LED products. Additional factors that may limit the adoption of LEDs for general lighting include, among others:

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

        We also purchase gases, photo chemicals and other materials from various suppliers on the spot market. Although supply constraints do not currently have an impact on our ability to procure supply, supply constraints have occurred in the past and may occur again from time to time in the future. Additionally, we use metals such as copper alloy and other commodities in our manufacturing process. The price volatility of such materials may make our procurement planning challenging. If the prices of materials increase it may adversely affect our operating margins. Although these materials are generally available and are not considered to be specialty chemicals, our inability to procure such materials in volumes and at commercially reasonable prices could result in a material adverse effect on our business, financial condition and results of operations.

        Furthermore, the global LED chip manufacturing industry currently relies on only a few manufacturers of MOCVD reactors. Because the MOCVD reactor is the key equipment used to produce LED chips, a significant increase in demand for production capacity could place significant pressure on these equipment manufacturers. These equipment manufacturers may not be able to timely meet such demand. In addition, there are varying lead times of up to six months or more for MOCVD reactors. In the event that we are unable to procure sufficient equipment for our planned capacity expansions, planned migration to larger wafer sizes and, in particular, for China SemiLEDs' new 4" manufacturing facility, our business, financial condition and results of operations would be materially adversely affected.

        If any of our key raw material and equipment suppliers fails to meet our needs on time or at all, we may not be able to procure replacement supplies from other sources on a timely basis or on commercially reasonable terms and our production may be delayed or interrupted, which could impair our ability to meet our customers' needs and damage our customer relationships.

We have a limited operating history which makes it difficult for you to evaluate our business, financial condition, operating results and prospects and which impairs our ability to accurately forecast our future performance.

        We were incorporated in January 2005 and our first sales of LED chips occurred in November 2005. In the past, we have experienced revenue declines and incurred net losses. For the years ended August 31, 2010 and 2011, we generated net income of $10.8 million and net loss of $16.1 million. Our limited operating history, combined with the rapidly evolving nature of the LED industry in which we compete, may not provide an adequate basis for you to evaluate our operating and financial results and business prospects. In addition, we only have limited insight into emerging trends that may adversely affect our business, prospects and our operating results. As such, our limited operating history may impair our ability to accurately forecast our future performance.

We may not be able to effectively expand production capacity or do so in a timely or cost-effective manner, which could prevent us from achieving increased sales, margins and market share.

        Our strategy to capitalize on the potential growth of the LED market in China includes China SemiLEDs, which recently commenced production at its Foshan manufacturing facilities. However, any further expansion of China SemiLEDs' current production capacity is dependent on, among other things, its success in the market and ability to obtain additional financing. There are many events that could delay, prevent or impact our ability to increase our capacity in accordance with our plans, or otherwise increase our costs, including shortages or late delivery of building materials and facility equipment, delays in governmental approval, consents, licenses, permits and certifications, labor disputes, availability of space for further build-out or earthquakes or other natural disasters, among others.

        Any unanticipated delays in completion of any expansion or upgrade of our facilities at Taiwan SemiLEDs or any further expansion or upgrade at China SemiLEDs or cost overruns may result in a loss of customers and will have a negative impact on our and China SemiLEDs' reputation.

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

        We have experienced a period of significant growth until recent slowdowns. However, we intend to continue to upgrade our business and operations in Taiwan, including a focus on the introduction of new products, increasing the production of LED chips using 4" wafers, and improving our production yields, to be in position to capture future growth of the market and our business. In addition, China SemiLEDs recently commenced production at its Foshan manufacturing facilities.

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

        In order to effectively support our growth, we must also continue to:

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

        Our revenues are highly concentrated in markets in Asia, particularly in China and Taiwan. Revenues generated from sales of our LED chips and LED components to Taiwan and China (including Hong Kong) accounted for 79%, 76% and 68% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively. As a result of our revenue concentration in these two markets, economic downturns, changes in governmental policies and increased competition in China or Taiwan could have a material and disproportionate impact on our revenues, operating results, business and prospects.

We may not succeed in cost-effectively producing LED chips using larger wafer sizes.

        We expect to have to continually develop new technologies that allow us to produce LED chips using larger wafer sizes. We believe larger wafer sizes will enable us to reduce the per-unit costs of our products and allow us to compete more effectively against companies that already possess or are developing such technologies. We currently manufacture chips based on a mix of 2.5" and 4" wafer sizes at our manufacturing facilities in Taiwan, and plan to increase our 4" wafer output and reduce our 2.5" wafer output in the next few months. However, due to our limited experience in the commercial production of LED chips using 4" wafers, our yields and performance during the early stages of production may be lower than anticipated.

        Larger wafers are significantly more expensive to manufacture than smaller wafers and generally have physical attributes and properties that make it materially more difficult to process efficiently for the manufacture of LED chips with yield and consistency that may not justify the high cost of the wafer. While we have invested and will continue to invest in process technologies and know-how to improve our LED chips using 4" wafers and to manufacture LED chips using greater wafer sizes, no assurance can be given that we will be successful in doing so. Even if we develop the technology and know-how necessary to successfully manufacture LED chips using larger wafer sizes, there could be shortages of MOCVD reactors that are capable of producing LED chips on these larger wafer sizes. For example, there are currently very few suppliers that manufacture MOCVD reactors capable of producing LED chips on 4" or greater size wafers. Several of our competitors, such as Cree, Philips (Lumileds) and Siemens (Osram), are manufacturing LED chips based on 4" wafers and 6" wafer technology. If we are unable to cost-effectively migrate to larger wafer sizes, or if these and other manufacturers succeed in developing cost-effective technology to manufacture wafer sizes greater than 4" before we do, our financial condition, results of operations, competitiveness and prospects will be materially and adversely affected.

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

        Introduction of new products and manufacturing processes are often characterized by lower yields in the initial commercialization stage. LED chip and component manufacturing is complicated and consists of many layers of complex materials that must interact with each other. In addition, when we introduce new products and processes we often use new chemical solutions and chemical compounds with which we have less experience. We must analyze how the various solutions, compounds and layers of materials interact with each other and perform as parts of the LED chip structure. It takes time for us to analyze the data from our initial manufacturing runs and optimize our processes, and over time we generally achieve higher yield rates as we gain more experience with the product or processes. In the past, we have experienced difficulties in achieving acceptable yields when introducing new products or new manufacturing processes, which has adversely affected our operating results. For example, during the second quarter of fiscal year 2010, we introduced a high-performance LED chip product using a different design with a larger chip size, which required us to modify certain aspects of our manufacturing process to achieve optimal sizing and alignment of various layers, which are critical steps in our manufacturing process. During the early stages of introducing this product, sub-optimal parameters employed in our manufacturing process caused us to experience yields lower than those of our mature products. Over time, we improved these parameters, such as the sizing and alignment of various layers, and were able to improve our yield on this high-performance product. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our business.

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

        In addition, we face challenges in further expanding our LED components business because it involves processes and technologies that are significantly different from our manufacturing processes for LED chips, which has been our core product to date. For example, although still in early stages of development, we are developing advanced-level LED component manufacturing techniques, such as processes that allow us to manufacture wafer-level packaging. However, we have not yet produced wafer-level packaging commercially or in any significant volumes, and may not be able to do so. If we are not able to further develop our LED components business or if competitors create or adopt more advanced packaging technologies than ours, then our business, financial condition and results of operations could be materially and adversely affected.

        Our distribution strategy limits the sales of our LED components as we are selling only in countries that may not necessarily have the highest demand or market potential. The intellectual property rights related to LED components are particularly complex and characterized by aggressive enforcement of those rights. To minimize the likelihood that one of our competitors or another third party will assert a claim related to our LED components, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has historically been more limited as identified below, because we believe that, given our early stage of development, it is important for us to consciously manage our exposure to litigation. Any such litigation, whether with or without merit, could divert our management, financial and other resources away from our business and thereby have a negative impact on our continued development and growth. Consistent with this strategy, we currently limit sales of our LED components to distributors and end-customers mainly in China, Taiwan and other countries in which we believe cost of litigation is low. We do not currently sell our LED components in all countries that meet, what we believe to be, an acceptable litigation risk profile. We review profiles of different countries and may determine from time to time that we should sell our products in one or more additional countries that meet our litigation risk profile for sale of our LED components. However, we may not be able to identify additional countries that we find to be suitable markets for these products. We have considered the potential loss of revenues and income that we may suffer as a result of our strategy to sell only in certain select countries and have concluded that, on balance, the potential loss of such revenues and income is not outweighed by the potential litigation risks. Also, there can be no guarantee that, by selling our LED components in these countries, we have not exposed our intellectual property rights, including our patents, to infringement by others. With respect to any potential infringement of our patents and other intellectual property rights by others in countries where we currently sell our LED components, we have considered the potential loss of revenues and income that we may suffer associated with such sales and have made a business judgment that the benefits outweigh any potential loss. In addition, if the countries in which we currently sell our LED components increase their enforcement of intellectual property rights, the risk of litigation would materially increase and our ability to continue to sell our LED components in these markets may be materially and adversely affected. Sales of our LED components and our other products may also be limited in the event that they are subsequently shipped or otherwise resold in a country and a claim is brought against us or our customer pursuant to the intellectual property laws of the country of final destination.

If we expand into the lighting fixtures market, we will face additional competition and existing customers may reduce orders.

        If we expand into the lighting fixtures market, we will face competition from fixtures and bulbs manufactured and marketed by other LED lighting fixture companies and from lighting products incorporating incandescent, fluorescent, halogen, ceramic metal halide or other lighting technology. In addition, many of our existing customers who purchase our LED chips and LED components develop and manufacture lighting fixtures using those chips and components. As we expand into that market, our customers may respond by reducing or discontinuing their orders for our products. This could prevent us from growing or even maintaining our revenues from the sale of LED chips and LED components, which would negatively impact our business, financial condition and results of operations.

We derive a significant portion of our revenues from a limited number of customers and generally do not enter into long-term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers, or the failure by one of these customers to pay, could adversely affect our operating results and financial condition.

        We derive a significant portion of our revenues from a limited number of customers. For the fiscal year ended August 31, 2011, our top ten customers collectively accounted for 54% of our revenues. Some of our largest customers have changed from year to year primarily as a result of our limited operating history, rapid growth, broadening customer base, and the timing of discrete, large project-based purchases. For the fiscal year ended August 31, 2011, sales to our three largest customers, in aggregate, accounted for 25% of our total revenues.

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

        Our future success depends on the continued service and performance of our key personnel, including in particular Mr. Trung T. Doan, our chief executive officer, and Dr. Anh Chuong Tran, our chief operating officer. We do not maintain key man insurance on any of our officers or key employees.

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

        We market and sell a significant portion of our products through third-party distributors in certain markets such as Taiwan and China. We rely on these distributors to service end-customers and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and revenues from such countries and damage our brand reputation.

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

        In addition, we have entered and may from time to time enter into exclusivity or other restrictions or arrangements of a similar nature as part of our agreements with our distributors. For example, we entered into a distribution agreement with Nanoteco Corp., or Nanoteco, in December 2006, pursuant to which we have appointed Nanoteco as the exclusive distributor of our LED chips to specified customers. The distribution agreement with Nanoteco was originally effective for a term of two years and, in accordance with the agreement, has been automatically extended every December for additional one year terms. The agreement may be terminated at either party's discretion with 60 days' prior written notice and may be terminated for cause immediately upon written notice. We also entered into a collaboration and distribution agreement with Intematix in April 2007, pursuant to which we have appointed Intematix as the exclusive distributor of our LED chips and related products to certain approved customers within China. The distribution agreement with Intematix was originally effective for a term of three years and, in accordance with the agreement, has been automatically extended every April for additional one-year terms. The agreement may be terminated at either party's discretion with 60 days' prior written notice and may be terminated for cause immediately upon written notice. Such restrictions or arrangements may significantly hinder our ability to sell additional products, or enter into agreements with new or existing customers or distributors that plan to sell our products, in certain markets, which may have a material adverse effect on our business, financial condition and results of operations.

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

We are highly dependent on our customers' ability to produce and sell products incorporating our LED products. If our customers are not successful, our operating results could be materially and adversely affected.

        Our customers incorporate our LED products into their products. As such, demand for our products is dependent on demand for our customers' end-products that incorporate our LED products and our customers' ability to sell these products. The general lighting market has only recently begun to develop and adopt standards for fixtures that incorporate LED devices. If the end-customers for our products are unable to manufacture fixtures that meet these standards, our customers' sales, and consequently our sales, will suffer.

        With respect to our LED chips, substantially all of our sales are to packagers or distributors, a substantial portion of which is used in LED general lighting applications. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. General lighting applications typically require white lighting whereas we typically sell blue chips or chips with other non-white color characteristics. Therefore, our customers coat our LED chips with an appropriately colored phosphor that converts the LED light emission into the desired color. Sales of our LED chips are highly dependent upon our customers' ability to procure high quality phosphors, develop high quality and highly efficient white LED components and obtain the necessary intellectual property rights, such as the rights to use various phosphors. Even if our customers are able to develop competitive white LED components using our LED chips, there can be no assurance that our customers will be successful in the marketplace.

        With respect to the sale of our LED components, a majority of our sales are to distributors, that sell to end-customers, or directly to such end-customers in selected markets. Sales by end-customers of our products are generally dependent on their ability to develop high quality and highly efficient lighting products and require complex designs and processes, including thermal design, optical design and power conversion.

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

        There can be no assurance that the steps we have taken or plan to take in the future are adequate to protect our intellectual property, including our proprietary technologies and trade secrets. As of August 31, 2011, we had 48 patents issued and 46 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2011, we also had 52 patents issued and 104 patents pending before patent and trademark offices outside the United States. Of these 100 issued patents, 20 patents expire between the years 2016 and 2020, 43 patents expire between the years 2021 and 2025, and 37 patents expire between the years 2026 and 2035. Of these 100 issued patents and 150 pending patents, 54 are issued design patents and 5 are pending design patents. The foregoing numbers of issued and pending patents did not include those owned or filed by Ning Xiang. We expect to continue to seek patent and trademark protection for our technologies and know-how. However, we will only be able to protect such technologies and know-how from unauthorized use by third parties to the extent that valid, protectable and enforceable rights cover them. We cannot be certain that our patent and trademark applications will lead to patents being issued and registered trademarks being granted in a timely manner, or at all. Even if we are successful in obtaining such rights, the intellectual property laws of other countries in which our products are sold or may in the future be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. For example, China currently is thought to afford less protection to intellectual property rights generally than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability as regards unauthorized disclosure or use of our intellectual property and undermine our competitive position. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in LED-related industries are uncertain and still evolving, both in the United States and in other countries. Moreover, the contractual agreements that we enter into with employees, licensees and third parties to protect our intellectual property and proprietary rights afford only limited protection and may not be enforceable.

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

        We have grown our business in part through strategic alliances and acquisitions. For example, we formed China SemiLEDs in January 2010 to focus on the growing market in China; we acquired SBDI in April 2010 to process LED chips into LED components; and in August 2011, we acquired 51% equity interest in Ning Xiang, among other things, to assist with market intelligence. We may in the future continue to grow our operations in part by entering into joint ventures, undertaking acquisitions or establishing other strategic alliances with third parties in the LED and LED-related industries. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions.

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

        In addition, we do not currently have fully automated manufacturing processes, which could potentially introduce contaminants to the production processes through human error. Defects or other difficulties in the manufacturing process can prevent us from achieving maximum capacity utilization, which is the actual number of wafers that we are able to produce in relation to our capacity, and also can prevent acceptable yields of quality LED chips from those wafers.

Unfavorable economic or global market conditions are likely to continue to have a negative impact on our business, financial condition and results of operations.

        The failure in the United States and international markets to sustain meaningful recovery has led to continued slow economic activity, concerns about inflation and energy costs, decreased business and consumer confidence, reduced capital spending and adverse business conditions, as well as diminished liquidity and credit availability in many financial markets. In addition, the global economic recession has led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. Continued weak economic conditions and further adverse trends in general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation have in the past and may again in the future cause consumer spending to decline further, reduce demand for and prices of our products and our customers' products, affect the prices and availability of raw materials, limit our ability to obtain financing for our operations and constrain the ability or willingness of governments to invest in the LED industry or fund public projects using LED lighting products. Furthermore, our customers may be unable to access capital efficiently, or at all, which could adversely affect our financial condition by resulting in product delays, increased defaults in accounts receivables and increased inventory exposures. Any unfavorable economic or market conditions could have a material adverse effect on our business, financial condition and results of operations.

Our operations depend on an adequate and timely supply of electricity and water.

        We consume significant amounts of electricity and water in our manufacturing process. We may experience future disruptions or shortages in our electricity or water supply, which could result in a drop in or loss of throughput and product yield or even the loss of an entire production run, depending on the duration of disruption or shortage. Although we maintain generators and other backup sources of electricity, these replacement sources are only capable of providing effective backup supplies for limited periods of time. We do not currently have any alternative sources of water nor do we maintain backup tanks. We cannot assure you that we will not experience disruptions or shortages in our electricity or water supply or that there will be sufficient electricity and water available to us to meet our future requirements. Any material disruption could significantly impact our normal business operations, cause us to incur additional costs and adversely affect our financial condition and results of operations.

Our operations involve the use of hazardous materials and we must comply with environmental laws, which can result in significant costs, and may affect our business and operating results.

        Our research and development and manufacturing activities involve the use of hazardous materials, including acids, adhesives and other industrial chemicals. As a result, we are subject to a variety of environmental, health and safety laws and regulations governing the use, storage, handling, transportation, emission, discharge, exposure to, and disposal of such hazardous materials. Compliance with applicable environmental laws and regulations in each of the jurisdictions in which we operate can be costly, and there can be no assurance that violations of these laws will not occur in the future as a result of human error, accident, equipment failure, or other causes. Liability under environmental and health and safety laws can be joint and several, and without regard to fault or negligence. The failure to comply with past, present, or future laws could subject us to increased costs and significant fines and penalties, damages, legal liabilities, suspension of production or operations, alteration of our manufacturing facilities or processes, curtailment of our sales and adverse publicity. Any of these events could harm our business and financial condition. In addition, China SemiLEDs is required to obtain the relevant approvals from PRC environmental protection authorities at its manufacturing facility, and there can be no assurance that it will be able to obtain such approvals in a timely manner, or at all.

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

        As a multinational organization with operations and sales in various jurisdictions, we may be subject to taxation in such jurisdictions. The various tax laws and regulations are becoming increasingly complex, with the interpretation and application of such laws and regulations becoming more challenging and uncertain. We may be subject to additional taxes, fines and penalties to the extent we are not correct in our interpretation and the amount of taxes we declare and pay. In addition, given the continuing global economic slowdown as well as high government debt levels of many countries, there is an increasing likelihood that the amount of taxes we pay in these jurisdictions could increase substantially. Any such events would have a material impact on our reputation, financial condition and results of our operations.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.

        We conduct operations through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms' length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms' length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Proposed U.S. federal income tax legislation could negatively impact our effective tax rate.

        Recent proposed tax legislation that could be enacted in the future could substantially impact the tax treatment of our non-U.S. earnings. These proposed changes include limitations on the ability to claim and utilize foreign tax credits and require the deferral of interest expense deductions until non-U.S. earnings are taxed in or repatriated to the United States.

        Such proposed legislation, if enacted, could negatively impact the amount of our taxes payable in the United States and our effective tax rate and adversely affect our results of operations and cash flows.

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

        In addition, our management and other key personnel will also have to devote significant managerial time and resources to help grow China SemiLEDs' business, which could result in the diversion of our management resources away from our current business operations and customers. A majority of the members of the board of directors of China SemiLEDs are our employees, including our chief executive officer, Mr. Trung T. Doan, and our chief operating officer, Dr. Anh Chuong Tran. Mr. Doan and Dr. Tran serve as chairman and vice-chairman, respectively, of the board of directors of China SemiLEDs.

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

        Pursuant to the articles of association of China SemiLEDs, we have the right to nominate a majority of its board of directors. However, we only own 49% of the shares of the joint venture, and if all of the other shareholders of China SemiLEDs vote unanimously on a matter, such shareholders would effectively control China SemiLEDs with respect to any matters that require stockholder approval by a simple majority. Although special resolutions, which require the approval of stockholders representing at least two-thirds of the shares of China SemiLEDs, are necessary for certain corporate actions, including any increase or reduction in the registered capital, any merger, separation, dissolution or change of the form of China SemiLEDs or any amendments to its articles of association, we cannot assure you that disputes will not arise with respect to the interpretation and application of the provision requiring special resolutions or that the other shareholders of China SemiLEDs will not exercise their voting rights to the detriment of our interests in other matters.

        Our right to nominate a majority of the board terminates if China SemiLEDs is listed on a stock exchange. In addition, the number of directors we can nominate declines as the percentage of the outstanding shares of China SemiLEDs that we hold declines below 41%. If our percentage ownership is diluted because China SemiLEDs issues additional common stock for any reason, including to raise capital or effect acquisitions or as a result of the issuance of options to purchase equity or direct equity grants to China SemiLEDs employees or other eligible persons, our ability to control or influence board decisions or the operation of the business could be substantially diminished or eliminated. Furthermore, under its articles of association, if a director has a connected relationship with any enterprise that is the subject of a resolution at a board meeting, such director may not vote on the matter, either directly or by proxy. As such, in the event that any matters involving us or our relationship with China SemiLEDs are brought before the board of directors of China SemiLEDs, our directors would be required to recuse themselves and such board decisions would be made by the remaining directors that are not affiliated with us.

        Although we and the other non-selling stockholders have a right of first refusal with respect to the sale by any of the other shareholders of their interests in China SemiLEDs, if we do not exercise such rights, or are unable to do so, new stockholders will become our partners in the joint venture. These new partners may have different interests, objectives and strategic plans that conflict with ours or those of the other shareholders in China SemiLEDs. In addition, no assurance can be given that existing or potential new shareholders of China SemiLEDs will not invest in a competitor or become our competitor in China or elsewhere, which could lead to significant conflicts, including the disclosure of proprietary information, and lead to contested stockholder votes and attempts by such stockholder to influence China SemiLEDs to take actions that are not favorable to us.

        Any disputes between us and the other shareholders of China SemiLEDs may lead to adverse consequences for the growth prospects of China SemiLEDs and its and our ability to further access and penetrate the China market and also may result in litigation.

China SemiLEDs may compete with us for sales in China.

        For the years ended August 31, 2009, 2010 and 2011, 47%, 35% and 22%, respectively, of our revenues were generated from sales to customers in China (including Hong Kong). Under various intellectual property agreements between us and China SemiLEDs, we transferred patents and granted licenses with respect to certain of our patents to China SemiLEDs so that it can manufacture and sell LED chips in China. As a result, both China SemiLEDs and Taiwan SemiLEDs sell substantially the same LED chips in China.

        China SemiLEDs and Taiwan SemiLEDs may from time to time compete for the same pool of existing or new customers, in particular if demand for LED products decreases or does not increase. We do not consolidate the financial results of China SemiLEDs in our consolidated financial statements but instead record 49% of the net income or loss from China SemiLEDs in our consolidated statements of operations as equity in income (losses) from unconsolidated entities. If China SemiLEDs makes significant sales to customers in China that would have otherwise been made by Taiwan SemiLEDs, our revenues could be materially and adversely affected, and if the amount we record under equity in income (losses) from unconsolidated entities for those sales does not compensate for the impact of the loss of the sale by Taiwan SemiLEDs, then our results of operations would be materially and adversely affected.

        We and China SemiLEDs do not currently have a formal policy in place to resolve sales conflicts between China SemiLEDs and Taiwan SemiLEDs. Any determination of whether orders in China should be fulfilled by China SemiLEDs or us has thus far been made on a case-by-case basis taking into consideration various criteria. Moreover, because China SemiLEDs only recently commenced production and sales of its products, we do not yet know the full nature or extent of direct sales competition that may develop between China SemiLEDs and us in terms of allocating customers between China SemiLEDs and us. In addition, we have not yet devised a mechanism to resolve conflicts relating to Mr. Doan and Dr. Tran serving as both our officers and directors and also the chairman and vice-chairman, respectively, of China SemiLEDs, or by whom such conflicts will be resolved. If the sales competition or conflicts are frequent or severe, we may be unable to resolve them in a timely or satisfactory manner. Where a business opportunity is available to both China SemiLEDs and us, we could be harmed in many ways, including if the sales competition or conflict results in:

  •
  neither China SemiLEDs nor us obtaining the business opportunity;

  •
  China SemiLEDs obtaining the opportunity instead of us;

  •
  confusion in the market because we are unable to manage the conflict and distinguish each entity;

  •
  damage to our relationship with the officers, directors and other shareholders of China SemiLEDs or us;

  •
  our officers no longer serving as directors of China SemiLEDs or as our officers or directors; or

  •
  legal action or the threat of legal action against us, China SemiLEDs or our respective officers, directors or stockholders.

We cannot assure you that we will not have significant disputes concerning the scope of our intellectual property agreements with China SemiLEDs, and the non-compete provisions between us and China SemiLEDs may constrain our ability to grow in China, both of which could have a material and adverse effect on our business, prospects, financial condition and results of operations.

        We have entered into various patent assignment and cross-license agreements with China SemiLEDs, pursuant to which we agreed to assign certain patents to China SemiLEDs and grant royalty-free, exclusive and non-transferable licenses with respect to certain other patents to China SemiLEDs for use in manufacturing LED chips in China. In return, China SemiLEDs agreed to grant us a royalty-free, transferable and exclusive license to use the assigned patents globally except in manufacturing LED wafers and chips in China. Pursuant to the cross-license agreements all future patents acquired by China SemiLEDs will be licensed to us for use in manufacturing or selling LED products globally. Under a trademark cross-license agreement, we agreed to grant China SemiLEDs a royalty-free, exclusive license to use our "SemiLEDs" trademark within China, subject to certain conditions.

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

If China SemiLEDs' management takes actions that are detrimental to us, our financial condition, results of operations, business and prospects may be materially and adversely affected.

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

        Certain local and provincial governments of the PRC have offered China SemiLEDs support in the form of incentives, including subsidies with respect to the construction of manufacturing facilities, interest rates on loans and equipment purchases, and research and development grants. For the years ended August 31, 2010 and 2011, China SemiLEDs received government subsidies for construction and equipment purchases and government grants for research and development of RMB87.8 million (approximately $12.9 million) and RMB57.9 million (approximately $9.1 million), respectively. There can be no assurance that such local and provincial governments will not significantly reduce or even eliminate some or all of these government incentives or subsidies. In addition, such incentives and subsidies, which were approved and provided by local and provincial government authorities, may be in contravention of PRC national written rules and regulations and therefore, such incentives and subsidies may be challenged by the PRC national government.

Risks Relating to Our Holding Company Structure

Our ability to receive dividends and other payments from Taiwan SemiLEDs and China SemiLEDs may be restricted by commercial and legal restrictions, which may materially and adversely affect our ability to grow, fund investments, make acquisitions, pay dividends and otherwise fund and conduct our business.

        We are a holding company. Our two material assets are our ownership interest in Taiwan SemiLEDs and our joint venture interest in China SemiLEDs.

        Dividends and interest on intercompany loans we receive from our subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law. The ability of our subsidiaries in Taiwan to pay dividends, repay intercompany loans from us or make other distributions to us is restricted by, among other things, the availability of funds, the terms of various credit arrangements entered into by our subsidiaries, as well as statutory and other legal restrictions. In addition, although there are currently no foreign exchange control regulations that restrict the ability of our subsidiaries located in Taiwan to distribute dividends to us, we cannot assure you that the relevant regulations will not be changed and that the ability of our subsidiaries to distribute dividends to us will not be restricted in the future. A Taiwan company is generally not permitted to distribute dividends or to make any other distributions to stockholders for any year in which it did not have either earnings or retained earnings (excluding reserves). In addition, before distributing a dividend to stockholders following the end of a fiscal year, the company must recover any past losses, pay all outstanding taxes and set aside 10% of its annual net income (less prior years' losses and outstanding taxes) as a legal reserve until the accumulated legal reserve equals its paid-in capital, and may set aside a special reserve.

        We expect that a substantial portion of our LED chips business in China will be conducted through China SemiLEDs. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. PRC subsidiaries are generally required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of their respective registered capital, which is approximately RMB102.4 million (approximately $16.2 million) for China SemiLEDs. Statutory reserves are not distributable as loans, advances or cash dividends. China SemiLEDs recently commenced production; however, it is in the early stages of business development and selling products in China. We expect that it will incur losses for the near term.

        In addition, any dividends paid by China SemiLEDs (after deduction of the necessary reserve fund and enterprise income tax at the rate of 25%) require the approval of the affirmative vote of the shareholders of China SemiLEDs, which may not be given. The remittance of such dividends outside of China must comply with the procedures required by the relevant PRC laws relating to foreign exchange. Under the Enterprise Income Tax Law of the PRC, or the EIT Law and its implementation regulations, both of which became effective on January 1, 2008, we will be subject to a withholding tax rate of 10% for any dividends paid by China SemiLEDs to us if we are deemed a non-PRC tax resident.

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

The rights of stockholders may be limited as we conduct a substantial portion of our operations in Taiwan and in China, and a substantial portion of our assets and a majority of our directors and officers reside outside the United States.

        Although we are incorporated in Delaware, substantially all of our operations are conducted in Taiwan through Taiwan SemiLEDs and its subsidiaries and in China through China SemiLEDs. As such, substantially all of our assets are located in Taiwan or the PRC. In addition, a majority of our directors and officers reside outside the United States, and a substantial portion of the assets of those persons are located outside of the United States. Therefore, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under applicable securities laws or otherwise. Even if you are successful in bringing an action, the laws of Taiwan and China may render you unable to enforce a United States judgment against our assets or the assets of our directors and officers.

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

        Most of our operations, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the years ended August 31, 2009, 2010 and 2011, 79%, 76% and 68%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our operations in China expose us to certain inherent legal and other risks that could adversely affect our business.

        As a Delaware corporation, we are subject to laws and regulations applicable to foreign companies operating in China in general and specifically to the laws and regulations applicable to foreign invested joint stock companies. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investments in China. The PRC legal system continues to rapidly evolve and the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. For example, China SemiLEDs must obtain relevant permits (including land use permits), licenses and approvals necessary for the completion of its factory, to purchase equipment and to commence operations and sales. Although we believe that China SemiLEDs and Shenzhen SemiLEDs as well as any future operating subsidiaries in China have obtained or will obtain such permits, licenses and approvals, no assurance can be given that they will be able to do so or that if obtained that such permits, licenses or approvals will be adequate or that they will not be revoked or cancelled in the future. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we have either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we have. These uncertainties may impede our ability to enforce the contracts we have entered into with our business partners, customers and suppliers.

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

        Future litigation could result in substantial costs and diversion of our management's attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China's legal system and potential difficulties enforcing a court judgment in China, we may be unable to halt the unauthorized use of our intellectual property through litigation, which could adversely affect our competitive position, our ability to attract customers, and our results of operations.

New labor laws in China may adversely affect China SemiLEDs' results of operations, our results of operations, or those of our customers.

        On June 29, 2007, the PRC legislative promulgated the Labor Contract Law of the PRC, or the Labor Contract Law, which became effective on January 1, 2008. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer's decision to reduce its workforce. If an employer intends to terminate an employee or not to renew an employment contract upon its expiration, the employer is obligated to pay severance calculated based on the service years and monthly salary of such employee (except for certain special circumstances expressly provided for under the PRC laws and the employer's internal rules made in accordance with the PRC laws). Furthermore, only under certain circumstances expressly provided for under the Labor Contract Law and the employer's internal rules made in accordance with the PRC laws, can the employer terminate the employment contract. In the event that China SemiLEDs or Shenzhen SemiLEDs or any of our future operating subsidiaries in China would decide to significantly change or decrease its workforce, the Labor Contract Law could adversely affect their ability to enact such changes in a manner that is most advantageous to their respective business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

China SemiLEDs and any of our China operations may face labor shortages, strikes and other disturbances.

        In recent years, certain regions of China have been experiencing a labor shortage as migrant workers and middle-level management seek better wages and working conditions elsewhere. This trend of labor shortages is expected to continue and will likely result in increasing wages as companies seek to keep their existing work forces. In addition, substantial competition in China for qualified and capable personnel, particularly experienced engineers and technical personnel, may make it difficult for China SemiLEDs and Shenzhen SemiLEDs or any of our future operating subsidiaries in China to recruit and retain qualified employees at their respective China facilities, which would adversely affect their profitability as well as our reported net income.

        Furthermore, certain foreign owned enterprises in southern China, in particular in Foshan and Zhongshan in Guangdong Province have recently witnessed significant labor disturbances, including prolonged strikes and work stoppages. No assurance can be given that China SemiLEDs, which is also located in Foshan, Guangdong Province, and Shenzhen SemiLEDs or any of our future operating subsidiaries in China, or any of our customers in China will not experience similar labor disturbances related to working conditions, wages or other reasons. Any labor shortages, strikes and other disturbances may adversely affect future operating results of China SemiLEDs or Shenzhen SemiLEDs or any of our future operating subsidiaries in China and result in negative publicity and reputational harm.

Strained relations between the PRC and Taiwan could negatively affect our business and the market price of our common stock.

        Taiwan has a unique international political status. Since 1949, Taiwan and the PRC have been separately governed. The PRC government claims that it is the sole government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, the PRC government has refused to renounce the possibility that it may at some point use force to gain control over Taiwan. Furthermore, the PRC government adopted an anti-secession law relating to Taiwan. Relations between Taiwan and the PRC governments have been strained in recent years for a variety of reasons, including the PRC government's position on the "One China" policy and tensions concerning arms sales to Taiwan by the United States government. Any tension between the Taiwan government and the PRC government, or between the United States and China, could materially and adversely affect the market prices of our common stock.

If the U.S. dollar or other currencies in which our sales, raw materials, component purchases and capital expenditures are denominated fluctuate significantly against the New Taiwan, or NT, dollar, the Japanese Yen and other currencies, our profitability may be seriously affected.

        We have significant foreign currency exposure, and are primarily affected by fluctuations in exchange rates among the U.S. dollar, the NT dollar, the Japanese Yen and other currencies. A portion of our revenues and expenses are denominated in currencies other than NT dollars, primarily U.S. dollars and to a lesser extent the Japanese Yen. We do not hedge our net foreign exchange positions through the use of forward exchange contracts or otherwise and as a result we are affected by fluctuations in exchange rates among the U.S. dollar, the NT dollar, the Japanese Yen and other currencies. Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations.

The PRC government's control of currency conversion and changes in the exchange rate between the Renminbi and other currencies could negatively affect our financial condition and our ability to pay dividends.

        The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 47%, 35% and 22% of our total revenue for the years ended August 31, 2009, 2010 and 2011, respectively. In addition, China SemiLEDs recently commenced production at its Foshan manufacturing facilities. Since substantially all of China SemiLEDs' cash flow from operations is expected to be denominated and settled in Renminbi, any existing and future restrictions on currency exchange may limit China SemiLEDs' ability to purchase goods and services outside of China or otherwise fund its business activities that are conducted in foreign currencies.

If the PRC government determines that China SemiLEDs failed to obtain requisite PRC governmental approvals for, or register with the PRC government, China SemiLEDs' current and past import and export of technologies, China SemiLEDs could be subject to sanctions.

        The PRC government imposes controls on technology import and export. The term "technology import and export" is broadly defined to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by, or registration with, the relevant PRC governmental authorities. We have transferred and licensed certain of our technologies to China SemiLEDs, which transfers and licenses may constitute technology import under PRC laws. China SemiLEDs has also licensed and will continue to license certain technologies to us, which licenses constitute technology export under PRC laws. In addition, China SemiLEDs may enter into licenses with other third parties outside of China for certain technologies, which licenses would also constitute the import or export of technology under PRC laws. China SemiLEDs has not obtained the approval of, or completed the applicable registration with, the relevant PRC governmental authorities for some of its import and export of these technologies.

        If China SemiLEDs is found to be, or has been, in violation of PRC laws or regulations concerning the import or export of technologies, the relevant regulatory authorities have broad discretion in dealing with such violation, including, but not limited to, issuing a warning, levying fines, restricting China SemiLEDs from remitting royalties or any other fees, if any, relating to these technologies outside of China, confiscating China SemiLEDs' earnings generated from the import or export of such technology or even restricting its future export and import of any technology. If the PRC government determines that China SemiLEDs' past import and export of technology were inconsistent with, or insufficient for, the proper operation of its business, it could be subject to similar sanctions. Any of these or similar sanctions could cause significant disruption to China SemiLEDs' business operations or render it unable to conduct a substantial portion of its business operations and may adversely affect its business and result of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

        We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, may not be subject to these prohibitions, and therefore may have a competitive advantage. In the past, there have been instances of corruption, extortion, bribery, pay-offs, theft and other fraudulent practices in Taiwan and China, as well as other Asian countries. We cannot assure that our employees or other agents will not engage in such conduct and render us responsible under the FCPA. If our employees or other agents are found to have engaged in corrupt or fraudulent business practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Owning Our Common Stock

Our stock price has been and may continue to be volatile and you may be unable to resell shares of our common stock at or above the price you paid.

        The trading price of our common stock has been and may continue to be subject to broad fluctuations. The market price of shares of our common stock could be subject to wide fluctuations in response to various risk factors listed in this section and others beyond our control, including:

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

  •
  general economic and market conditions.

        Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

Future sales of shares of our common stock by existing stockholders could cause our stock price to fall.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

        As of November 10, 2011, 27.3 million shares of common stock were issued and outstanding. The lock-up agreements with directors and officers, and holders of substantially all of our outstanding equity securities expired in June 2011. In addition, the holders of more than a majority of shares of our common stock are entitled to cause us to register the sale of those shares under the Securities Act. As of the date hereof, we have not received any such request to register shares. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of such registration. Such shares may also be sold subject to compliance with the requirements of Rule 144 of the Securities Act. In December of 2010, we also filed a registration statement on Form S-8 under the Securities Act to register approximately 3.2 million shares for issuance pursuant to options or other rights to purchase common stock under our equity incentive plans. These shares can be freely sold in the public market upon issuance and once vested, subject to the applicable plan and/or the agreements entered into with holders of options or other rights to purchase common stock in connection with the issuance of such options or other rights to purchase common stock.

Our directors, executive officers and principal stockholders have substantial control over us and will be able to influence corporate matters.

        As of November 10, 2011, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, more than a majority of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

  •
  limiting stockholders' ability to influence corporate matters;

  •
  delaying, deferring or preventing a change in corporate control;

  •
  impeding a merger, consolidation, takeover or other business combination involving us; or

  •
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

        There can be no assurance that our interests will not conflict with those of these stockholders, who may also take actions that are not in line, or may conflict, with our other stockholders' best interests.

We may seek additional capital that may result in stockholder dilution.

        We may require additional capital due to changed business conditions or other future developments. If our current sources of capital are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain bank loans and credit facilities. The sale of convertible debt securities or additional equity securities could result in dilution to our stockholders. The incurrence of further indebtedness, whether in the form of public debt or bonds or bank financing, would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

        Our ability to obtain external financing is subject to a number of uncertainties, including:

  •
  our future financial condition, results of operations and cash flows and the trading price of our common stock;

  •
  the state of global credit markets and our creditworthiness;

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

        We have never declared or paid any cash dividends on our common stock or convertible preferred stock and do not intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or maintain the price at which our stockholders purchased their shares.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We own a five-story building located in Hsinchu Science Park, Taiwan. We occupy approximately 115,400 square feet of the building and we leased approximately 50,100 square feet of the building to a third party tenant. Approximately 51% of our occupied space in the building is devoted to our manufacturing operations. We lease the land on which the building is situated from the Science Park Administration in Hsinchu.

        We also lease a total of approximately 54,100 square feet of a building in Sinwu, Taoyuan County, Taiwan, of which approximately 75% is devoted to our manufacturing operations.

        Ning Xiang leases a total of approximately 20,800 square feet of manufacturing facilities and office space in Luzhu, Taoyuan County, Taiwan, of which approximately 63% is devoted to manufacturing operations.

        We also lease a total of approximately 2,100 square feet of office spaces in Chu-Nan, Taiwan and Shenzhen, China for research and development and sales and support functions.

        We believe that our facilities are adequate to meet our current corporate and manufacturing needs and that additional space would be available on commercially reasonable terms to facilitate any future expansion plans.

        In addition, China SemiLEDs commenced production this year at its Foshan manufacturing facilities, which are located in Foshan City, Guangdong Province, China, and occupy a plot of land with an area of approximately 712,000 square feet and a floor area of approximately 378,000 square feet. The right to occupy and use these facilities terminates in February 2060.

Item 3.    Legal Proceedings

        On October 14, 2010, Cree, our competitor and a major manufacturer of LED products, filed a complaint against us and Helios Crew, our wholly owned subsidiary, with the United States District Court of Delaware, alleging that we and Helios Crew have infringed certain of their patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys' fees. We and Helios Crew filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges we have infringed. On March 22, 2011, the court granted Cree's motion to amend and the second amended complaint was placed on file. Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of our Company, Taiwan SemiLEDs, as a defendant. The third amended complaint similarly alleges that we have infringed certain of Cree's patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys' fees. We answered the third amended complaint on May 16, 2011, denying all allegations of infringement. We believe we have meritorious defenses and intend to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, we may be barred from importing or selling our products into the United States and may be subject to damages and penalties. Moreover, Cree has an extensive patent portfolio and we cannot assure you that Cree will not assert additional claims of infringement of its other patents. We believe that, as our visibility within the LED market increases as a result of our initial public offering, the risk that additional infringement claims, with or without merit, will be asserted against us will increase. On August 15, 2011, we and Taiwan SemiLEDs filed a complaint against Cree in the United States District Court of Delaware seeking injunctive relief, damages, pre- and post-judgment interest, costs, expenses and attorneys' fees for infringing a number of our patents. On October 11, 2011, Cree filed an answer and counterclaims to our complaint, denying all allegations of infringement, alleging that we and Taiwan SemiLEDs have infringed certain of its patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys' fees. We and Taiwan SemiLEDs filed our answer to Cree's counterclaims on November 4, 2011.

Item 4.    Removed and Reserved

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information for our Common Stock

        Our common stock has been traded on the NASDAQ Global Select Market under the symbol "LEDS" since December 8, 2010. Our initial public offering was priced at $17.00 per share on December 8, 2010. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ:

Fiscal Year 2011	High	Low
Second Quarter (December 8, 2010 - February 28, 2011)	$32.12	$15.35
Third Quarter (March - May 2011)	$16.75	$8.25
Fourth Quarter (June - August 2011)	$8.54	$4.16

        There were 74 holders of record of our common stock as of November 10, 2011.

Stock Performance Graph and Cumulative Total Return

        The following graph shows a comparison from December 8, 2010 through August 31, 2011 of the cumulative total return on our common stock, the NASDAQ Composite Index and a peer group consisting of companies selected from the same Standard Industrial Classification (SIC) Code as us, SIC Code 3674 ("Semiconductors and Related Devices"). The peer group index consists of 151 companies that have a majority of revenues generated from the production and distribution of semiconductors used in electronic components selected by a third-party independent service provider using its proprietary methodology. The peer group index is weighted by market capitalization. The graph and table assume that $100 was invested on December 8, 2010 in our common stock, the NASDAQ Composite Index and the peer group index from SIC Code 3674 with the reinvestment of all dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	12/8/10	12/31/10	1/31/11	2/28/11	3/31/11	4/30/11	5/31/11	6/30/11	7/31/11	8/31/11
SemiLEDs Corporation	$100.00	$112.77	$70.19	$60.75	$60.60	$44.14	$32.57	$25.04	$21.04	$19.91
NASDAQ Composite	100.00	101.74	103.58	106.85	106.87	110.47	109.13	106.83	106.21	99.54
Peer group from SIC Code 3674	100.00	99.31	99.68	99.99	96.13	95.55	90.46	84.07	74.15	66.14

        The performance graph and related information shall not be deemed to be soliciting material or to be "filed" with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Dividend Policy

        We have never declared or paid, and do not have any present plan to declare or pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, general business conditions, contractual restrictions, capital requirements, business prospects, restrictions on the payment of dividends under Delaware law and any other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

        None.

Use of Proceeds from Initial Public Offering

        On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through August 31, 2011, we used $13.2 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We also used $2.3 million to acquire and invest in other businesses, and $3.0 million for working capital and other general corporate purposes.

        There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of fiscal 2011.

Item 6.    Selected Financial Data

        The following selected consolidated statement of operations data for the years ended August 31, 2009, 2010 and 2011 and the selected consolidated balance sheet data as of August 31, 2010 and 2011 have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The following selected consolidated statement of operations data for the years ended August 31, 2007 and 2008 and the selected consolidated balance sheet data as of August 31, 2007, 2008 and 2009 have been derived from our audited consolidated financial statements not included herein. Our historical results of operations for the years presented are not necessarily indicative of results to be expected for any future periods.

	Years Ended August 31,
	2007	2008	2009	2010	2011
	(in thousands, except for per share data)
Selected Consolidated Statement of Operations Data:
Revenues, net	$6,860	$14,749	$11,551	$35,763	$33,902
Cost of revenues(1)(2)	4,484	11,681	11,019	19,640	29,434
Gross profit	2,376	3,068	532	16,123	4,468
Research and development(1)	902	1,935	2,452	1,726	4,556
Selling, general and administrative(1)(3)	1,704	2,320	2,568	3,228	11,642
Income (loss) from operations	(230)	(1,187)	(4,488)	11,169	(11,730)
Equity in losses from unconsolidated entities, net(4)	—	—	—	(313)	(3,126)
Income (loss) before income taxes	101	(814)	(3,693)	11,095	(15,413)
Income tax expense	—	—	—	267	725
Net income (loss)	101	(814)	(3,693)	10,828	(16,138)
Net loss attributable to noncontrolling interests	—	—	—	—	(34)
Net income (loss) attributable to SemiLEDs stockholders	$101	$(814)	$(3,693)	$10,828	$(16,104)
Net income (loss) attributable to SemiLEDs common stockholders:
Basic	$—	$(814)	$(3,693)	$1,824	$(19,174)

Diluted	$—	$(814)	$(3,693)	$1,902	$(19,174)

Net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	$0.00	$(0.15)	$(0.56)	$0.26	$(0.88)

Diluted	$0.00	$(0.15)	$(0.56)	$0.24	$(0.88)

Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	4,096	5,395	6,600	7,090	21,887

Diluted	4,646	5,395	6,600	7,723	21,887

	As of August 31,
	2007	2008	2009	2010	2011
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,960	$11,120	$13,715	$13,520	$83,619
Working capital(5)	6,761	16,944	20,836	25,923	93,029
Property, plant and equipment, net	21,691	21,151	24,678	31,929	51,804
Investments in unconsolidated entities	414	714	714	15,961	15,579
Total assets	31,882	43,740	50,801	83,906	178,326
Long-term debt, excluding current installments(6)	—	—	2,995	3,786	6,105
Total SemiLEDs stockholders' equity	$29,159	$39,492	$43,997	$71,199	$156,378

(1)
Stock-based compensation expenses are included in our cost of revenues, research and development expenses and selling, general and administrative expenses as follows (in thousands):

	Years Ended August 31,
	2007	2008	2009	2010	2011
Stock-based compensation expenses included in:
Cost of revenues	$—	$—	$—	$52	$523
Research and development	—	—	—	33	184
Selling, general and administrative	3	8	16	162	1,078

Total stock-based compensation expenses	$3	$8	$16	$247	$1,785

(2)
Includes provisions for inventory write-downs of $609 thousand, $100 thousand, $815 thousand, $40 thousand and $5,793 thousand for the years ended August 31, 2007, 2008, 2009, 2010 and 2011, respectively.

(3)
Includes provisions for bad debts of $0, $92 thousand, $24 thousand, $100 thousand and $1,196 thousand for the years ended August 31, 2007, 2008, 2009, 2010 and 2011, respectively.

(4)
Includes our proportionate share of loss from our unconsolidated joint ventures, including China SemiLEDs.

(5)
Working capital represents current assets less current liabilities.

(6)
Long-term debt includes long-term notes with a maturity of greater than 12 months.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the audited consolidated financial statements and the notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors contained in Part I, Item 1A of this Annual Report on Form 10-K, and other information provided from time to time in our other filings with the SEC.

Overview

        We develop, manufacture and sell LED chips and LED components that we believe are among the industry leading LED products on both a lumens per watt and cost per lumen basis. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting.

        We sell blue, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in Asia, in particular China and Taiwan, as well as in Russia and North America. Utilizing our patented and proprietary technology, our manufacturing process begins by growing upon the surface of a sapphire wafer, or substrate, several very thin separate semiconductive crystalline layers of gallium nitride, or GaN, a process known as epitaxial growth, on top of which a mirror-like reflective silver layer is then deposited. After the subsequent addition of a copper alloy layer and finally the removal of the sapphire substrate, we further process this multiple-layered material to create individual LED chips.

        We produce a wide variety of LED chips, currently ranging from chip sizes of 380µm by 380µm to 1520µm by 1520µm, which are capable of providing over 100 lumens per watt when properly packaged as cool white emitters. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. In addition, we package our LED chips into LED components, which we sell to distributors and end-customers in selected markets, such as China, Taiwan and Russia.

        We are a holding company for various wholly owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where substantially all of our assets are held and located, substantially all of our employees are employed and located, and where substantially all of our research and development and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in SBDI which we acquired on April 1, 2010 and now sells our LED components. We also sell our LED components through the Taiwan branch office of Helios Crew. In August 2011, we acquired a 51% interest in Ning Xiang, which is engaged in the design, manufacture and sales of lighting fixtures and systems. In September 2011, we organized a wholly owned indirect subsidiary, Shenzhen SemiLEDs, which is based in Shenzhen, China, to conduct sales and to provide sales and support services to our customers in China.

        We have a 49% interest in China SemiLEDs, a joint venture in China. China SemiLEDs has substantially completed the construction of its manufacturing facilities, purchased equipment and installed LED chip manufacturing lines, hired technical and managerial personnel, and installed financial and administrative equipment and software. China SemiLEDs recently commenced production; however, it is in the early stages of business development and selling products in China. In addition, we own a 50% interest in SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. SILQ began operating in June 2010 but has not had any substantial business or operations to date. We expect that both businesses will incur losses for the near term. In addition, we had earlier determined to establish a joint venture with a customer, in which we held a 49% interest. However, we determined to dissolve the joint venture when it did not receive approval from the Hsinchu Science Park Administration of its application for entry into the Hsinchu Science Park.

        Although we have a majority voting interest at the board of directors level in China SemiLEDs, the other shareholders have significant participating rights. Consequently our 49% equity ownership interest in China SemiLEDs is accounted for as an equity method investment and as such is not consolidated for financial reporting purposes. If the fair value of our investment in China SemiLEDs declines below the carrying amount, and the decline is determined to be other-than-temporary, the investment will be written down to fair value. We recognize our proportionate share (based on our percentage ownership) of the net income or loss, as the case may be, from China SemiLEDs under equity in income or losses from unconsolidated entities in our consolidated statements of operations, which include, in addition to the income or loss attributable to China SemiLEDs, our proportionate share of the income or loss from our other joint ventures.

China SemiLEDs

        We expect that a substantial portion of our LED chips business in China will be conducted through China SemiLEDs and that our results of operations will be significantly impacted by the performance of China SemiLEDs as it begins to manufacture and sell products, and begins to pursue customers. We expect that China SemiLEDs will manufacture LED chips for sale to packagers and distributors, which we expect will include shareholders of China SemiLEDs. We expect that the end users of China SemiLEDs' LED products will include government entities, such as cities and provinces who will use its LED products for installation in street lighting and signage applications and to a lesser extent include businesses for use in commercial applications, such as lighting for warehouses and commercial buildings.

        As China SemiLEDs' business grows, depending on the materiality of China SemiLEDs' business as compared to our business, we expect that we will have to report the financial performance of China SemiLEDs, to varying degrees, in the periodic and annual reports that we file with the SEC. In certain circumstances, we may be required to include the financial statements of China SemiLEDs in their entirety in our reports.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

        The following are key factors that we believe affect our financial condition, results of operations and business:

  •
  General economic conditions and geographic concentration.  The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the global financial markets moderated thereafter, the global recession and disruption of the financial markets has led to concerns over the solvency of certain European Union member states. In addition, on August 5, 2011, Standard & Poor's downgraded the U.S. credit rating to AA+ from its top rank of AAA, which had a material adverse effect on the financial markets throughout the world. Continued concerns over European Union member solvency, further credit-rating agency downgrades of the U.S. or other countries and failures by the U.S. or other important markets to sustain economic recovery could have a significant impact on the LED industry and our financial results. When the global economy slows or a financial crisis occurs, consumer and government confidence declines and government spending programs decrease, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Moreover, because our sales have been concentrated in a few select markets, including China and Taiwan, our financial results will be impacted by general economic and political conditions in such markets.

  •
  Industry growth and demand for products and applications using LED chips.  The overall adoption of LED lighting devices to replace traditional lighting sources are expected to influence the growth and demand for LED chips and impact our financial performance. As a substantial portion of our LED chips and LED components are used by end-users in general lighting applications, the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips and LED components. Growth in demand for lighting products will also affect the results of Ning Xiang.

  •
  Average selling price of our products.  Our financial performance is affected by the average selling price of our LED chips and, to a lesser extent, the average selling price of our LED components. The price that we charge to our customers is subject to a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, the size of the order and our relationship with the relevant customer as well as general market and economic conditions. Average selling prices are also impacted to a significant extent by the stage of our products' life-cycle, with average selling prices being higher early in the life-cycle of a product and prices decreasing over time as products age and new products with higher efficacies are introduced. Some of our competitors have also in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. Our ability to continue to innovate by introducing higher efficacy LED chips at lower costs will have a material influence on our ability to maintain or increase the product margins of our LED chips and LED components.

  •
  Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4" wafers, which we believe should lower our production costs. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially to support our growth.

  •
  Intellectual property issues.  Competitors of ours and other third parties have in the past and will likely from time to time in the future allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. Third parties may also assert infringement claims against our customers with respect to our products, or our customers' products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers' continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations.

  •
  Our ability to achieve consistently high manufacturing yields.  We measure our manufacturing yield per wafer by the number of saleable LED chips produced, compared to the theoretical maximum number of LED chips that can be produced on such wafer. It is critical for us to achieve high manufacturing yields in order to improve our margins. We expect to have to continually attain higher yields from our existing wafer sizes and develop new technologies that allow us to efficiently migrate to larger wafer sizes.

  •
  Our ability to realize our strategic initiatives, including through China SemiLEDs.  Our success in China will substantially depend on our ability to execute our strategies through China SemiLEDs, including the commencement of commercial production lines on a timely and cost efficient basis. In addition, our ability to execute our strategies in China will depend on our continued good working relationship with the other shareholders of China SemiLEDs, who are all PRC entities, and who collectively own 51% of China SemiLEDs. The success of China SemiLEDs will also be driven by the factors listed above that influence our own results.

Components of Consolidated Statements of Operations

  Revenues, net

        A majority of our revenues is derived from the sale of our LED chips, our core product, and an increasing percentage of our revenues is generated from the sale of LED components. Revenues for our LED chips represented 78%, 77% and 58% for the years ended August 31, 2009, 2010 and 2011, respectively. Revenues attributable to the sale of our LED components represented 20%, 21% and 32% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively.

        Our revenues and the percentage of total revenues by products for the years ended August 31, 2009, 2010 and 2011 are as follows:

	Years Ended August 31,
	2009		2010		2011
	(in thousands)
Revenues, net:
LED chips	$8,960	78%	$27,579	77%	$19,712	58%
LED components	2,328	20%	7,621	21%	10,733	32%
Other(1)	263	2%	563	2%	3,457	10%

Total	$11,551	100%	$35,763	100%	$33,902	100%

(1)
Other includes revenues attributable to the sale of general lighting products for use in residential homes and office buildings, the sale of epitaxial wafers, scraps and raw materials, and the provision of services.

        Our revenues are affected by sales volumes of our LED chips and LED components and our average selling prices for such products. Average selling prices for LED components are higher than for LED chips and therefore our total revenues are also affected by our product mix.

        We recognize revenue on sales of our products when persuasive evidence of an arrangement exists, the price is fixed or determinable, ownership and risk of loss has transferred and collection of the sales proceeds is probable. We obtain written purchase authorizations from our customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. We typically consider delivery to have occurred at the time of shipment, unless otherwise agreed in the applicable sales terms, as this is generally when title and risk of loss for the product passes to the customer.

        Our larger customers typically provide us with non-binding rolling forecasts of their requirements for the coming two to three months; however, recent global economic recession has led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. Our customers may increase, decrease, cancel or delay purchase orders already in place, with no material consequences to the customer. As a result, we may face increased inventories and our backlog may decline as a result of any economic downturn or material change in market conditions or economic outlook. We price our products in accordance with prevailing market conditions, taking into account the technical specifications of the product being sold, the order volume, the strength and history of our relationship with the customer, our inventory levels and our capacity utilization.

        Our customers for LED chips consist of both packagers and distributors who sell our LED chips to their packaging customers. Packagers in turn sell their packaged LED components to end-users of lighting devices. Our customers for LED components consist primarily of distributors. Distributors accounted for 55%, 39% and 34% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively. Our revenues attributable to our ten largest customers accounted for 57%, 61% and 54% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively.

        Our revenues are concentrated to sales to customers in certain countries in Asia, in particular, China and Taiwan. Our revenues attributable to customers in China (including Hong Kong) and Taiwan represented 79%, 76% and 68%, respectively, of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively. We expect that our revenues will continue to be concentrated to sales in these jurisdictions for the foreseeable future.

        Our revenues by geographic region are based on the billing addresses of our customers. The following table sets forth our revenues by geographic region and the percentage of total revenues represented by each geographic region for the periods indicated:

	Years Ended August 31,
	2009		2010		2011
	(in thousands)
Revenues, net:
Taiwan	$3,671	32%	$14,750	41%	$15,563	46%
China, including Hong Kong	5,457	47%	12,396	35%	7,438	22%
Russia	66	0%	3,486	10%	4,549	13%
United States	771	7%	1,392	4%	2,569	8%
Korea	539	5%	1,215	3%	202	1%
Others	1,047	9%	2,524	7%	3,581	10%

Total	$11,551	100%	$35,763	100%	$33,902	100%

        Our revenues are presented net of estimated sales returns and discounts. We estimate sales returns and discounts based on our historical discounts and return rates and our assessment of future conditions.

  Cost of Revenues

        Our cost of revenues consists primarily of cost of materials, depreciation expenses, manufacturing overhead costs, direct labor costs and utilities cost, all related to the manufacture of our LED chips and LED components. Materials include raw materials that are used in the manufacturing of our products, other materials such as gases and chemicals and consumables. Because our products are manufactured based on customers' orders and specifications and we purchase materials and supplies to support such orders, we generally purchase our materials at spot prices in the marketplace and do not maintain long-term supply contracts. We purchase materials from several suppliers. Our procurement policy is to select only a small number of qualified vendors who demonstrate quality of materials and reliability on delivery time. We are subject to variations in the cost of our materials and consumables from period to period. Moreover, because we consume a significant amount of electricity in our manufacturing process, any fluctuations in electricity costs will have an impact on our cost of revenues.

        Direct labor costs consist of salary (including stock-based compensation), bonus, training, retirement and other costs related to our employees engaged in the manufacture of our products. Manufacturing overhead costs consist primarily of salaries, bonuses and other benefits (including stock-based compensation expenses) for our administrative personnel allocated to manufacturing functions, repairs and maintenance costs for equipment and machinery maintenance costs and lease expenses.

  Operating Expenses

        Our operating expenses include research and development expenses and selling, general and administrative expenses. The components of our operating expenses and percentage of such expenses as a percentage of total operating expenses for the years ended August 31, 2009, 2010 and 2011 comprised the following:

	Years Ended August 31,
	2009		2010		2011
	(in thousands)
Operating Expenses:
Research and development	$2,452	49%	$1,726	35%	4,556	28%
Selling, general and administrative	2,568	51%	3,228	65%	11,642	72%

Total	$5,020	100%	$4,954	100%	$16,198	100%

        Research and development.    Our research and development expenses, which are expensed as incurred, consist primarily of expenses related to employee salaries, bonuses and other benefits (including stock-based compensation expenses) for our research and development personnel, engineering charges related to product design, purchases of materials and supplies, repairs and maintenance and depreciation related expenses. We expect our research and development expenses to increase as we hire additional personnel and devote more resources to research and development to improve our technologies and manufacturing processes and to reduce manufacturing costs.

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries, bonuses and other benefits (including stock-based compensation expenses) for our administrative, sales and marketing personnel, expenses for professional services, which include fees and expenses for accounting, legal, tax and valuation services, marketing related travel, lease expenses, entertainment expenses, allowance for doubtful accounts and general office related expenses.

        We expect our selling, general and administrative expenses to continue to increase as we increase our sales and marketing efforts in line with the expansion of our business and product offerings and as we hire additional staff and engage legal, accounting and other professional service providers to meet our public company reporting and corporate governance requirements.

  Other Income (Expense)

        Equity in losses from unconsolidated entities, net.    Loss from unconsolidated entities consists of our portion of the loss of China SemiLEDs, SILQ and SS Optoelectronics. These entities are accounted for using the equity method of accounting, and as such, we recognize our portion of the net income or loss from such entities in our consolidated statements of operations. We report our investment in such entities as investments in unconsolidated entities on our consolidated balance sheets and such investment amounts are initially stated at cost, and subsequently adjusted for our portion of equity in undistributed earnings or losses. If the value of our investment in such entities declines, and the decline is determined to be other-than-temporary, the investment will be written down to fair value.

        Interest income (expense), net.    Interest income (expense), net consists of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents which are on deposit with commercial banks in the United States and Taiwan. We had $13.5 million and $83.6 million in cash and cash equivalents as of August 31, 2010 and 2011, respectively.

        Interest expense consists primarily of interest on our long-term borrowings and short-term lines of credit with certain banks in Taiwan. We had $4.5 million and $7.1 million of long-term debt, including the current portion of such long-term debt as of August 31, 2010 and August 31, 2011, respectively. We also had drawn down $1.0 million from our short-term credit facilities as of August 31, 2010 and 2011.

        Other income, net.    We did not have any other income or loss for the year ended August 31, 2009. We had other income, net of $0.3 million for the year ended August 31, 2010, which was attributable to a gain from a bargain purchase that arose from the acquisition of SBDI in April 2010, as the consideration paid for the acquisition was less than the fair value of the assets acquired at the time of our acquisition. We also had other income, net of $0.1 million for the year ended August 31, 2011, which was attributable to rental income from the lease back of second floor of our Hsinchu building to the original owner, net of related depreciation charge, and income recognized from the assignment of 13 patents to China SemiLEDs, which has been deferred and recognized over the life of the assigned patents.

        Foreign currency transaction gain (loss).    The functional currency for certain of our consolidated and majority-owned subsidiaries, including Taiwan SemiLEDs, SBDI, the Taiwan branch office of Helios Crew and Ning Xiang, is the NT dollar. Gains or losses on foreign currency transactions are recognized in our consolidated statement of operations as foreign currency transaction gains (losses). Certain purchase contracts for materials, supplies and equipment entered into by these subsidiaries are denominated in currencies other than NT dollars, mainly in U.S. dollars and to a lesser extent Japanese Yen. For our customers outside of Taiwan, these subsidiaries quote prices for our products and bill our customers in U.S. dollars, and record revenues and accounts receivable in NT dollars for such orders at the time of such sale based on our revenue recognition policies. Most of our sales to customers and purchases are on credit. Any changes in the exchange rates between the NT dollar, U.S. dollar, Japanese Yen and other currencies will result in our recognizing foreign currency transaction gains or losses, as the case may be, depending on the movement of the foreign exchange rates from the time when we record revenues and purchases, to the time we receive and make payment. We also have foreign currency transaction gains or losses from time deposits held in currencies other than the functional currency of the subsidiary that holds such deposits.

  Provision for Income Taxes

        United States tax treatment.    We and our subsidiary, Helios Crew, are United States corporations and are therefore required to file federal income tax returns with the Internal Revenue Service as well as with certain applicable state tax authorities. As our operations in the United States have been minimal, we have not to date recorded nor paid any federal or state corporate income tax.

        We have investments in controlled foreign corporations and affiliates, which under Subpart F of the United States Internal Revenue Code, or Subpart F, may under certain circumstances subject our investments in controlled foreign corporations and affiliates to taxation in the United States. Subpart F provides that United States corporations may be required to include in their income certain undistributed earnings of the foreign corporations and affiliates as though such earnings had been distributed currently. Subpart F applies only to United States shareholders (such as us) who hold an interest in a foreign corporation and affiliates that meet the definition of a "controlled foreign corporation." Under Section 957(a) of the United States Internal Revenue Code, a "controlled foreign corporation" means any foreign corporation if more than 50% of either (i) the total combined voting power of all classes of stock of such corporation entitled to vote, or (ii) the total value of the stock of such corporation, is owned by "United States Shareholders" on any day during the foreign corporation's taxable year.

        Subpart F does not apply, however, to the income of a controlled foreign corporation generated from the sale of goods that are manufactured in its country of incorporation. Also, any income attributable to a controlled foreign corporation and its affiliates that is not engaged in a United States trade or business is generally not subject to United States taxation until its earnings are distributed, or the stock of the foreign corporation is disposed. All of our products are manufactured in Taiwan by Taiwan SemiLEDs, our wholly owned foreign subsidiary. Because Taiwan SemiLEDs conducts its manufacturing activities in Taiwan, the income or loss of Taiwan SemiLEDs is included in our consolidated financial statements, but is not considered taxable income for United States taxation purposes pursuant to Section 954(d)(1)(A) of the United States Internal Revenue Code. This generally enables a United States taxpayer, such as us, to indefinitely defer United States taxation on the profits earned by its controlled foreign corporations and affiliates by retaining the earnings in such entities. We do not currently have any plans to repatriate any of our retained earnings from any of our controlled foreign subsidiaries or affiliates and we do not currently have any plans to declare or pay any dividends from such entities.

        It has been reported, however, that the current presidential administration in the United States may seek to modify the rules governing taxation of controlled foreign corporations and affiliates and any such changes may result in our having to pay applicable taxes in the United States on income earned by such entities in the future.

        Taiwan tax treatment.    Prior to January 1, 2010, the corporate income tax rate in Taiwan was 25%. On May 28, 2010, Taiwan's legislature passed a bill reducing Taiwan's corporate income tax rate to 17%, which was promulgated by the President of Taiwan on June 15, 2010. This 17% tax rate applies to our income tax returns for the fiscal year starting September 1, 2010. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 10%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company's stockholders and is payable in the subsequent year. As there are currently no plans to declare or make distributions, our subsidiaries in Taiwan will likely pay such taxes, as long as they continue to record positive distributable earnings.

        Companies in Taiwan that conduct business in certain industries promoted by the Taiwan government, including the semiconductor and LED industries, may also be eligible for preferential tax treatment under the Statute for Upgrading Industries even though such statute was abolished on May 12, 2010. Under the Statute for Upgrading Industries, Taiwan SemiLEDs is entitled to tax exemption for income attributable from the use of equipment that we previously purchased to manufacture blue and green LED wafers and LED chips funded in whole or in part by proceeds from its initial capital investments and subsequent capital increases. Such tax exemption is available either to the shareholder of Taiwan SemiLEDs or, if we so determine, to Taiwan SemiLEDs itself. We have received approval from the tax authorities to utilize this tax exemption. This tax exemption period began in the fiscal year ended August 31, 2011 and will expire in the year ending August 31, 2014; however, we are currently in the process of applying to the tax authorities to re-designate the year from which we expect to begin using such exemption.

        In addition, certain of our consolidated and majority-owned subsidiaries in Taiwan enjoy certain tax incentives under the Statute for Upgrading Industries, including tax credits ranging from 30% to 50% for research and development expenses and employee training expenses incurred prior to December 31, 2009, as well as tax credits ranging from 7% to 11% for investments in automation equipment and technology, and certain other qualifying investments made prior to December 31, 2009.

        Although the Statute for Upgrading Industries expired on December 31, 2009, our subsidiaries in Taiwan are still entitled to the unexpired portion of tax credits and tax exemptions approved by the tax authorities prior to expiration. As of August 31, 2011, our consolidated and majority-owned subsidiaries in Taiwan had total unused tax credits of approximately $3.0 million, which will begin expiring in various amounts beginning in December 31, 2011.

        According to the newly enacted Statute for Industrial Innovation, which came into effect on May 12, 2010, a Taiwan company is entitled to apply for a tax credit of up to 15% of the aggregate amount invested in research and development if the amount of such credit does not exceed 30% of its income tax payable for that year. Any unused credit cannot be carried over to later years. This law changed the tax regime that was in effect under the Statute for Upgrading Industries, which was abolished on May 12, 2010. Although the Statute for Industrial Innovation became effective in May 2010, the applicable tax incentives under this new tax regime can be retroactively applied from January 1, 2010. Certain of our consolidated and majority-owned subsidiaries in Taiwan may be entitled to such tax credits under the Statute for Industrial Innovation to offset its income tax payable through December 31, 2019.

        As of August 31, 2011, certain of our consolidated and majority-owned subsidiaries in Taiwan had total unused net operating loss carryforwards of approximately $7.9 million, which will begin expiring in various amounts in the year ending August 31, 2013. Pursuant to the Taiwan Income Tax Act, as amended on January 21, 2009, net operating loss carryforwards can be carried forward for a period of ten years.

        In addition, in accordance with the Taiwan Income Tax Act, dividends distributed by companies incorporated in accordance with the Taiwan Company Act shall be deemed as income derived from sources in Taiwan and income taxes shall be levied on the shareholders receiving such dividends. In the event that a Taiwan incorporated company distributes dividends to its foreign shareholders, it will be required to withhold tax payable by the foreign shareholders at the time of payment at a rate of 20% or a lower tax treaty rate if applicable. Therefore, dividends received from our subsidiaries in Taiwan, if any, will be subjected to withholding tax under Taiwan law.

  Net Income (Loss) Attributable to Noncontrolling Interests

        Net loss attributable to noncontrolling interests.    In August 2011, we acquired a 51% interest in Ning Xiang. The remaining 49% of Ning Xiang, which is held by its original shareholders, is reported as noncontrolling interests in the consolidated statements of operations as part of consolidated net income (loss) and in the consolidated balance sheets as part of equity. Net loss attributable to noncontrolling interests represents the share of the net loss of Ning Xiang held by the remaining 49% noncontrolling holders.

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during each reporting period. We continually evaluate these estimates and assumptions based on historical experience, knowledge and assessment of current and other conditions, our expectations regarding our future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.

        We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

  Inventory Valuation

        Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market value. We determine cost using a weighted average. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence and we write-down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers' demand forecast. We also write-down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write-downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory write-downs to estimated net realizable value during the years ended August 31, 2009, 2010 and 2011 were $0.8 million, $0, and $5.8 million, respectively. A majority of our inventory write-downs during the year ended August 31, 2011 was related to finished goods and work in progress, primarily as a result of a decline in the average selling prices. We evaluated our inventories on an individual item basis. For our finished goods and work in progress, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable values.

  Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at invoiced amounts, net of our estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of our ability to collect on customer accounts receivables. We regularly review the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay. In cases where we are aware of circumstances that may impair a specific customer's ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is judgment involved with estimating our allowance for doubtful accounts and if the financial condition of our customers were to deteriorate, resulting in their inability to make the required payments, we may be required to record additional allowances or charges against revenues. Charges to bad debt expense during the years ended August 31, 2009, 2010 and 2011 were $0, $0.1 million and $1.2 million, respectively. The increase in bad debt expense in fiscal 2011 was mainly due to a single customer. We have ceased making sales to this customer and has initiated legal action to attempt to collect the amounts due.

  Income Taxes

        We are subject to income taxes in both the United States and foreign jurisdictions. Significant management judgment is required in determining our income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. These estimates and judgments about our future taxable income are based on assumptions that are consistent with our future plans. As of August 31, 2010 and 2011, we recorded valuation allowances of $1.4 million and $8.1 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and tax credits. Deferred tax assets that are not fully offset by a valuation allowance are more likely than not to be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. We incurred significant losses since inception, including net losses of $0.8 million and $3.7 million during the years ended August 31, 2008 and 2009, respectively. For the year ended August 31, 2010, we generated net income of $10.8 million, which fully offset our accumulated losses as of August 31, 2010. Based on our operating results and estimated future taxable income, we assessed that a portion of our deferred tax assets was more likely than not to be realized; as a result, we reversed the valuation allowance on our net deferred tax assets of $1.6 million in the year ended August 31, 2010. However, we incurred net loss of $16.1 million for the fiscal year ended August 31, 2011, which resulted in a net cumulative loss over the past three-year period. This represents a significant piece of negative evidence as of August 31, 2011 that we will be able to realize the benefits of these deferred tax assets. As a result, a full valuation allowance on our deferred tax assets was provided to reflect our estimate of future realization of these deferred tax assets. For the year ended August 31, 2011, we recognized a valuation allowance increase of $6.0 million on our net deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits.

        As of August 31, 2010 and 2011, we had U.S. federal net operating loss carryforwards of $1.2 million and $2.9 million, respectively, and state net operating loss carryforwards of $0.5 million and $0.5 million, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset, either fully or partially depending on our expectations, by a valuation allowance. If not utilized, the federal net operating loss and tax credit carryforwards will begin expiring in year ending August 31, 2025 and the state net operating loss will begin expiring in year ending August 31, 2017. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and state and local tax laws if we have experienced an "ownership change" in the past, or if an ownership change occurs in the future.

        We had total net operating loss carryforwards in Taiwan as of August 31, 2011 of $7.9 million, which will begin expiring in various amounts in year ending August 31, 2013. In accordance with the Taiwan Income Tax Act amended in January 2009, net operating losses as determined by the tax authorities can be carried forward to deduct from future taxable income for a period of ten consecutive years. Such amendment is effective for our consolidated and majority-owned subsidiaries in Taiwan beginning January 1, 2009, and extends the period of tax loss carryforwards.

  Useful Life of Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. We make estimates of the useful life of our property, plant and equipment in order to determine depreciation expense to be recorded each reporting period based on similar assets purchased in the past and our historical experience with such similar assets, as well anticipated technological or market changes. The estimated useful life of our property, plant and equipment directly impacts the timing of when our depreciation expense is recognized. There is significant judgment involved with estimating the useful lives of our property, plant and equipment, and a change in the estimates of such useful lives could cause our depreciation expense in future periods to increase significantly. There have been no changes in the estimates of the useful life of our property, plant and equipment in any of the last three years.

  Impairment of Long-Lived Assets

        We follow provisions included in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 360-10-35, or ASC 360-10-35, "Property, Plant and Equipment—Overall—Subsequent Measurement—Impairment or Disposal of Long-Lived Assets," in determining whether the carrying value of any of our long-lived assets, including property, plant and equipment and intangible assets, excluding goodwill, is impaired. The ASC 360-10-35 test is a three-step test for assets that are "held and used," as defined in ASC 360-10-35. First, we determine whether indicators of impairment are present. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. Second, if we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows expected to be generated from the use and eventual disposal of the potentially impaired assets are less than the carrying value. Third, if such estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary.

        The recent global financial and economic downturn that has led to reduced spending in our target markets, a slowdown in demand for our products, an increased pricing pressure and negative operating cash flows, resulted in a weaker than expected operating performance and a decline in our market capitalization below our net book value based on the quoted market price of our common stock in the latter half of our fourth quarter of fiscal 2011. We recognized this decline as a triggering event in the fourth quarter of fiscal 2011, which required us to review our long-lived assets for impairment in accordance with ASC 360-10-35.

        We group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated, or assets group, and estimate the undiscounted future net cash flows that are directly associated with and expected to be generated from the use of and eventual disposition of such assets group. We have determined that the assets group for the impairment test was our long-lived assets associated with the manufacture and sale of LED chips and LED components, which had a total carrying value of approximately $52.1 million as of August 31, 2011. Our cash flows assumptions were established using historical data and internally developed estimates as part of our long-term planning process, as well as market data obtained from independent external sources. Significant estimates and assumptions include sales, estimated growth rates and production yields, among others. The estimates of future cash flows involve subjective judgments and represent our best estimate about future developments, determined based on reasonable and supportable assumptions and projections taking into account past experience. The use of different assumptions would increase or decrease estimated undiscounted future cash flows and could impact the determination that an impairment of this assets group exists. Based on our assessment, the undiscounted future net cash flows expected to be received from this assets group exceeded its carrying value by approximately 75%. Therefore, in accordance with ASC 360-10-35, we concluded that our long-lived assets were not impaired as of August 31, 2011. However, if the average selling prices continue to decline beyond the assumption used in our forecast of undiscounted future cash flows expected to be generated by these assets, or if demand for our LED products does not grow as we anticipate, or if production yields and utilization rates are lower than anticipated, it is reasonably possible that we may be required to recognize impairment of our long-lived assets. If so, the magnitude of any impairment charge could have a significant adverse impact on our financial condition and results of operations.

        We did not identify any triggering event for long-lived assets associated with our newly acquired Ning Xiang subsidiary, which is engaged in the manufacture and sale of lighting fixtures and systems.

        We have not recognized any impairment charges on our long-lived assets during the years ended August 31, 2009, 2010 and 2011.

  Recovery of Investments in Unconsolidated Entities

        We evaluate the recoverability of the carrying value of our equity method investments when there is an indication of potential impairment. When an indication of potential impairment is present, we record a write-down of the equity investment if and when the amount of its estimated realizable value falls below carrying value and we determine that this shortfall is other-than-temporary. Indications of a potential impairment that would cause us to perform this evaluation include, but are not necessarily limited to, an inability of the equity investee to sustain an earnings capacity that would justify the carrying amount of the investment or a quoted market price per share that remains significantly below our carrying amount per share for a sustained period of time.

        In determining whether a decline in the investment's estimated realizable value is other-than-temporary, we consider the length of time and the extent to which such value has been less than the carrying value, the financial condition and prospects of the equity method investee, and our ability and intent to retain our equity investment for a period of time sufficient to allow for any anticipated recovery in value. In the event that we determine that a decline in value is other-than-temporary, we recognize an impairment charge for the reduction in the value of the equity investment.

        We believe that the evaluation of the realizability of the carrying value of our significant equity method investments is a critical accounting estimate because:

  (1)
  the estimate of fair value involves significant judgment, particularly if the equity method investee is not a publicly traded entity;

  (2)
  the determination of when an impairment in value is other-than-temporary is highly judgmental; and

  (3)
  the carrying amount of certain equity method investments is substantial and the impact of an impairment charge on our results of operations could be material.

        The realization of the carrying value of our investment in China SemiLEDs, a significant equity method investee, is primarily dependent on its ability to operate profitably in China. China SemiLEDs recently commenced production at its Foshan manufacturing facility; however, it is still in the early stages of business development and selling products in China. Consequently, China SemiLEDs has been incurring losses since its inception, which had a significant adverse effect on our results of operations in fiscal 2011.

        At August 31, 2011, the carrying value of our investment in China SemiLEDs was $13.4 million. Although China SemiLEDs has incurred losses to date, we do not believe that carrying value exceeds the amount that we could recover from that investment. However, if management of China SemiLEDs is unable to execute on its strategy in China, this could result in us having to recognize our portion of the increased net losses from China SemiLEDs, as well as an impairment of our investment. Either or both could have a material adverse impact on our financial position or future results of operations.

Recently Issued Accounting Pronouncements

        Goodwill impairment test.    In December 2010, the FASB issued Accounting Standards Update No. ASU 2010-28, or ASU 2010-28, "Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. ASU 2010-28 allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. ASU 2010-28 is effective for us beginning in the first quarter of fiscal 2012. In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment" to simplify the current two-step goodwill impairment test. The new guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. The examples of events and circumstance in ASU 2011-08 supersede those examples in ASU 2010-28. ASU 2011-08 is effective for us beginning in the first quarter of fiscal 2013.

        Disclosure of supplementary pro forma information for business combination.    In December 2010, the FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." Under the amended guidance, a public entity that presents comparative financial statements is required to disclose the revenues and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. ASU 2010-29 also requires this disclosure be accompanied by a narrative description of the nature and amount of material nonrecurring pro forma adjustments. ASU 2010-29 is effective for us with respect to business combinations with acquisition dates on or after September 1, 2011.

Results of Operations

        The following table sets forth, for the periods presented, our consolidated statements of operations. In the table below and throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following consolidated statement of operations data for the years ended August 31, 2009, 2010 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2009		2010		2011
	$	% of Revenues	$	% of Revenues	$	% of Revenues
	(in thousands)
Consolidated Statements of Operations:
Revenues, net	$11,551	100%	$35,763	100%	$33,902	100%
Cost of revenues	11,019	95%	19,640	55%	29,434	87%

Gross profit	532	5%	16,123	45%	4,468	13%

Operating expenses:
Research and development	2,452	21%	1,726	5%	4,556	13%
Selling, general and administrative	2,568	22%	3,228	9%	11,642	34%

Total operating expenses	5,020	43%	4,954	14%	16,198	47%

Income (loss) from operations	(4,488)	(38)%	11,169	31%	(11,730)	(34)%
Other income (expenses):
Equity in losses from unconsolidated entities, net	—	0%	(313)	(1)%	(3,126)	(9)%
Interest income (expense), net	215	2%	(29)	0%	28	0%
Other income, net	—	0%	349	1%	130	0%
Foreign currency transaction gain (loss), net	580	5%	(81)	0%	(715)	(2)%

Total other income (expenses), net	795	7%	(74)	0%	(3,683)	(11)%

Income (loss) before income taxes	(3,693)	(31)%	11,095	31%	(15,413)	(45)%
Income tax expense	—	0%	267	1%	725	2%

Net income (loss)	(3,693)	(31)%	10,828	30%	(16,138)	(47)%
Net loss attributable to noncontrolling interests	—	0%	—	0%	(34)	0%

Net income (loss) attributable to SemiLEDs stockholders	$(3,693)	(31)%	$10,828	30%	$(16,104)	(47)%

Year Ended August 31, 2011 Compared to Year Ended August 31, 2010

  Revenues, net

        Our revenues decreased by approximately 5% from $35.8 million for the year ended August 31, 2010 to $33.9 million for the year ended August 31, 2011. The $1.9 million decrease in revenues reflects a $8.0 million decrease in revenues attributable to sales of LED chips, offset in part by a $3.2 million increase in revenues attributable to sales of LED components and a $2.9 million increase in other revenues.

        The decrease in revenues attributable to sales of LED chips was due to a 18% decrease in the volume of LED chips sold and a 18% decrease in the average selling price of LED chips, primarily due to a slowdown in demand, in particular the outdoor street lighting market in Asia, and intense competition in the indoor lighting market. Increased competition, which created a highly aggressive pricing environment, resulted in industry participants, including us, having to lower prices for existing products and existing inventory. In addition, we also faced substantial competition from a number of competitors that are much larger than us, as well as numerous smaller participants in the indoor lighting market, which led to a decrease in demand for our LED chips.

        The increase in revenues attributable to sales of LED components was due to a 63% increase in the volume of LED components sold due to increased customer demand for our LED components, which was offset in part by a 18% decrease in average selling price of LED components due to continued market competition and the general trend of lower average selling prices for products that have been available in the market for some time.

        The increase in other revenues was primarily due to a $1.4 million increase from the sale of scraps, a $0.7 million increase from the sale of lighting products, a $0.3 million service revenue, as well as increases from the sale of raw materials and epitaxial wafers.

  Cost of Revenues

        Our cost of revenues increased by 50% from $19.6 million for the year ended August 31, 2010 to $29.4 million for the year ended August 31, 2011, primarily due to an inventory valuation adjustment of $5.8 million to write down certain of our inventories to their estimated net realizable values as a result of a decline in their average selling prices, an increase in excess capacity charges of $2.0 million as we suffered from lower capacity utilization, and a shift in our product mix to producing a greater percentage of LED components, which resulted in an increased amount of production costs. Cost of revenues as a percentage of revenues increased from 55% in the year ended August 31, 2010 to 87% in the year ended August 31, 2011.

  Gross Profit

        Our gross profit decreased from $16.1 million for the year ended August 31, 2010 to $4.5 million for the year ended August 31, 2011. Our gross margin percentage decreased from 45% for the year ended August 31, 2010 to 13% for the year ended August 31, 2011 as a consequence of the reduction in revenues and increased cost of revenues, as more fully described above.

  Operating Expenses

        Research and development.    Our research and development expenses increased from $1.7 million for the year ended August 31, 2010 to $4.6 million for the year ended August 31, 2011. The increase was primarily due to an increase in materials and supplies used in research and development of $2.3 million, an increase in salaries attributable to research and development functions of $0.2 million, and an increase in depreciation expense of $0.2 million. Our research and development expenses were higher for the year ended August 31, 2011, primarily as a result of our continued research and development efforts focusing on the migration to larger wafer sizes, in particular 4" wafers, which resulted in an increased amount of materials and supplies usage. The increase in salary related expenses was primarily due to an increase in stock-based compensation cost for our research and development personnel and an extra, one-time bonus awarded to our employees. Such expenses were also higher because they included the research and development expenses (primarily materials and supplies and depreciation related expenses) of SBDI, which we acquired in April 2010. In addition, grants from the Taiwan Ministry of Economic Affairs for government-sponsored research and development projects, which we record as an offset against our research and development expenses were higher for the year ended August 31, 2010.

        Selling, general and administrative.    Our selling, general and administrative expenses increased from $3.2 million for the year ended August 31, 2010 to $11.6 million for the year ended August 31, 2011. The increase was primarily due to an increase in professional service expenses for legal, accounting, tax and advisory services of $3.5 million primarily resulting from our defense against a patent infringement lawsuit and a significantly higher level of professional service expenses as a public company. The increase was also attributable to an increase in salary-related expenses of $1.3 million, an increase in bad debt expense to $1.2 million, compensation to our directors of $1.1 million, directors and officers' liability insurance of $0.4 million, and increases in travel related expenses, rent, depreciation, taxes, and advertisement expenses of $0.6 million, primarily due to the general expansion of our business. The increase in bad debt expense is primarily attributable to a single customer. We have commenced legal action to attempt to recover the amount due and we ceased making sales to this customer in the second half of fiscal 2011. Our net sales to this customer were $0, $0.8 million and $1.5 million for the years ended August 31, 2009, 2010 and 2011, respectively. The increase in salary-related expenses was primarily due to our hiring of additional employees for sales, marketing and administrative functions to support our growth and to meet our public company regulatory, financial reporting and corporate governance requirements, an increase in stock-based compensation cost for our sales, marketing and administrative personnel, and an extra, one-time bonus awarded to our employees. Prior to becoming a public company, we did not compensate our directors or carry directors and officers' liability insurance.

  Other Income (Expenses)

        Equity in losses from unconsolidated entities, net.    Our equity in the net losses from unconsolidated entities was $3.1 million for the year ended August 31, 2011, as compared to $0.3 million for the year ended August 31, 2010. The increase was primarily due to the increase in the net loss reported by China SemiLEDs as it commenced production, began to incur research and development expenses and higher level of costs and expenses beginning in April 2011. China SemiLEDs is still in an early stage of business development and has not had any material sales to date.

        Other income, net.    We recognized other income, net of $0.3 million for the year ended August 31, 2010, which was attributable to a gain from a bargain purchase that arose from the acquisition of SBDI in April 2010, as the consideration paid for the acquisition was less than the fair value of the assets acquired.

        We recognized other income, net of $0.1 million for the year ended August 31, 2011, primarily due to rental income from the lease back of second floor of our Hsinchu building to the original owner, net of related depreciation expenses, and income from the assignment of 13 patents to China SemiLEDs, which has been deferred and is being recognized over the life of the assigned patents.

        Foreign currency transaction gain (loss), net.    We recognized net foreign currency transaction losses of $0.1 million and $0.7 million for the years ended August 31, 2010 and 2011, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar.

  Income Tax Expense (Benefit)

        Our income tax expense was $0.3 million for the year ended August 31, 2010 despite having utilized available tax loss carryforwards and tax credits as we were subject to a 10% alternative minimum tax under Taiwan's AMT Act and a 10% undistributed retained earnings tax. A valuation allowance of $1.6 million was reversed in our fiscal year 2010, as we assessed that a portion of our deferred tax assets was more likely than not to be realized, as we generated significant income from operations for the year ended August 31, 2010.

        Our income tax expense was $0.7 million, despite a loss before income taxes, for the year ended August 31, 2011, as we recognized a valuation allowance increase of $0.6 million on our net deferred tax assets as a result of our assessment that it is unlikely we will be able to realize the benefits of these deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits for Taiwan SemiLEDs, our primary operating subsidiary, as well as the income tax expense of our Taiwan branch office of Helios Crew, which is subject to a corporate statutory income tax rate of 17%. Subsidiaries in Taiwan file their income tax returns separately.

Year Ended August 31, 2010 Compared to Year Ended August 31, 2009

  Revenues, net

        Our revenues increased by approximately 210% from $11.6 million for the year ended August 31, 2009 to $35.8 million for the year ended August 31, 2010. The $24.2 million increase in revenues reflects a $18.6 million increase in revenues attributable to sales of LED chips and a $5.3 million increase in revenues attributable to sales of LED components.

        The increase in revenues attributable to sales of LED chips was due to a 171% increase in the volume of LED chips sold and a 10% increase in the average selling price of LED chips as we introduced new, higher-priced models starting in December 2009.

        The increase in revenues attributable to sales of LED components was due to a 227% increase in the volume of LED components sold due to increased customer demand for our LED components, which was offset in part by a 3% decrease in average selling price of LED components due to continued market competition and the general trend of lower average selling prices for products that have been available in the market for some time.

        The significant increase in volume of LED chips and LED components sold was primarily due to increased end-user demand as a result of increased economic activity in calendar year 2010, as the global economy began to recover from a significant financial and economic downturn which began in late calendar year 2008 and which continued through most of calendar year 2009, and also due to our ability to ramp up our production capacity and produce LED chips and LED components that met our customers' demand and technical specifications.

        Recovery in government, consumer and corporate spending began to occur in certain countries beginning in the summer of calendar year 2009 and continued to gain pace in each of the quarters in calendar year 2010. We believe that we had benefited in particular, as the improvement in economic conditions and increased business activity and growth was more pronounced in countries where a significant majority of our customers are based, such as in the northern Asian countries of China, Taiwan and Korea as well as in Russia. We believe that the increase in government spending in particular, was a result of significant government financial stimulus programs initiated by various governments worldwide. We believe that our revenues increased in part from such government initiatives, particularly in China, as many of the end-users of our LED products were government led or government sponsored. The number of customers that we sold our products to increased from 227 customers during the year ended August 31, 2009 to 360 customers during the year ended August 31, 2010.

  Cost of Revenues

        Our cost of revenues increased by 78% from $11.0 million for the year ended August 31, 2009 to $19.6 million for the year ended August 31, 2010. Cost of revenues as a percentage of revenues decreased from 95% in the year ended August 31, 2009 to 55% in the year ended August 31, 2010, primarily as a result of improved production yields and capacity utilization due to the significant increase in the volume of products sold.

        The $8.6 million increase in our cost of revenues was primarily due to a 131% increase in materials cost, a 108% increase in our overhead expenses, a 94% increase in our direct labor costs and a 11% increase in our depreciation expenses. Such increases all were a result of our continued ramp up of our business and operations and a result of the increase in our revenues from a significant increase in the volume of products manufactured and sold to meet increased customer demand. Depreciation expenses increased as we continued to purchase machinery and equipment to expand our manufacturing capacity. Direct labor costs increased, as we had 380 employees engaged in manufacturing activities as of August 31, 2010, compared with 180 employees as of August 31, 2009.

  Gross Profit

        Our gross profit increased significantly from $0.5 million for the year ended August 31, 2009 to $16.1 million for the year ended August 31, 2010. Our gross margin percentage increased from 5% for the year ended August 31, 2009 to 45% for the year ended August 31, 2010, primarily due to improved capacity utilization as we operated at or near full capacity as a result of increased customer demand for our LED chips and LED components, a change in our product mix to higher margin products and improved production yields.

  Operating Expenses

        Research and development.    Our research and development expenses decreased from $2.5 million for the year ended August 31, 2009 to $1.7 million for the year ended August 31, 2010. The decrease was mainly attributable to the completion of a government sponsored research and development project, the recognition of grants from the Taiwan Ministry of Economic Affairs for the project, which were recorded as an offset against our research and development expenses, and the resulting decrease in salaries attributable to research and development functions of $0.5 million as we reassigned certain of our research and development personnel to other functions. The decrease was also attributable to decreases in repairs and maintenance expenses of $0.2 million, engineering charges related to product design and testing of $0.1 million, and materials and supplies of $0.1 million.

        The decrease was offset in part by an increase in depreciation expenses of $0.1 million and an increase in utilities cost of $0.1 million, as a result of our continued research and development efforts to improve yields and to develop improved LED chips and LED components. Our research and development expenses as a percentage of our revenues decreased from 21% for the year ended August 31, 2009 to 5% for the year ended August 31, 2010. Although the aggregate amount spent on research and development was lower, the percentage of research and development expenses as a portion of revenues decreased significantly as revenues increased significantly. The number of employees allocated to research and development functions decreased by 11 employees.

        Selling, general and administrative.    Our selling, general and administrative expenses increased from $2.6 million for the year ended August 31, 2009 to $3.2 million for the year ended August 31, 2010. The increase was mainly attributable to an increase in salary related expenses of $0.5 million for the year ended August 31, 2010, offset in part by a decrease in lease expenses of $0.1 million as a result of the relocation of our manufacturing facilities and operations to a newly acquired building. The increase in salary related expenses was primarily due to the hiring of additional employees for sales, marketing and administrative functions to accommodate the growth and increased activity of our business.

  Other Income (Expenses)

        Equity in losses from unconsolidated entities, net.    We did not record any income or loss from unconsolidated entities for the year ended August 31, 2009 as we did not have any investments in such entities during such time. Our equity in the net losses from unconsolidated entities was $0.3 million for the year ended August 31, 2010, which was attributable primarily to the recognition of our portion of the net loss from SILQ and China SemiLEDs. These entities were in an early development stage and had not had any material operations to date. The increase in our equity in the net losses from unconsolidated entities was mainly due to administrative and start-up costs for such entities.

        Interest income (expense), net.    We recognized net interest income of $0.2 million for the year ended August 31, 2009, as compared to a net interest expense of $0 for the year ended August 31, 2010. Our interest income decreased primarily as a result of a decline in interest rates earned on our time deposits from an annual percentage rate of 2.3% for the year ended August 31, 2009 to an annual percentage rate of 0.3% for the year ended August 31, 2010 as a result of significant decreases in market interest rates. The increase in interest expense was primarily due to additional long-term borrowings incurred towards the end of the year ended August 31, 2009 in connection with our acquisition of a building and MOCVD reactors during the year ended August 31, 2010.

        Other income, net.    We did not recognize any other income or loss for the year ended August 31, 2009. We recognized other income, net of $0.3 million for the year ended August 31, 2010, which was attributable to a gain from a bargain purchase that arose from the acquisition of SBDI in April 2010, as the consideration paid for the acquisition was less than the fair value of the assets acquired at the time of our acquisition.

        Foreign currency transaction gain (loss), net.    We recognized a net foreign currency transaction gain of $0.6 million for the year ended August 31, 2009 and a net foreign currency transaction loss of $0.1 million for the year ended August 31, 2010, primarily due to the appreciation of the NT dollar against the U.S. dollar.

  Income Tax Expense (Benefit)

        We did not record any income tax expense (benefit) for the year ended August 31, 2009, as we recognized a loss before income taxes during the period and provided a full valuation allowance on all deferred tax assets. We recognized an income tax expense of $0.3 million for the year ended August 31, 2010 despite having utilized available tax loss carryforwards and tax credits as we were subject to a 10% alternative minimum tax under Taiwan's AMT Act and a 10% undistributed retained earnings tax. A valuation allowance of $1.6 million was reversed in our fiscal year 2010, as we assessed that a portion of our deferred tax assets was more likely than not to be realized, as we generated significant income from operations for the year ended August 31, 2010.

Liquidity and Capital Resources

        From our inception through the completion of our initial public offering in December 2010, we have substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of August 31, 2010 and 2011, we had cash and cash equivalents of $13.5 million and $83.6 million, respectively, which were predominately held in U.S. dollar-denominated demand deposits, certificates of deposit and money market funds.

        During the years ended August 31, 2010 and 2011, we utilized operating lines of credit with certain banks to fulfill our short-term financing needs. In June 2011, we renewed a short-term loan agreement that had expired on March 18, 2011. The renewed loan agreement provides for the following three facilities: (i) an unsecured revolving credit facility for working capital purposes; (ii) the issuance of overseas letters of credit; and (iii) financing for international transactions using the documents against acceptance (D/A), documents against payment (D/P) or open account (O/A) payment methods, providing for approximately $7.0 million in the aggregate. The outstanding balances of these lines of credit were $1.0 million and $1.0 million as of August 31, 2010 and 2011, respectively. These lines of credit had maturity dates of six to eight months from the date of draw down and bore fixed interest rates ranging from 1.3% to 1.7% per annum during these periods. Unused amounts on these lines of credit were $4.7 million and $7.3 million as of August 31, 2010 and 2011, respectively.

        As of August 31, 2010 and 2011, our long-term debt, which includes long-term notes, totaled $4.5 million and $7.1 million, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, ranging from 1.7% to 1.8%, and 1.8% to 2.0% per annum as of August 31, 2010 and 2011, respectively, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

  •
  The first note payable requires monthly payments of principal and interest in the amount of $14,000 over the 15-year term of the note with final payment to occur in May 2024 and, as of August 31, 2011, our outstanding balance on this note payable was approximately $1.9 million.

  •
  The second note payable requires monthly payments of principal and interest in the amount of $30,000 over the five-year term of the note with final payment to occur in August 2014 and, as of August 31, 2011, our outstanding balance on this note payable was approximately $1.0 million.

  •
  The third note payable requires monthly payments of principal and interest in the amount of $29,000 over the five-year term of the note with final payment to occur in May 2015 and, as of August 31, 2011, our outstanding balance on this note payable was approximately $1.2 million.

  •
  The fourth note payable requires monthly payments of principal and interest in the amount of $19,000 over the 15-year term of the note with final payment to occur in December 2025 and, as of August 31, 2011, our outstanding balance on this note payable was approximately $2.9 million.

        We have incurred significant losses since inception, including net losses of $0.8 million, $3.7 million and $16.1 million during the years ended August 31, 2008, 2009 and 2011, respectively. For the year ended August 31, 2010, we generated net income of $10.8 million. We believe that, based on our current level of operations and spending needs, the net proceeds from our initial public offering, together with our existing liquidity sources and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available to us or that, if available, such financing will be available on terms favorable to us.

  Cash Flow

        The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K (in thousands):

	Years Ended August 31,
	2009	2010	2011
Net cash provided by (used in) operating activities	$(454)	$8,522	$(2,050)
Net cash used in investment activities	(8,896)	(26,390)	(23,640)
Net cash provided by financing activities	12,576	17,331	94,621

  Cash Flows Provided By (Used In) Operating Activities

        Net cash used in operating activities for the year ended August 31, 2011 was $2.1 million, compared to net cash provided by operating activities for the year ended August 31, 2010 of $8.5 million. Cash used in operating activities in fiscal 2011 was higher primarily due to a significant increase in cash used in fiscal 2011 to pay for raw materials, manufacturing overhead costs, direct labor costs and other production costs; an increase in cash used to pay for salary-related expenses due to our hiring of additional employees to support our growth and to meet our public company regulatory, financial reporting and corporate governance requirements; and increases in cash used to pay for professional service expenses, including legal services, primarily resulting from our defense against a patent infringement lawsuit, and accounting, tax and advisory services primarily due to a significantly higher level of professional service expenses as a public company.

        Net cash provided by operating activities for the year ended August 31, 2010 was $8.5 million, compared to net cash used in operating activities for the year ended August 31, 2009 of $0.5 million. The increase in cash provided by operating activities in fiscal 2010 was primarily due to a significant increase in cash collected from customers, as a result of higher sales and customer demand during fiscal 2010. Although this increase was offset in part by cash used to pay for materials, manufacturing overhead costs, direct labor costs and other production costs, as a result of a higher production level to support sales growth; and an increase in cash used to pay for salary-related expenses due to our hiring of additional employees to accommodate the growth and increased activity of our business, net cash provided by operating activities benefited from greater gross margin, as a result of improved capacity utilization, a change in our product mix to higher margin products and improved production yields.

  Cash Flows Used in Investing Activities

        Net cash used in investing activities for the year ended August 31, 2011 was $23.6 million, consisting primarily of the purchases of buildings and purchases of machinery and equipment of $21.5 million to support the expansion of our manufacturing capacity in Taiwan, net cash paid in connection with the acquisition of Ning Xiang of $1.3 million, our investments in nonmarketable common stock of an unaffiliated company and SILQ in the aggregate amount of $1.0 million, offset in part by proceeds from patents assigned to China SemiLEDs of $0.5 million.

        Net cash used in investing activities for the year ended August 31, 2010 was $26.4 million, consisting primarily of our having made investments in China SemiLEDs and two other joint venture entities in the aggregate amount of $15.5 million, purchases of property, plant and equipment of $9.8 million to support the expansion of our manufacturing capacity in Taiwan and payment for the acquisition of SBDI, net of cash acquired of $0.9 million.

        Net cash used in investing activities for the year ended August 31, 2009 was $8.9 million, consisting primarily of the purchase of buildings and purchase of machinery and equipment.

  Cash Flows Provided by Financing Activities

        Net cash provided by financing activities for the year ended August 31, 2011 was $94.6 million, consisting primarily of net proceeds from the issuance of common stock of $92.7 million, proceeds from the draw down on lines of credit and incurrence of long-term debt in the aggregate amount of $6.6 million, offset in part by payments of lines of credit and long-term debt in the aggregate amount of $4.8 million.

        Net cash provided by financing activities for the year ended August 31, 2010 was $17.3 million, consisting primarily of proceeds from the issuance of Series E convertible preferred stock of $15.0 million, proceeds from the draw down on lines of credit of $2.2 million and incurrence of long-term debt of $1.5 million, offset in part by payments on the lines of credit of $1.1 million and payments of long-term debt of $0.5 million.

        Net cash provided by financing activities for the year ended August 31, 2009 was $12.6 million, consisting primarily of proceeds from the issuance of Series D convertible preferred stock of $10.0 million, proceeds from the incurrence of long-term debt of $3.4 million and proceeds from a draw down on a line of credit of $1.0 million, offset in part by payment on a line of credit of $1.7 million.

  Contractual Obligations

        The following table sets forth our contractual obligations as of August 31, 2011 (in thousands):

	Payment Due In
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt, including current portion	$981	$2,015	$926	$3,164	$7,086
Estimates of interest payment for long-term debt based on contractual interest rates effective as of August 31, 2011(1)	122	187	127	256	692
Operating lease agreements	777	1,639	1,774	517	4,707
Purchase obligations for property, plant and equipment	10,902	—	—	—	10,902

Total contractual obligations	$12,782	$3,841	$2,827	$3,937	$23,387

(1)
See Note 7, "Indebtedness" in our consolidated financial statements included in Item 8 of this Annual Report for further information on interest rates.

Capital Expenditures

        We had capital expenditures of $9.8 million and $21.5 million for the years ended August 31, 2010 and 2011, respectively. Our capital expenditures consisted primarily of purchases of building, machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and prudently invest in the coordinated expansion of our production capacity.

Off-Balance Sheet Arrangements

        As of August 31, 2011, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risks in the ordinary course of our business. These risks include primarily:

  Interest Rate Risk

        We had cash and cash equivalents of $83.6 million as of August 31, 2011 which are invested in demand deposits, certificates of deposit with original maturities of three months or less, and money market fund. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates in the year ended August 31, 2011 would not have had a material impact on our consolidated financial statements.

        As of August 31, 2011, we had long-term notes payable of $7.1 million and lines of credit of $1.0 million. Only the notes payable carry variable interest rates and these interest rates, which ranged between 1.8% to 2.0% as of August 31, 2011, are based on the annual time deposit rate plus a specific spread. A hypothetical 10% change in the note payable interest rates in the year ended August 31, 2011 would not have had a material impact on our consolidated financial statements.

  Foreign Exchange Risk

        The functional currency for certain of our consolidated and majority-owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, SBDI, the Taiwan branch office of Helios Crew and Ning Xiang, is the NT dollar. We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars at exchange rates in effect at each balance sheet date and record the resulting translation adjustments to the accumulated other comprehensive income (loss) within equity. Certain of our non-U.S. subsidiaries also hold cash and cash equivalents in currencies other than their functional currencies, mainly in U.S. dollar-denominated demand deposits and certificates of deposit. In addition, a portion of our revenues and expenses are currently earned and paid, respectively, by our non-U.S. subsidiaries in currencies other than their functional currencies, mainly in U.S. dollars and to a lesser extent in Japanese Yen. We translate income and expense accounts at average exchange rates during the applicable period. Our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our consolidated statements of operations. If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected due to changes in foreign exchange rates. A hypothetical 10% adverse change in foreign currency exchange rates between the U.S. dollar and NT dollar in the year ended August 31, 2011 would have resulted in an adjustment to the accumulated other comprehensive loss of $6.7 million and an additional foreign exchange loss of approximately $0.5 million.

  Commodities Risk

        We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside our control may affect the pricing of these commodities. We do not use financial instruments to hedge commodity prices.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SemiLEDs Corporation:

        We have audited the accompanying consolidated balance sheet of SemiLEDs Corporation and subsidiaries as of August 31, 2011, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the year ended August 31, 2011 included herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements as of August 31, 2011 referred to above present fairly, in all material respects, the financial position of SemiLEDs Corporation and subsidiaries as of August 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended August 31, 2011, when considered in relation to the basic consolidated financial statements as of and for the year ended August 31, 2011 taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG
Taipei, Taiwan (the Republic of China)
November 22, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SemiLEDs Corporation:

        We have audited the accompanying consolidated balance sheet of SemiLEDs Corporation and subsidiaries as of August 31, 2010, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended August 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the years ended August 31, 2010 and 2009 included herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemiLEDs Corporation and subsidiaries as of August 31, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended August 31, 2010 and 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Boise, Idaho
October 26, 2010, except
    for the amendment to the preferred
    stock automatic conversion
    provisions discussed in Note 9,
    for which the date is
    November 20, 2010, and except
    for the effect of the reverse stock
    split described in Note 9, for
    which the date is December 5, 2010

SEMILEDS CORPORATION

Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	August 31, 2010	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,520	$83,619
Accounts receivable, net of allowance for doubtful accounts of $101 and $1,339	7,620	4,655
Accounts receivable from related parties	73	825
Inventories	11,362	16,217
Prepaid expenses and other current assets	2,269	1,542

Total current assets	34,844	106,858
Property, plant and equipment, net	31,929	51,804
Intangible assets, net	380	1,853
Goodwill	—	1,106
Investments in unconsolidated entities	15,961	15,579
Other assets	792	1,126

TOTAL ASSETS	$83,906	$178,326

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$1,042	$972
Current installments of long-term debt	710	981
Accounts payable	2,814	4,464
Accrued expenses and other current liabilities	4,355	7,361
Deferred income, current portion	—	51

Total current liabilities	8,921	13,829
Long-term debt, excluding current installments	3,786	6,105
Deferred income, net of current portion	—	441

Total liabilities	12,707	20,375

Commitments and contingencies (Note 8)
EQUITY:
SemiLEDs stockholders' equity
Common stock, $0.0000056 par value—29,071 and 32,143 shares authorized; 7,428 and 27,285 shares issued and outstanding as of August 31, 2010 and 2011, respectively	—	—
Convertible preferred stock issuable in series A to E, $0.0000056 par value—13,719 and zero shares authorized; issued and outstanding as of August 31, 2010 and 2011, respectively	—	—
Additional paid-in capital	70,510	164,370
Accumulated other comprehensive income (loss)	(441)	6,982
Retained earnings (accumulated deficit)	1,130	(14,974)

Total SemiLEDs stockholders' equity	71,199	156,378
Noncontrolling interests	—	1,573

Total equity	71,199	157,951

TOTAL LIABILITIES AND EQUITY	$83,906	$178,326

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2009	2010	2011
Revenues, net	$11,551	$35,763	$33,902
Cost of revenues	11,019	19,640	29,434

Gross profit	532	16,123	4,468

Operating expenses:
Research and development	2,452	1,726	4,556
Selling, general and administrative	2,568	3,228	11,642

Total operating expenses	5,020	4,954	16,198

Income (loss) from operations	(4,488)	11,169	(11,730)
Other income (expenses):
Equity in losses from unconsolidated entities, net	—	(313)	(3,126)
Interest income (expense), net	215	(29)	28
Other income, net	—	349	130
Foreign currency transaction gain (loss), net	580	(81)	(715)

Total other income (expenses), net	795	(74)	(3,683)

Income (loss) before income taxes	(3,693)	11,095	(15,413)
Income tax expense	—	267	725

Net income (loss)	(3,693)	10,828	(16,138)
Less: Net loss attributable to noncontrolling interests	—	—	(34)

Net income (loss) attributable to SemiLEDs stockholders	$(3,693)	$10,828	$(16,104)

Net income (loss) attributable to SemiLEDs common stockholders:
Basic	$(3,693)	$1,824	$(19,174)

Diluted	$(3,693)	$1,902	$(19,174)

Net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	$(0.56)	$0.26	$(0.88)

Diluted	$(0.56)	$0.24	$(0.88)

Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	6,600	7,090	21,887

Diluted	6,600	7,723	21,887

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands of U.S. dollars and shares)

			Convertible Preferred Stock
	Common Stock					Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total SemiLEDs Stockholders' Equity
					Additional Paid-in Capital				Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—September 1, 2008	6,908	$—	10,930	$—	$45,014	$483	$(6,005)	$39,492	$—	$39,492
Issuance of Series D convertible preferred stock	—	—	1,097	—	10,000	—	—	10,000	—	10,000
Repurchase of Series C convertible preferred stock	—	—	(8)	—	(64)	—	—	(64)	—	(64)
Repurchases of common stock	(42)	—	—	—	(1)	—	—	(1)	—	(1)
Issuance of Class B common stock upon exercise of stock options	6	—	—	—	5	—	—	5	—	5
Stock-based compensation	—	—	—	—	16	—	—	16	—	16
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(1,758)	—	(1,758)	—	(1,758)
Net loss	—	—	—	—	—	—	(3,693)	(3,693)	—	(3,693)

Total comprehensive loss								(5,451)	—	(5,451)

BALANCE—August 31, 2009	6,872	$—	12,019	$—	$54,970	$(1,275)	$(9,698)	$43,997	$—	$43,997
Issuance of Series E convertible preferred stock	—	—	1,650	—	15,043	—	—	15,043	—	15,043
Issuance of Series E convertible preferred stock for employee compensation	—	—	50	—	62	—	—	62	—	62
Issuance of Class B common stock upon exercise of stock options	556	—	—	—	250	—	—	250	—	250
Stock-based compensation	—	—	—	—	185	—	—	185	—	185
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	834	—	834	—	834
Net income	—	—	—	—	—	—	10,828	10,828	—	10,828

Total comprehensive income								11,662	—	11,662

BALANCE—August 31, 2010	7,428	$—	13,719	$—	$70,510	$(441)	$1,130	$71,199	$—	$71,199
Issuance of common stock upon exercise of stock options	100	—	—	—	82	—	—	82	—	82
Issuance of common stock upon the completion of offering, net of issuance costs	6,038	—	—	—	91,993	—	—	91,993	—	91,993
Conversion into common stock	13,719	—	(13,719)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,785	—	—	1,785	—	1,785
Inclusion of newly acquired subsidiary	—	—	—	—	—	—	—	—	1,613	1,613
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	7,423	—	7,423	(6)	7,417
Net loss	—	—	—	—	—	—	(16,104)	(16,104)	(34)	(16,138)

Total comprehensive loss								(8,681)	(40)	(8,721)

BALANCE—August 31, 2011	27,285	$—	—	$—	$164,370	$6,982	$(14,974)	$156,378	$1,573	$157,951

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Years Ended August 31,
	2009	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,693)	$10,828	$(16,138)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,552	4,695	6,663
Stock-based compensation expense	16	247	1,785
Bad debt expense	24	100	1,196
Provisions for inventory write-downs	815	40	5,793
Gain on disposal of property, plant and equipment	—	(15)	—
Equity in losses from unconsolidated entities, net	—	313	3,126
Bargain purchase gain on acquisition	—	(349)	—
Income recognized on patents assignment	—	—	(17)
Changes in operating assets and liabilities:
Accounts receivable, net	(27)	(4,872)	1,992
Inventories	(2,369)	(3,463)	(8,132)
Prepaid expenses and other	60	(1,810)	(854)
Accounts payable	221	1,501	(595)
Accrued expenses and other current liabilities	(53)	1,307	3,131

Net cash provided by (used in) operating activities	(454)	8,522	(2,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including interest capitalized	(8,795)	(9,807)	(21,462)
Sale of property, plant and equipment	58	54	—
Purchase of investments	—	(15,530)	(993)
Payments for development of intangible assets	(163)	(235)	(270)
Acquisition, net of cash acquired	—	(922)	(1,330)
Proceeds from patents assignment, net	—	—	540
Other investing activities, net	4	50	(125)

Net cash used in investing activities	(8,896)	(26,390)	(23,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	—	92,702
Proceeds from issuance of Series D convertible preferred stock	10,000	—	—
Proceeds from issuance of Series E convertible preferred stock	—	15,043	—
Repurchase of Series C convertible preferred stock	(64)	—	—
Proceeds from exercise of stock options	4	250	82
Proceeds from line of credit	956	2,186	3,752
Payments on line of credit	(1,712)	(1,144)	(3,928)
Proceeds from long-term debt	3,420	1,481	2,896
Payments of long-term debt	(28)	(485)	(883)

Net cash provided by financing activities	12,576	17,331	94,621

Effect of exchange rate changes on cash and cash equivalents	(631)	342	1,168

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,595	(195)	70,099
CASH AND CASH EQUIVALENTS—Beginning of year	11,120	13,715	13,520

CASH AND CASH EQUIVALENTS—End of year	$13,715	$13,520	$83,619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$11	$65	$124

Cash paid for income taxes	$—	$4	$617

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$521	$916	$2,168

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements

Years Ended August 31, 2009, 2010 and 2011

1. Business

        Business—SemiLEDs Corporation ("SemiLEDs" or the "Parent Company") was established on January 4, 2005 as a Delaware corporation and is a holding company for various wholly-and majority-owned subsidiaries and joint ventures. SemiLEDs and its subsidiaries (collectively, the "Company") develop, manufacture and sell high performance light emitting diodes ("LEDs"), consist primarily of LED chips and LED components. The Company's customers are located in Asia, Russia and North America.

        On December 8, 2010, SemiLEDs completed its initial public offering in the United States and sold 6,038 thousand new common shares. The Company's common shares are listed on the NASDAQ Global Select Market under the symbol "LEDS."

        As of August 31, 2010 and 2011, SemiLEDs had the following consolidated subsidiaries:

			As of August 31,
		Jurisdiction of Incorporation
Subsidiaries	Main Activities		2010	2011
SemiLEDs Optoelectronics Co., Ltd., formerly Semi-Photonics Co., Ltd. (or "Taiwan SemiLEDs")	Research, development, manufacturing, marketing and sale of LED products, consisting primarily of LED chips and LED components	Taiwan	100%	100%
Helios Crew Corporation (or "Helios Crew")	Sale of LED components through the Taiwan branch office	Delaware	100%	100%
SemiLEDs International Corporation Ltd. (or "Hong Kong SemiLEDs")	Investment holding	Hong Kong	—	100%
Silicon Base Development, Inc. (or "SBDI")	Sale of LED components	Taiwan	100%	100%
Ning Xiang Technology Co., Ltd. (or "Ning Xiang")	Research, development, manufacturing, marketing and sale of lighting fixtures and systems	Taiwan	—	51%

        The most significant of these consolidated subsidiaries is Taiwan SemiLEDs located in Hsinchu, Taiwan where substantially all research, development, manufacturing, marketing and sales activities currently take place and where substantially all of the assets are held. In August 2011, the Company, through a wholly-owned subsidiary, acquired the 51% ownership interest in Ning Xiang's common stock; see Note 4 for further details.

        SemiLEDs also has unconsolidated joint venture entities incorporated in China, Malaysia and Taiwan; see Note 5 for further details. The most significant of these partially owned joint ventures entities is Xurui Guangdian Co., Ltd. (or "China SemiLEDs"), in Foshan, Guangdong Province, China, which is engaged in the research, development, manufacturing and sale of LED chips in China.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies

        Basis of Presentation—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

        Principles of Consolidation—The consolidated financial statements include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

        Investments in which the Company has the ability to exercise significant influence over the investee but not a controlling financial interest, are accounted for using the equity method of accounting and are not consolidated. These investments are in joint ventures that are not subject to consolidation under the variable interest model, and for which the Company: i) does not have a majority voting interest that would allow it to control the investee, or ii) has a majority voting interest but for which other shareholders have significant participating rights, but for which the Company has the ability to exercise significant influence over operating and financial policies. Under the equity method, investments are stated at cost after adding or removing the Company's portion of equity in undistributed earnings or losses, respectively. The Company's investment in these equity-method entities is reported in the consolidated balance sheets in investments in unconsolidated entities, and the Company's share of the income or loss of these equity-method entities, after the elimination of unrealized intercompany profits, is reported in the consolidated statements of operations in equity in losses from unconsolidated entities.

        Investments in entities that are not consolidated or accounted for under the equity method are accounted for using the cost method. Under the cost method, investments are reported at cost on the consolidated balance sheets in investments in unconsolidated entities, and dividend income received is reported in the consolidated statements of operations in equity in losses from unconsolidated entities.

        If the fair value of an equity-method or cost-method investment declines below its respective carrying value and the decline is determined to be other-than-temporary, the investment will be written down to its fair value.

        Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the collectibility of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock-based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment and intangible assets, the fair value of acquired tangible and intangible assets, income tax uncertainties and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

        Certain Significant Risks and Uncertainties—The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company's future financial position

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies (Continued)

or results of operations, which risks and uncertainties include, among others: it has a limited operating history, it may experience fluctuations in its revenues and operating results, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to increase market awareness of its brand and products and develop and expand its sales channels, any inability of the Company to forecast customer demand accurately in making purchase decisions, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

        Concentration of Supply Risk—Some of the components and technologies used in the Company's products are purchased and licensed from a limited number of sources. The loss of any of these suppliers may cause the Company to incur transition costs to another supplier, result in delays in the manufacturing and delivery of its products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of third parties for the fulfillment of its customer orders, and the failure of these third parties to perform could have an adverse effect upon the Company's reputation and its ability to distribute its products, which could adversely affect the Company's business, financial position, results of operations and cash flows.

        Concentration of Credit Risk—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

        The Company keeps its cash and cash equivalents in demand deposits and certificates of deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2010 and 2011, cash and cash equivalents of the Company consist of the following (in thousands):

Cash and Cash Equivalents by Location	August 31, 2010	August 31, 2011
United States;
Denominated in U.S. dollars	$577	$75,348
Taiwan;
Denominated in U.S. dollars	12,346	3,382
Denominated in New Taiwan dollars	503	4,669
Denominated in other currencies	94	119
Hong Kong;
Denominated in U.S. dollars	—	100
Denominated in H.K. dollars	—	1

Total cash and cash equivalents	$13,520	$83,619

        Substantially all of the Company's revenues are derived from the sales of LED products. A significant portion of the Company's revenues are derived from a limited number of customers and sales are concentrated in markets in Asia, particularly in China and Taiwan. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies (Continued)

on the management's assessment of the collectibility of its customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

        Customers that accounted for 10% or more of the Company's total net accounts receivable as of August 31, 2010 and 2011 consist of the following (in percentages):

	August 31,
Customers	2010	2011
Customer A	24%	0%
Customer B	15%	7%
Customer C	12%	—
Customer D	—	15%

        Customers that accounted for 10% or more of the Company's total net revenues for the years presented consist of the following (in thousands, except percentages):

	Years Ended August 31,
	2009		2010		2011
Customers	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Customer A	$—	—	$2,012	6%	$3,936	12%
Customer B	$3,708	32%	$6,955	20%	$1,993	6%

        Net revenues generated from sales to customers in Taiwan and China (including Hong Kong) accounted for 41% and 35% of the Company's net revenues during the year ended August 31, 2010, and 46% and 22% during the year ended August 31, 2011.

        Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents. As of August 31, 2010 and 2011, the Company had $8.2 million and $7.0 million of cash equivalents consisting of certificates of deposit with initial maturities of three months or less and money market funds.

        Foreign Currency—The Company's subsidiaries use the local currency as their functional currency. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive income (loss) within equity. Income and expense accounts are translated at average exchange rates during the period. Any gains and losses from transactions denominated in foreign currencies are recognized in the consolidated statements of operations as a separate component of other income (expense).

        Inventories—Inventories primarily consist of raw materials, work in process and finished goods and are stated at the lower of cost or market value. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, fabricated wafer, direct labor and an allocated portion of the Company's production overhead. The Company also writes down excess

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies (Continued)

and obsolete inventory to its estimated market value based upon estimations about future demand and market conditions as conditions warrant. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

        The estimated useful lives of property, plant and equipment are as follows:

Buildings and improvements	5 to 20 years
Machinery and equipment	2 to 10 years
Leasehold improvements	1 to 10 years
Other equipment	2 to 6 years

        Major Maintenance Activities—The Company incurs maintenance costs on its major equipment. Repair and maintenance costs are expensed as incurred.

        Intangible Assets—Intangible assets consist of patents, trademarks, acquired technology and customer relationships. Intangible assets are initially recognized at their respective acquisition costs. All of the Company's intangible assets have been determined to have finite useful lives and are, therefore, amortized using the straight-line method over their estimated useful lives:

Patents and trademarks	3 to 25 years
Acquired technology	4 years
Customer relationships	5 years

        Goodwill—Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually. The goodwill impairment test is a two-step test. Under step one, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. Management has determined to perform the annual impairment review of goodwill on the first business day of August, or more frequently when a triggering event occurs between annual impairment tests.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies (Continued)

        The Company acquired a 51% ownership interest in Ning Xiang on August 3, 2011, and recognized goodwill in the amount of $1.1 million at that time. There were no triggering events between the date of acquisition and August 31, 2011 to indicate that goodwill might be impaired.

        Impairment of Long-Lived Assets—Management evaluates the Company's long-lived assets, excluding goodwill, that consist of property, plant and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary. As of August 31, 2010 and 2011, the Company had not written down any of its long-lived assets as a result of impairment.

        Income Taxes—The Company accounts for income taxes under the asset and liability method. As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from differing accounting treatment for items such as accruals and allowances that are not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities which are included in the Company's consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company's consolidated statements of operations become deductible expenses under applicable income tax laws or when loss or credit carryforwards are utilized. Accordingly, realization of the deferred tax assets is dependent on the Company's ability to earn future taxable income against which these deductions, losses and credits can be utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the Company's deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period the change in the tax law was enacted.

        Management assesses the likelihood that the Company's deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not more likely than not, a valuation allowance is established. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

        Stock-based Compensation—Compensation costs related to employee stock options and restricted stock units are based on the fair value of the options and stock units on the date of grant, net of estimated forfeitures. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. The related stock-based compensation expense is generally recognized on a straight-line basis over the period in which an employee is required to provide service

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies (Continued)

in exchange for the options and stock units, or the vesting period of the respective options and stock units.

        The Company accounts for stock options issued to nonemployees also based on the fair value of the options, determined using the Black-Scholes option-pricing model. The fair value of stock options granted to nonemployees is remeasured each reporting period as the stock options vest, and the resulting change in value, if any, is recognized in the Company's consolidated statements of operations during the period the related services are rendered.

        Research and Development Costs—Research and development costs are expensed as incurred. Research and development costs are presented as a separate line item in the consolidated statements of operations.

        Advertising Costs—Advertising costs are expensed as incurred. Advertising costs totaled $6 thousand, $32 thousand and $104 thousand for the years ended August 31, 2009, 2010 and 2011, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

        Segment Reporting—The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company's reportable segments. The chief operating decision maker for the Company consists of the Chief Executive Officer and the Chief Operating Officer. The Company's chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280-10-50-1, "Segment Reporting."

        Deferred Rent—Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rental payments to be made during the original terms of the leases. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and, therefore, the rent expense will not equal the related cash payments. The difference between the actual cash payments and the straight-line expense is recorded as a deferred credit included in other current liabilities on the consolidated balance sheets. The deferred credit will ultimately be reduced to zero over the respective lease terms.

        Shipping and Handling Costs—The Company includes costs from shipping and handling within cost of revenues in the period in which they are incurred.

        Revenue Recognition—The Company recognizes revenue on sales of its products when persuasive evidence of an arrangement exists, the price is fixed or determinable, ownership and risk of loss has transferred and collection of the sales proceeds is probable. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies (Continued)

to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales which reduces product revenue in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from six months to one year. Management estimates the Company's warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

        Accounts Receivable—Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on the management's assessment of the collectibility of its customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay. Charges to bad debt expense were approximately $24 thousand, $100 thousand and $1,196 thousand during the years ended August 31, 2009, 2010 and 2011.

        Net Income (Loss) Per Share of SemiLEDs Common Stock—Basic net income (loss) per share is computed by dividing net income (loss) attributable to SemiLEDs common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) attributable to SemiLEDs common stockholders is determined by allocating undistributed earnings as if all of the earnings for the period had been distributed. Diluted net income (loss) per share is computed by using the weighted-average shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and unvested restricted stock units using the treasury stock method. The weighted-average number of shares of common stock used to calculate basic net income (loss) per share attributable to SemiLEDs common stockholders excludes those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest.

        Prior to SemiLEDs' initial public offering, basic and diluted net income (loss) per share attributable to SemiLEDs common stockholders are presented in conformity with the two-class method required for participating securities. Holders of Series A, B, C, D and E convertible preferred stock were each entitled to receive noncumulative dividends at the rate of 8% per annum, payable prior and in preference to any dividends on any other shares of the Company's capital stock. In the event a dividend was paid on common stock, the convertible preferred stockholders were entitled to a share of any such dividend on a pro rata basis as if they were holders of common shares (on an as-if converted basis). The two-class method was used for the period through December 8, 2010, the period that the convertible preferred shares were outstanding. In addition, the Company had multiple classes of common stock; however, because the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net income (loss) per share of common stock will, therefore, be the same for both Class A and Class B on an individual or combined basis. Therefore for the calculation of the net income (loss) per share of common stock, the Company

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

2. Summary of Significant Accounting Policies (Continued)

combined the weighted-average Class A and Class B because the assumed conversion of the Class B into shares of Class A would have no impact on the net income (loss) per share of common stock.

        Noncontrolling Interests—Noncontrolling interests arose from the acquisition of a 51% ownership interest in Ning Xiang during the year ended August 31, 2011. Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

        Commitments and Contingencies—Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

        Fair Value Measurements—The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

  •
  Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

  •
  Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

  •
  Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

        See Note 15 for further details.

Recently Issued Accounting Standard Update

        Presentation of comprehensive income—In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, "Presentation of Comprehensive Income." This ASU increases the prominence of other comprehensive income in the financial statements. Under this ASU, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option to present other comprehensive income in the statement of changes in equity. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2011. Early adoption is permitted. When the ASU is adopted, the Company will be required to apply the ASU retrospectively. The Company has elected not to early adopt this ASU and has not yet decided to whether present the components of net income and comprehensive income in one single financial statement or two consecutive financial statements when this ASU is adopted.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

3. Balance Sheet Components

Inventories

        Inventories as of August 31, 2010 and 2011 consist of the following (in thousands):

	August 31, 2010	August 31, 2011
Raw materials	$2,610	$3,450
Work in process	3,955	3,287
Finished goods	4,797	9,480

Total	$11,362	$16,217

        Inventory write-downs to estimated net realizable values for the years ended August 31, 2009, 2010 and 2011 were $815 thousand, $40 thousand and $5,793 thousand.

Property, Plant and Equipment

        Property, plant and equipment as of August 31, 2010 and 2011 consist of the following (in thousands):

	August 31, 2010	August 31, 2011
Buildings and improvements	$7,148	$12,924
Machinery and equipment	32,492	50,669
Leasehold improvements	2,225	3,123
Other equipment	1,230	2,136
Construction in progress	5,561	8,159

Total property, plant and equipment	48,656	77,011
Less: Accumulated depreciation and amortization	(16,727)	(25,207)

Property, plant and equipment, net	$31,929	$51,804

        Property, plant and equipment pledged as collateral for the Company's notes payable and lines of credit were $8.8 million and $12.8 million as of August 31, 2010 and 2011.

Intangible Assets

        Intangible assets as of August 31, 2010 and 2011 consist of the following (in thousands):

	August 31, 2010
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$335	$95	$240
Acquired technology	4	156	16	140

Total		$491	$111	$380

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

3. Balance Sheet Components (Continued)

	August 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$500	$114	$386
Acquired technology	4	172	61	111
Customer relationships	5	1,379	23	1,356

Total		$2,051	$198	$1,853

        Amortization expense recognized for the years ended August 31, 2009, 2010 and 2011 was $52 thousand, $37 thousand and $88 thousand.

        The estimated amortization expense for the Company's intangible assets as of August 31, 2011 for the next five years is as follows (in thousands):

Years Ending August 31,	Total
2012	$346
2013	346
2014	327
2015	295
2016	272

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities as of August 31, 2010 and 2011 consist of the following (in thousands):

	August 31, 2010	August 31, 2011
Accrued compensation and benefits	$1,348	$2,238
Accrued professional service fees	527	2,098
Accrued business expenses	496	879
Deferred rent	487	563
Taxes payable	903	351
Customer deposits	112	318
Government grants	128	53
Other liabilities	354	861

Total	$4,355	$7,361

4. Acquisitions

        Acquisition of SBDI—On April 1, 2010, the Company, through a wholly owned subsidiary, acquired 100% of the outstanding shares of SBDI for total cash consideration of $933 thousand. The consideration received from the Company was used by the SBDI shareholders to purchase 102,298

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

4. Acquisitions (Continued)

shares of the Company's non-voting Series E convertible preferred stock ("Series E") at a price of $9.12 per share. SBDI specializes in microstructure design, processing, manufacturing, packaging and testing service of silicon wafers for LED applications. The Company acquired SBDI to obtain certain packaging technology and related plant and equipment. The Company expensed acquisition-related costs in the amount of $15 thousand. The acquisition was accounted for as a business combination using the acquisition method of accounting. Accordingly, the results of SBDI are included in the Company's consolidated financial statements from the date of acquisition.

        The allocation of the purchase price was based upon a valuation that was completed during the fourth quarter of the year ended August 31, 2010. Because the purchase price was less than the fair value of the acquired net assets of SBDI, the Company recognized a gain on the acquisition of $349 thousand through other income. The allocation of the total purchase price to the assets acquired and liabilities assumed at their respective fair values on the date of acquisition is as follows (in thousands):

April 1, 2010
Current assets	$297
Plant and equipment	1,251
Other assets	59
Core technology	156
Patents and trademarks	4
Accrued liabilities	(485)

Total identifiable net assets acquired	1,282
Gain on acquisition	(349)

Total cash purchase price	$933

        The allocated fair values required management of the Company to make significant estimates and assumptions, especially with respect to the fair value of the intangible assets being acquired.

        Since the acquisition on April 1, 2010, the Company has recognized revenue of $92 thousand and net loss of $282 thousand from the operations of SBDI in the consolidated statements of operations for the year ended August 31, 2010. The following table presents the Company's unaudited pro forma results as if the acquisition of SBDI had been completed at the beginning of each period presented (in thousands, except per share data):

	Years Ended August 31,
	2009	2010
Revenue, net (unaudited)	$11,995	$35,981
Net income (loss) (unaudited)	$(4,775)	$10,226
Net income (loss) per share attributable to SemiLEDs common stockholders, basic and diluted (unaudited)	$(0.70)	$0.28

        The above unaudited pro forma information does not reflect any incremental direct costs, including any restructuring charges to be recorded in connection with the acquisition, or any potential

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

4. Acquisitions (Continued)

cost savings that may result from the consolidation of certain operations of the Company or SBDI. Accordingly, the unaudited pro forma financial information above is presented for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition of SBDI been completed as of the beginning of each of the periods being presented, nor is it necessarily indicative of future consolidated results.

        Acquisition of Ning Xiang—On August 3, 2011, the Company, through a wholly owned subsidiary, acquired 51% of the outstanding shares of Ning Xiang for total cash consideration of $3.5 million. The Company expensed acquisition related costs in the amount of $53 thousand. Ning Xiang is engaged in the design, development, manufacturing, marketing and sale of lighting fixtures and systems. The Company acquired 51% ownership interest in Ning Xiang for strategic reasons and, among other things, to assist with market intelligence.

        The acquisition was accounted for as a business combination using the acquisition method of accounting. Accordingly, the results of Ning Xiang are included in the Company's consolidated financial statements from the date of acquisition. The allocation of the purchase price was based upon a valuation that was completed in October 2011. Goodwill in the amount of $1.1 million was recognized and consists largely of the synergies. All of the goodwill was assigned to the Ning Xiang reporting unit. None of the goodwill recognized is expected to be deductible for income tax purposes.

        The following table summarizes the consideration paid for Ning Xiang and the amounts of estimated fair value of assets acquired and liabilities assumed at the date of acquisition, as well as the fair value of the noncontrolling interests in Ning Xiang at the acquisition date (in thousands):

August 3, 2011
Current assets	$3,661
Plant and equipment	166
Other assets	11
Customer relationships	1,379
Patents	24
Current liabilities	(1,257)

Total identifiable net assets acquired	3,984
Noncontrolling interests in Ning Xiang	(1,607)
Goodwill	1,106

Total cash purchase price	$3,483

        The allocated fair values required management of the Company to make significant estimates and assumptions, especially with respect to the fair value of the intangible assets being acquired.

        Since the acquisition on August 3, 2011, the Company has recognized revenue of $426 thousand and net loss of $47 thousand from the operations of Ning Xiang in the consolidated statements of operations for the year ended August 31, 2011. The following table presents the Company's unaudited

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

4. Acquisitions (Continued)

pro forma results as if the acquisition of Ning Xiang had been completed at the beginning of each period presented (in thousands, except per share data):

	Years Ended August 31,
	2010	2011
Revenue, net (unaudited)	$38,105	$36,855
Net income (loss) (unaudited)	$11,058	$(16,702)
Net income (loss) per share attributable to SemiLEDs common stockholders, basic (unaudited)	$0.27	$(0.90)
Net income (loss) per share attributable to SemiLEDs common stockholders, diluted (unaudited)	$0.26	$(0.90)

        The above unaudited pro forma information does not reflect any incremental direct costs, including any restructuring charges to be recorded in connection with the acquisition, or any potential cost savings that may result from the consolidation of certain operations of the Company or Ning Xiang. Accordingly, the unaudited pro forma financial information above is presented for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition of Ning Xiang been completed as of the beginning of each of the periods being presented, nor is it necessarily indicative of future consolidated results.

5. Investments in Unconsolidated Entities

        The Company's unconsolidated entities are joint ventures that the Company accounts for as investments on an equity or cost method basis. The equity method investments consist of SILQ (Malaysia) Sdn. Bhd. ("SILQ"), China SemiLEDs, and SS Optoelectronics Co., Ltd. ("SS Optoelectronics"). The Company's ownership interest and investments in unconsolidated entities as of August 31, 2010 and 2011 consist of the following (in thousands, except percentages):

	Percentage Ownership	August 31, 2010	August 31, 2011
Equity method investments:
SILQ	50%	$433	$833
China SemiLEDs	49%	14,575	13,434
SS Optoelectronics	49%	239	253
Cost method investments	Various	714	1,059

Total investments in unconsolidated entities		$15,961	$15,579

        There were no dividends received from unconsolidated entities during the years ended August 31, 2009, 2010 and 2011.

        Equity Method Investments—The following joint ventures are partially owned by the Company or its wholly-owned subsidiaries; however, the Company has determined it does not control the entities but can exercise significant influence over the operating and financial policies of the joint ventures. The Company accounts for these joint ventures using the equity method of accounting.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

5. Investments in Unconsolidated Entities (Continued)

        In September 2009, the Company, through a wholly owned subsidiary, contributed $570 thousand to form SILQ, a joint venture in Malaysia. In April 2011, the Company participated in SILQ's capital increase and contributed $662 thousand. The Company and the other investor in the joint venture each hold a 50% ownership and voting interest in SILQ's common stock. The Company entered into the joint venture agreement that established SILQ to design, manufacture and sell lighting fixtures and systems.

        In December 2009, the Company entered into an agreement to establish China SemiLEDs in Guangdong, China for the purposes of conducting research and development and producing LED epitaxial wafers and chips to be sold in China. The Company contributed $14.7 million to acquire a 49% ownership interest in China SemiLEDs. The excess of the Company's share of net assets of China SemiLEDs over the carrying value of this investment was $7.1 million at August 31, 2011. This negative basis difference is being amortized to income and the investment in China SemiLEDs over the weighted average useful life of the tangible assets used in the operations of China SemiLEDs, which is 11 years beginning in the period those assets are put in place and ready for their intended use. Such amortization commenced during the year ended August 31, 2011, which resulted in a $278 thousand increase to the Company's investment in China SemiLEDs and a corresponding reduction in the Company's equity in the net loss of China SemiLEDs.

        In December 2009, the Company, through a wholly owned subsidiary, entered into an agreement to contribute $980 thousand for a 49% ownership interest in SS Optoelectronics, a joint venture in Taiwan. The investment is payable based upon a payment schedule set forth in the agreement as follows: $245 thousand upon signing the agreement, $245 thousand after the incorporation of the joint venture and $490 thousand upon reaching a certain sales level. As of August 31, 2011, the Company had contributed $245 thousand. The Company entered into the joint venture agreement that established SS Optoelectronics to facilitate sales of the Company's LED chips to the other investor in the joint venture. However, the application for entry into the Hsinchu Science Park was rejected by the Hsinchu Science Park Administration because the main purpose of SS Optoelectronics was not for research and development or manufacturing as required under the regulations of the Administration. As such, the Company made a determination to dissolve the joint venture in accordance with the joint venture agreement and sent a notice of termination to the other investor in November 2010. Management does not expect that dissolving this joint venture will have a material impact on the Company's consolidated financial statements.

        The aggregate fair value of the Company's investments in the non-marketable stock of its equity method investees is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

5. Investments in Unconsolidated Entities (Continued)

        The following is a summary of the financial information for China SemiLEDs and the Company's other equity method investees (in thousands):

	August 31, 2010			August 31, 2011
Summary Balance Sheet Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Current assets	$35,147	$1,392	$36,539	$24,236	$1,959	$26,195
Noncurrent assets	22,892	111	23,003	63,620	538	64,158
Current liabilities	13,088	124	13,212	13,874	285	14,159
Noncurrent liabilities	—	—	—	32,139	—	32,139
Shareholders' equity	44,951	1,379	46,330	41,843	2,212	44,055

	Year Ended August 31, 2010			Year Ended August 31, 2011
Summary Statement of Operations Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Revenues, net	$—	$7	$7	$355	$213	$568
Gross loss	—	(33)	(33)	(3,267)	(39)	(3,306)
Loss from operations	(430)	(158)	(588)	(7,432)	(755)	(8,187)
Net loss	(258)	(371)	(629)	(6,388)	(769)	(7,157)

        Cost Method Investments—As of August 31, 2010 and 2011, the Company held investments in nonmarketable common stock of three and four unaffiliated companies with a carrying amount of $714 thousand and $1,059 thousand, respectively. The fair value of these investments is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

6. Deferred Income

        In March 2011, the Company received a one-time payment of $540 thousand, net of related costs of $60 thousand for the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement. In addition, China SemiLEDs has granted the Company a royalty-free, transferable and exclusive license to use the assigned patents globally except in manufacturing LED wafers and chips in China and agreed to license all future patents acquired by China SemiLEDs to the Company for the use in manufacturing or selling LED products globally. Income of $509 thousand on such assignment was initially deferred and is being recognized in other income over the life of the assigned patents. For the year ended August 31, 2011, the Company recognized $17 thousand in other income.

7. Indebtedness

        During the years ended August 31, 2010 and 2011, the Company utilized two operating lines of credit with certain banks in order to fulfill its short-term financing needs. In June 2011, the Company renewed a short-term loan agreement that had expired on March 18, 2011. The renewed loan agreement provides for the following three facilities: (i) an unsecured revolving credit facility for working capital purposes; (ii) the issuance of overseas letters of credit; and (iii) financing for

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

7. Indebtedness (Continued)

international transactions; of approximately $7.0 million in the aggregate. The lines of credit have maturity dates of six to eight months from the date of draw, bear interest rates ranging from 1.3% to 1.7% per annum as of August 31, 2011, and are secured by the Company's property, plant and equipment. The outstanding balances of the lines of credit were both $1.0 million as of August 31, 2010 and 2011. Unused amounts on the lines of credit were $4.7 million and $7.3 million as of August 31, 2010 and 2011.

        Long-term debt as of August 31, 2010 and 2011 consists of the following loans with a bank (in thousands):

	August 31, 2010	August 31, 2011
First note payable	$1,839	$1,901
Second note payable	1,246	1,044
Third note payable	1,411	1,243
Fourth note payable	—	2,898

Total long-term debt	4,496	7,086
Less: Current installments	(710)	(981)

Total long-term debt, excluding current installments	$3,786	$6,105

        In December 2010, the Company entered into the fourth note payable agreement with a bank, the proceeds of which were used for the purchase of the first and second floors of a building in Hsinchu, Taiwan.

        The long-term notes in the table above carry variable interest rates ranging from 1.7% to 1.8%, and 1.8% to 2.0% per annum as of August 31, 2010 and 2011, respectively, are payable in monthly installments, and are secured by the Company's property, plant and equipment. The interest rates are based on the annual time deposit rate plus a certain spread. The first note payable requires monthly payments of principal and interest in the amount of $14 thousand over the 15 year term of the note with final payment to occur in May 2024. The second note payable requires monthly payments of principal and interest in the amount of $30 thousand over the five year term of the note with final payment to occur in August 2014. The third note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five year term of the note with final payment to occur in May 2015. The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025. The notes do not have prepayment penalties or balloon payments upon maturity of the notes.

        The Company capitalized interest in the amount of $27 thousand, $9 thousand and $27 thousand during the years ended August 31, 2009, 2010 and 2011.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

7. Indebtedness (Continued)

        The scheduled principal payments for the Company's long-term debt as of August 31, 2011 consist of the following (in thousands):

Years Ending August 31,	Scheduled Principal Payments
2012	$981
2013	998
2014	1,017
2015	588
2016	338
Thereafter	3,164

Total	$7,086

8. Commitments and Contingencies

        Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which were noncancellable and which expire at various dates between February 2012 and December 2020. As of August 31, 2010 and 2011, the Company maintained outstanding deposits for these leases in the amount of $150 thousand and $214 thousand which were recorded as other long-term assets in the accompanying consolidated balance sheets. Lease expense related to these noncancellable operating leases was $843 thousand, $530 thousand and $750 thousand during the years ended August 31, 2009, 2010 and 2011. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company's operating leases as of August 31, 2011 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
2012	$777
2013	816
2014	823
2015	901
2016	873
Thereafter	517

Total	$4,707

        Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $6.9 million and $10.9 million as of August 31, 2010 and 2011.

        Litigation—The Company is subject to various claims arising in the ordinary course of business.

        On October 14, 2010, Cree, Inc., ("Cree"), a competitor and a major manufacturer of LED products, filed a complaint against the Company in the United States District Court of Delaware asserting infringement of certain of their patents. The complaint seeks injunctive relief, unspecified

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

8. Commitments and Contingencies (Continued)

monetary damages, pre- and post-judgment interest and attorneys' fees. The Company filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges the Company has infringed. On March 22, 2011, the court granted Cree's motion to amend and the second amended complaint was placed on file. Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of the Company as a defendant. The third amended complaint similarly alleges that the Company has infringed certain of Cree's patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys' fees. The Company answered the third amended complaint on May 16, 2011, denying all allegations of infringement. On August 15, 2011, the Company filed a complaint for patent infringement against Cree in the United States District Court of Delaware seeking injunctive relief, damages, pre- and post-judgment interest, costs, expenses and attorneys' fees for alleged infringement of certain of the Company's patents. Management believes that the Company has meritorious defenses and the Company intends to contest this lawsuit vigorously. Consequently, management does not believe it is probable there will be an unfavorable outcome as a result of the resolution of this uncertainty. Because Cree has not specified the monetary damages it is seeking and because of the early stage of this litigation, it is currently not possible for management to estimate an amount or range of possible loss at this time. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, it could have a material adverse effect on the Company's financial condition and results of operations.

        In August 2009, Gertrude F. Neumark Rothschild, a retired professor from the United States, filed a complaint with the Intellectual Property Court in Taiwan against the Company and seven other companies, asserting that the production process the Company uses to manufacture our LED chips infringes her patent in Taiwan. Mr. Trung T. Doan, the Company's chief executive officer, was named a codefendant. In the complaint, Ms. Rothschild seeks monetary damages and an injunction against future infringement. She alleges that the Company and Mr. Trung T. Doan are jointly and severally liable. On June 30, 2010, the complaint was dismissed by the court and on July 30, 2010, Ms. Rothschild appealed the decision. On October 28, 2010, a pleading was filed with the Intellectual Property Court in Taiwan by Ms. Rothschild's attorneys to withdraw her claim for an injunction against future infringement of her patent because such patent had expired on August 15, 2009. On May 18, 2011, the Intellectual Property Court granted a motion filed by the estate administrator of Ms. Rothschild, who has substituted Ms. Rothschild as the appellant and continues to seek initial monetary damages of NT$33.0 million (approximately $1.1 million). On August 25, 2011, the Intellectual Property Court in Taiwan dismissed the appeal. In September 2011, the right to further appeal the August 25, 2011 decision of the Intellectual Property Court by the estate administrator of Ms. Rothschild expired. Ms. Rothschild's lawsuit against the Company and Mr. Trung T. Doan was finally adjudicated in favor of the Company.

        Third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their past, current or future intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company's methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company's business, operating results, cash flows and financial position.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

8. Commitments and Contingencies (Continued)

        Indemnifications—Under the indemnification provisions of certain of the Company's distributor agreements, the Company agrees to defend the distributors against third-party intellectual property infringement claims. To date, there have been no material claims under such indemnification provisions.

9. Common and Convertible Preferred Stock and Equity

        Reverse Stock Split—On November 13, 2010, SemiLEDs' board of directors approved an Amended and Restated Certificate of Incorporation to effect a 14-to-1 reverse stock split of the Company's common and convertible preferred stock, subject to shareholder consent. This reverse stock split became effective upon shareholder approval and filing of the Amended and Restated Certificate of Incorporation on December 3, 2010. Accordingly, the common and convertible preferred stock authorized and outstanding, par values, stock options disclosures, net income (loss) per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

        Common Stock—Prior to SemiLEDs' initial public offering, the common stock was divided into Class A and Class B. The designations and rights of the Class A and Class B were identical except for their respective voting rights as the Class A were allowed one vote on all matters subject to a vote of the stockholders and, except as otherwise required by law, the Class B did not have the right to vote. Upon the closing of the initial public offering of SemiLEDs' common stock, the Class B converted into shares of Class A on a one-for-one basis.

        As of August 31, 2010, authorized and outstanding Class A and Class B common stock were as follows (in thousands):

	August 31, 2010
	Shares Authorized	Shares Issued and Outstanding
Class A	22,143	6,833
Class B	6,928	595

	29,071	7,428

        On December 8, 2010, SemiLEDs sold 5,250 thousand shares of common stock at a price of $17.00 per share in an initial public offering. The shares began trading on the NASDAQ Global Select Market on December 8, 2010. Also, on December 9, 2010, SemiLEDs' underwriters exercised their overallotment option to purchase another 788 thousand shares of common stock. The $95.5 million in net proceeds from the initial public offering, before deducting offering-related expenses of $3.5 million, were received on December 14, 2010, which was the closing date of the offering. Upon the completion of the initial public offering on December 8, 2010, all outstanding shares of Class B common stock converted into 661 thousand shares of common stock. Concurrently, SemiLEDs increased the number of authorized shares of common stock to 32,143 thousand with a par value of $0.0000056 per share.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

9. Common and Convertible Preferred Stock and Equity (Continued)

        Common Stock Reserved for Issuance—As of August 31, 2010 and 2011, SemiLEDs had reserved shares of common stock for issuance as follows (in thousands):

	August 31, 2010	August 31, 2011
Issuance under equity incentive plan	540	3,153
Conversion of convertible preferred stock	13,719	—

	14,259	3,153

        Convertible Preferred Stock—Authorized and outstanding convertible preferred stocks as of August 31, 2010 consist of the following (in thousands):

	August 31, 2010
	Shares Authorized	Shares Issued and Outstanding	Net Cash Proceeds	Liquidation Preference
Series A	6,875	6,875	$15,000	$15,000
Series B	863	863	3,625	3,625
Series C	3,185	3,185	20,005	26,305
Series D	1,096	1,096	10,000	10,000
Series E	1,700	1,700	15,043	15,500

Total	13,719	13,719	$63,673	$70,430

        During the year ended August 31, 2009, SemiLEDs issued 1,096 thousand shares of Series D convertible preferred stock ("Series D") for $9.12 per share and received total consideration of $10.0 million. During the year ended August 31, 2010, SemiLEDs issued 1,650 thousand shares of Series E for $9.12 per share and received total consideration of $15.0 million. The Company also issued 50 thousand shares of Series E to two executives of an acquired subsidiary during the year ended August 31, 2010. Net cash proceeds noted in the table above represent aggregate amounts received in cash from issuance of each series of convertible preferred stock less, if applicable, any amounts paid for repurchases. The convertible preferred stock was entitled to certain liquidation preferences, conversion rights and dividend rights. On November 19, 2010, an amendment to the Company's Amended and Restated Certificate of Incorporation became effective, wherein a change was made to the automatic conversion provisions for the Company's convertible preferred stock. The amendment stipulated that automatic conversion of Series A, B, C, D, and E into fully paid and nonassessable shares of Class A on a one-to-one basis would occur upon the occurrence of certain events. Upon the completion of the initial public offering on December 8, 2010, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis, as adjusted for the 14-for-1 reverse stock split described above, and shares of convertible preferred stock are no longer authorized to be issued. The convertible preferred stock converted into 13,719 thousand shares of common stock.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

10. Stock-based Compensation

        As of August 31, 2010, the Company had one stock-based compensation plan (the "2005 Plan"). In November 2010, SemiLEDs' board of directors and its stockholders approved the 2010 Equity Incentive Plan (the "2010 Plan"), discussed further below, which became effective upon the completion of the initial public offering on December 8, 2010.

        The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase Series E shares issued, which were converted into common stock on a one-for-one basis, as part of an employment agreement related to the Company's acquisition of SBDI. A summary of the stock-based compensation expense for the years ended August 31, 2009, 2010 and 2011 are as follows (in thousands):

	Years Ended August 31,
	2009	2010	2011
Stock options and stock units to employees	$16	$131	$862
Stock units to directors	—	—	823
Stock options to nonemployees	—	54	(27)
Other stock-based compensation activity	—	62	127

	$16	$247	$1,785

        There was no recognized stock-based compensation tax benefit for the years ended August 31, 2009, 2010 and 2011, as the Company's U.S. operation recorded a full valuation allowance on all deferred tax assets.

        Equity Incentive Plans—A total of 3,849 thousand shares of common stock was reserved for issuance under the 2005 Plan and 2010 Plan. After the initial public offering, awards shall be made from the 2010 Plan. The 2010 Plan provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company's employees, officers, directors and consultants. Options outstanding under the 2005 Plan will continue to be governed by its existing terms.

        During fiscal 2011, the Company granted options for 453 thousand shares of SemiLEDs' common stock and 275 thousand stock units to its employees. These options and stock units vest over four years at a rate of 25% on each anniversary of the vesting start date and the options have a contractual term of ten years, subject to earlier expiration in the event of the holder's service termination. The exercise price of stock options and the grant-date fair value of stock units equal to the closing price of the common stock on the grant date. In addition, on January 20, 2011, the Company also granted 71 thousand stock units to SemiLEDs' directors that vest 100% on the first anniversary of the vesting start date. The grant-date fair value of the stock units is $19.00 per unit.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

10. Stock-based Compensation (Continued)

        Employee Stock-based Compensation Expense—The total employee stock-based compensation expense for the years ended August 31, 2009, 2010 and 2011 are recognized in the consolidated statements of operations as follows (in thousands):

	Years Ended August 31,
	2009	2010	2011
Cost of revenues	$—	$52	$523
Research and development	—	33	184
Selling, general and administrative	16	46	155

	$16	$131	$862

        Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. A forfeiture rate of zero is estimated for stock-based awards with vesting term that is less than one year from the time of grant.

        Determining Fair Value of Stock Options—The fair value of each grant of stock options during the years ended August 31, 2009, 2010 and the 2011 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

        Valuation Method—Management estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

        Expected Term—The expected term represents the period that the Company's stock options are expected to be outstanding. The expected term for options granted to employees of the Company is derived from historical data on employee exercises and post-vesting employment termination behavior after taking into account the contractual life of the award. The expected term for nonemployee options is equal to the contractual life of the option.

        Expected Volatility—The expected volatility was based on the implied stock volatilities of several of the Company's publicly-traded peers over a period equal to the expected terms of the options as SemiLEDs did not have a sufficient trading history to use the volatility of its own common stock.

        Fair Value of Common Stock—The fair value of the common stock underlying the stock options was based on the trading price of SemiLEDs' shares on the date of grant. Prior to SemiLEDs' initial public offering, the fair value of common stock at the date of grant was determined by the board of directors by considering a number of objective and subjective factors including independent valuation reports, valuations of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, among other factors.

        Risk-Free Interest Rate—The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the related options.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

10. Stock-based Compensation (Continued)

        Expected Dividend—The expected dividend has been zero for the Company's option grants as SemiLEDs has never paid dividends and does not expect to pay dividends for the foreseeable future.

        Summary of Assumptions—The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants of options during the years ended August 31, 2009, 2010 and 2011:

	Years Ended August 31,
	2009	2010	2011
Dividend rate	0%	0%	0%
Risk-free interest rate	2.3%	2.7%	2.2%
Expected term (in years)	5.9	6.2	6.3
Expected volatility	61.6%	69.3%	48.1%

        The weighted-average grant date fair value of the Company's stock options granted during the years ended August 31, 2009, 2010 and 2011 was $0.14, $6.86 and $6.85 per share. The aggregate grant date fair value of the Company's stock options granted to employees during the years ended August 31, 2009, 2010 and 2011 was $36 thousand, $874 thousand, and $3,100 thousand.

        A summary of the option activity and changes under the 2005 Plan and 2010 Plan for the years ended August 31, 2009, 2010 and 2011 is presented below:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2008	652	$0.42	7.9	32
Granted	316	0.84
Forfeited	(12)	0.70
Exercised	(6)	0.70

Outstanding—August 31, 2009	950	0.56	7.6	41
Granted	138	1.68
Forfeited	(25)	0.84
Exercised	(556)	0.42

Outstanding—August 31, 2010	507	1.12	8.1	4,766
Granted	453	14.31
Forfeited	(85)	6.95
Exercised	(100)	0.78

Outstanding—August 31, 2011	775	$8.20	8.5	1,456

Vested and expected to vest—August 31, 2011	645	$7.66	8.4	$1,347
Exercisable—August 31, 2011	102	$1.07	6.8	$430

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

10. Stock-based Compensation (Continued)

        The aggregate intrinsic value of options exercised under the Plan was $0, $3.0 million and $0.8 million for the years ended August 31, 2009, 2010 and 2011, determined as of the date of option exercise.

        Additional information regarding the Company's stock options outstanding and vested as of August 31, 2011 is summarized below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price per Share	Number	Weighted- Average Exercise Price per Share
	(In thousands)			(In thousands)
$0.21 - $0.42	17	4.4	$0.31	17	$0.31
$0.84 - $4.89	396	7.8	1.65	82	0.87
$6.08 - $15.61	97	9.7	6.82	3	9.10
$19.00 - $19.00	265	9.4	19.00	—	—

$0.21 - $19.00	775	8.5	$8.20	102	$1.07

        As of August 31, 2010 and 2011, total compensation cost related to unvested stock options granted to employees under the Plan, but not yet recognized, was $0.8 million and $2.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 1.8 years and 3.3 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

        Determining Fair Value of Stock Units—Grant date fair value is based upon the market price of SemiLEDs' common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

        A summary of the stock unit awards outstanding and changes under the 2010 Plan for the year ended August 31, 2011 is presented below:

	Number of Stock Units Outstanding	Weighted- Average Grant Date Fair Value
	(In thousands)
Outstanding—September 1, 2010	—	$—
Granted	346	17.17
Vested	—	—
Forfeited	(29)	19.00

Outstanding—August 31, 2011	317	$17.00

        As of August 31, 2011, unrecognized compensation cost related to unvested stock unit awards of $3.0 million is expected to be recognized over a weighted average period of 3.5 years, and will be adjusted for subsequent changes in estimated forfeitures.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

10. Stock-based Compensation (Continued)

        Common Stock Subject to Repurchase—The Company allows certain option holders to exercise prior to vesting; however, the Company maintains the right to repurchase these shares at the original exercise price paid by the option holder for these unvested but issued shares of common stock. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability on the consolidated balance sheets. The liability is reclassified into equity on a pro rata basis as the shares vest. As of August 31, 2010 and 2011, the Company had 5 thousand and 3 thousand outstanding shares of common stock subject to repurchase.

        Restricted Stock—SemiLEDs issued 6,875 thousand shares of Class A, which were converted into common stock on a one-to-one basis, to its founders when the Company was established in 2005. On the date of issuance, 25% of these shares vested immediately while the remaining 5,156 thousand shares were to vest in equal quarterly installments over four years from the date of issuance if the founders remained with the Company. During the year ended August 31, 2009, 42 thousand of these shares were repurchased by the Company upon the resignation of one of the founders. Otherwise, the shares vested according to plan and are no longer subject to repurchase as of August 31, 2010 and 2011.

        Stock Option Activity for Nonemployees—During the years ended August 31, 2009 and 2010, SemiLEDs issued options to nonemployees for the purchase of 5 thousand and 4 thousand shares of common stock in exchange for services. These options were issued with an exercise price of $0.84 per share and $0.91 per share during the years ended August 31, 2009 and 2010. These options generally vest over four years. No options were issued to nonemployees during fiscal 2011. The Company accounts for these nonemployee options based on the fair value of the awards through the vesting period. The options were valued each reporting period using the Black-Scholes option-pricing model using the remaining contractual term as the expected term.

        Other Stock-based Compensation Activity—During the year ended August 31, 2010, SemiLEDs issued 50 thousand shares of non-voting Series E, which were converted into common stock on a one-to-one basis at the time of SemiLEDs' initial public offering, to two SBDI executives as part of an employment agreement. The two senior executives are required to sell a portion of their shares of Series E back to the Company for a nominal amount if they resign from SBDI prior to December 31, 2013. The shares subject to the repurchase provision under the agreement are reduced each year as though the shares are ratably vesting at a rate of one-fourth of the shares issued on December 31 of each year. The aggregate fair value of the shares on the grant date was $457 thousand and is being recorded as compensation expense on a straight-line basis over the period the repurchase restrictions lapse. As of August 31, 2011, approximately 13 thousand of these shares had vested.

11. Net Income (Loss) Per Share of Common Stock

        The following tables set forth the computation of the Company's basic and diluted net income (loss) per share of common stock for the years ended August 31, 2009, 2010 and 2011 (in thousands,

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

11. Net Income (Loss) Per Share of Common Stock (Continued)

except per share data). The two-class method was used for the period through December 8, 2010, the period that the convertible preferred shares were outstanding.

	Years Ended August 31,
	2009	2010	2011
Numerator:
Basic:
Net income (loss) attributable to SemiLEDs stockholders	$(3,693)	$10,828	$(16,104)
8% noncumulative dividends on convertible preferred stock	—	(5,634)	(1,532)
Undistributed earnings allocated to convertible preferred stockholders	—	(3,370)	(1,538)

Net income (loss) attributable to SemiLEDs common stockholders, basic	$(3,693)	$1,824	$(19,174)

Diluted:
Net income (loss) attributable to SemiLEDs common stockholders, basic	$(3,693)	$1,824	$(19,174)
Undistributed earnings re-allocated to common stock	—	78	—

Net income (loss) attributable to SemiLEDs common stockholders, diluted	$(3,693)	$1,902	$(19,174)

Denominator:
Basic:
Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders, basic	6,600	7,090	21,887

Diluted:
Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders, basic	6,600	7,090	21,887
Add: Weighted average effect of dilutive securities:
Stock options	—	633	—

Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders, diluted	6,600	7,723	21,887

Net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	$(0.56)	$0.26	$(0.88)

Diluted	$(0.56)	$0.24	$(0.88)

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

11. Net Income (Loss) Per Share of Common Stock (Continued)

        The following securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Years Ended August 31,
	2009	2010	2011
Convertible preferred stock	12,019	13,719	—
Stock units and stock options to purchase common stock	950	—	413
Common stock subject to repurchase	5	—	3

12. Income Taxes

        Substantially all of the Company's income (loss) from continuing operations before income taxes is derived from the operations in Taiwan and, therefore, substantially all of the Company's income tax expense (benefit) attributable to income from continuing operations is incurred in Taiwan.

        The statutory income tax rate in Taiwan is 17%. An additional 10% corporate income tax is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as legal reserve before the end of the following year. The 10% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

        The Company's income (loss) before income taxes for the years ended August 31, 2009, 2010 and 2011 consist of the following (in thousands):

	Years Ended August 31,
	2009	2010	2011
U.S. operation	$(212)	$(625)	$(5,342)
Foreign operations	(3,481)	11,720	(10,071)

Income (loss) before income taxes	$(3,693)	$11,095	$(15,413)

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

12. Income Taxes (Continued)

        The components of income tax expense for the years ended August 31, 2009, 2010 and 2011 consist of the following (in thousands):

	Years Ended August 31,
	2009	2010	2011
Current:
U.S. federal	$—	$—	$—
U.S. state	—	—	—
Foreign	—	851	38

Total current	$—	$851	$38

Deferred:
U.S. federal	$—	$—	—
U.S. state	—	—	—
Foreign	—	(584)	687

Total deferred	—	(584)	$687

Total income tax expense	$—	$267	$725

        Net deferred tax assets (liabilities) as of August 31, 2010 and 2011 consist of the following (in thousands):

	August 31, 2010	August 31, 2011
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$379	$1,303
Income tax credits	583	2,962
Allowance for doubtful accounts	—	236
Accruals and other	11	134
Property, plant and equipment	11	12
Stock-based compensation	79	405
Foreign investment loss	—	942
Net operating loss carryforwards	882	2,409

Total gross deferred tax assets	1,945	8,403
Less: Valuation allowance	(1,361)	(8,122)

Net deferred tax assets	$584	$281

Deferred tax liabilities:
Property, plant and equipment	$—	$(46)
Intangible assets	—	(233)
Other	—	(2)

Total gross deferred tax liabilities	—	(281)

Net deferred tax assets	$584	$—

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

12. Income Taxes (Continued)

        Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to pretax income (loss) for the years ended August 31, 2009, 2010 and 2011 as a result of the following (in thousands):

	Years Ended August 31,
	2009	2010	2011
Computed "expected" tax (benefit)	$(1,256)	$3,772	$(5,240)
State tax—net of federal benefit	—	—	—
Foreign tax rate differential	620	(1,920)	1,917
Increase in investment credits and others	—	43	(1,907)
Valuation allowance	636	(1,628)	5,955

Income tax expense	$—	$267	$725

        A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax loss carryforwards utilizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has established a valuation allowance which offsets the net deferred tax assets as of August 31, 2010 and 2011 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. Deferred tax assets that are not offset by a valuation allowance are more likely than not to be realized by the Company.

        During the years ended August 31, 2009, 2010 and 2011, the change in the beginning of the year valuation allowance as a result of changes in estimates was an increase (a decrease) of $0 thousand, $(1,163) thousand and $584 thousand, respectively.

        As of August 31, 2011, the Company had U.S. federal net operating loss carryforwards of $2.9 million, expiring beginning in 2025. As of August 31, 2011, the Company had state net operating loss carryforwards of $489 thousand, expiring beginning in 2017. As of August 31, 2011, the Company had foreign income tax credit carryovers of $3.0 million, expiring beginning in 2011. As of August 31, 2011, the Company had foreign net operating loss carryforwards of $7.9 million, expiring beginning in 2013.

        Internal Revenue Code section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income that can be offset by net operating carryforwards after a change in control of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Management believes that any limitation imposed by Section 382 should not have a significant impact on the utilization of its operating loss carryforwards against taxable income in future periods.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

12. Income Taxes (Continued)

Uncertain Tax Positions

        A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended August 31, 2009, 2010 and 2011 consist of the following (in thousands):

	Years Ended August 31,
	2009	2010	2011
Unrecognized benefit—beginning of year	$87	$119	$252
Gross increases—current year tax positions	46	89	—
Gross increases—prior years tax positions	—	44	78
Gross decreases—prior years tax positions	(14)	—	—

Unrecognized benefit—end of year	$119	$252	$330

        The entire amount of the unrecognized tax benefits would impact the Company's effective tax rate if recognized.

        Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2010 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

13. Related-Party Transactions

        During fiscal 2011, the Company sold $611 thousand of products to China SemiLEDs pursuant to standard purchase orders. In addition, the Company provided technical, engineering and operational support services to China SemiLEDs during the build-out of manufacturing facilities. Service fees of $308 thousand charged to China SemiLEDs for the year ended August 31, 2011 was negotiated on an arm's length basis. The Company also paid certain costs for China SemiLEDs during the years ended August 31, 2010 and 2011. As of August 31, 2010 and 2011, amounts due from China SemiLEDs of $64 thousand and $780 thousand, respectively, were recorded as accounts receivable from related parties on the consolidated balance sheet. During fiscal 2011, China SemiLEDs paid certain costs for the Company. As of August 31, 2011, the Company had $5 thousand due to China SemiLEDs, which was recorded in other current liabilities.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

14. Product and Geographic Information

        Revenues by products for the years ended August 31, 2009, 2010 and 2011 are as follows (in thousands):

	Years Ended August 31,
	2009	2010	2011
LED chips	$8,960	$27,579	$19,712
LED components	2,328	7,621	10,733
Other(1)	263	563	3,457

Total	$11,551	$35,763	$33,902

(1)
Other includes revenues attributable to the sale of general lighting products for use in residential homes and office buildings, the sale of epitaxial wafers, scraps and raw materials, and the provision of services.

        Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2009, 2010 and 2011 (in thousands):

	Years Ended August 31,
	2009	2010	2011
Taiwan	$3,671	$14,750	$15,563
China	4,750	10,503	3,788
Hong Kong	707	1,893	3,650
Russia	66	3,486	4,549
United States	771	1,392	2,569
Korea	539	1,215	202
Other	1,047	2,524	3,581

Total	$11,551	$35,763	$33,902

Long-Lived Assets

        Substantially all of the Company's long-lived assets are located in Taiwan.

15. Fair Value Measurements

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at August 31, 2010 and 2011 (in thousands). Fair value is defined as the amount

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

15. Fair Value Measurements (Continued)

that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	August 31, 2010		August 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$13,520	$13,520	$83,619	$83,619
Receivables (including related parties)	7,693	7,693	5,480	5,480
Other assets (non-derivatives)	446	446	1,051	1,051
Financial liabilities:
Notes payable to banks	1,042	1,042	972	972
Payables (including related parties)	6,645	6,645	11,223	11,223
Long-term debt (including current installments)	$4,496	$4,505	$7,086	$7,032

        The fair values of the financial instruments shown in the above table as of August 31, 2010 and 2011 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  •
  Cash and cash equivalents, receivables and payables (including related parties) and notes payable to banks: The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

  •
  Other assets (non-derivatives) include value-added tax ("VAT") refund receivables, refundable deposits, and restricted time deposits. The fair value of VAT refund receivables approximates the carrying amount because of the short maturity. The fair value of refundable deposits and restricted time deposits with no fixed maturity is based on the carrying amount.

  •
  Long-term debt: The fair value of the Company's variable rate long-term debt is estimated based on the prevailing market rate adjusted by the Company's credit spread.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

16. Quarterly Results of Operations (Unaudited)

        The following tables set forth selected quarterly statement of operations data for each of the years ended August 31, 2010 and 2011 (in thousands, except per share data):

	Three Months Ended
	November 30, 2010	February 28, 2011	May 31, 2011	August 31, 2011(1)	Fiscal 2011
Revenues, net	$13,016	$9,957	$5,600	$5,329	$33,902
Cost of revenues	6,376	7,628	5,124	10,306	29,434
Gross profit (loss)	6,640	2,329	476	(4,977)	4,468
Operating expenses	1,734	2,936	4,370	7,158	16,198
Income (loss) from operations	4,906	(607)	(3,894)	(12,135)	(11,730)
Equity in losses from unconsolidated entities, net	(222)	(675)	(1,105)	(1,124)	(3,126)
Income tax expense (benefit)	276	(219)	(10)	678	725
Net income (loss) attributable to SemiLEDs stockholders	$3,820	$(1,168)	$(5,123)	$(13,633)	$(16,104)
Net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	$0.11	$(0.05)	$(0.19)	$(0.50)	$(0.88)
Diluted	$0.11	$(0.05)	$(0.19)	$(0.50)	$(0.88)

	Three Months Ended
	November 30, 2009	February 28, 2010	May 31, 2010	August 31, 2010	Fiscal 2010
Revenues, net	$6,705	$7,684	$9,886	$11,488	$35,763
Cost of revenues	4,869	4,515	4,846	5,410	19,640
Gross profit	1,836	3,169	5,040	6,078	16,123
Operating expenses	1,230	1,003	1,501	1,220	4,954
Income from operations	606	2,166	3,539	4,858	11,169
Equity in losses from unconsolidated entities	—	(10)	(159)	(144)	(313)
Income tax expense (benefit)	27	93	151	(4)	267
Net income attributable to SemiLEDs stockholders	$363	$1,916	$3,246	$5,303	$10,828
Net income per share attributable to SemiLEDs common stockholders:
Basic	$—	$0.04	$0.09	$0.19	$0.26
Diluted	$—	$0.04	$0.09	$0.18	$0.24

(1)
Significant 2011 fourth quarter adjustments include an inventory write-down of $4,274 thousand as a result of a decline in the average selling prices, and an increase in bad debt expense of $1,146 thousand, mainly due to a single customer. Because of the significant 2011 fourth quarter loss before income taxes, the Company recognized a valuation allowance increase of $584 thousand on its net deferred tax assets, resulting in a significant charge to income tax expense in the 2011 fourth quarter.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

17. Condensed Parent Company Only Financial Statements

        As a holding company, dividends received from SemiLEDs' subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

Condensed Balance Sheets	August 31, 2010	August 31, 2011
ASSETS
Cash and cash equivalents	$577	$75,348
Prepaid expenses and other current assets	5,117	1,276
Intangible assets, net	84	79
Investments in subsidiaries	50,577	65,710
Investments in unconsolidated entities	15,289	14,148

TOTAL ASSETS	$71,644	$156,561

LIABILITIES AND EQUITY
Accrued expenses and other current liabilities	$445	$183
Total equity	71,199	156,378

TOTAL LIABILITIES AND EQUITY	$71,644	$156,561

        Except for the litigation disclosed in Note 8, SemiLEDs had no other contingencies, long-term obligations and guarantees as of August 31, 2010 and 2011.

	Years Ended August 31,
Condensed Statements of Operations	2009	2010	2011
Operating expenses:
Selling, general and administrative expenses	$214	$502	$2,699

Loss from operations	(214)	(502)	(2,699)
Other income (expenses):
Equity in losses from unconsolidated entities, net	—	(126)	(2,769)
Equity in earnings (losses) from subsidiaries, net	(3,481)	11,453	(10,762)
Interest income	2	1	126
Other income	—	2	—

Total other income (expenses), net	(3,479)	11,330	(13,405)

Net income (loss)	$(3,693)	$10,828	$(16,104)

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2009, 2010 and 2011

17. Condensed Parent Company Only Financial Statements (Continued)

	Years Ended August 31,
Condensed Statements of Cash Flows	2009	2010	2011
Net cash provided by (used in):
Operating activities	$(203)	$(94)	$2,097
Investing activities	(10,000)	(14,746)	(20,101)
Financing activities	9,940	15,291	92,775

Net increase (decrease) in cash and cash equivalents	(263)	451	74,771
Cash and cash equivalents at beginning of year	389	126	577

Cash and cash equivalents at end of year	$126	$577	$75,348

18. Subsequent Events

        On October 11, 2011, Cree filed an answer and counterclaims to the Company's complaint, denying all allegations of infringement, alleging that the Company and Taiwan SemiLEDs have infringed certain of its patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys' fees. The Company and Taiwan SemiLEDs filed their answer to Cree's counterclaims on November 4, 2011. These subsequent events have not resulted in any changes to management's assessment and evaluation about this loss contingency for financial reporting purposes.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

        This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm on the effectiveness of the Company's internal controls over financial reporting due to a transition period, established by rules of the SEC for newly public companies. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a management report that assesses the effectiveness of our internal control over financial reporting in our annual report on Form 10-K beginning with our annual report for the fiscal year ending August 31, 2012. In addition, if applicable, our independent registered public accounting firm will be required to attest to and report on the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require a significant amount of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item with respect to directors and executive officers, audit committee and audit committee financial expert and our code of ethics is set forth under the heading "Proposal 1: Election of Directors" in the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, or the Proxy Statement, and is incorporated herein by reference. We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding amendments to or waivers of our code of ethics by posting such information on our website at http://investors.semileds.com/governance.cfm. The information required by this Item with respect to compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the heading "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item is set forth under the heading "Compensation of the Named Executive Officers and Directors" in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of August 31, 2011. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	1,092	(1)	$8.20	2,061
Equity compensation plans not approved by security holders	—		—	—
Total	1,092			2,061

(1)
Consists of stock options granted under the 2005 Equity Incentive Plan and the 2010 Equity Incentive Plan, and restricted stock units granted under the 2010 Equity Incentive Plan. No additional grants can be made under the 2005 Equity Incentive Plan after December 8, 2010.

(2)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.

        The information required by this Item with respect to the securities ownership of directors, officers and certain beneficial owners is set forth under the heading "Principal Stockholders" in the Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item with respect to related party transactions is set forth under the heading "Certain Relationships and Related Party Transactions" in the Proxy Statement and is incorporated herein by reference. The information required by this Item with respect to director independence is set forth under the heading "Proposal 1: Election of Directors" in the Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is set forth under the heading "Proposal 4: Ratification of Appointment of Independent Public Accounting Firm" in the Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements:

•
Reports of Independent Registered Public Accounting Firms

•
Consolidated Balance Sheets

•
Consolidated Statements of Operations

•
Consolidated Statements of Equity and Comprehensive Income (Loss)

•
Consolidated Statements of Cash Flows

•
Notes to Consolidated Financial Statements

(2)
Consolidated Financial Statement Schedule:

        The following financial statement schedule of SemiLEDs Corporation and its subsidiaries for fiscal years 2009, 2010 and 2011 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of SemiLEDs Corporation and its subsidiaries.

Schedule

  II
  Valuation and Qualifying Accounts

        All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

  (3)
  Exhibits:

        The exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2011	SemiLEDs Corporation
	By:	/s/ TRUNG TRI DOAN Trung T. Doan Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN Trung T. Doan	Chairman and Chief Executive Officer (Principal Executive Officer)	November 22, 2011
/s/ DAVID YOUNG David Young	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 22, 2011
/s/ TRAN ANH CHUONG Dr. Anh Chuong Tran	Director	November 22, 2011
/s/ SCOTT R. SIMPLOT Scott R. Simplot	Director	November 22, 2011
/s/ RICHARD P. BECK Richard P. Beck	Director	November 22, 2011
/s/ RICHARD S. HILL Richard S. Hill	Director	November 22, 2011
/s/ JACK LAU Dr. Jack Lau	Director	November 22, 2011
/s/ MARK W. JOHNSON Mark Johnson	Director	November 22, 2011

SEMILEDS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended August 31,
	2009	2010	2011
	(In thousands)
Allowance for Doubtful Accounts:
Beginning balance	$92	$112	$101
Charged to bad debt expense	24	100	1,196
Write-offs of bad debt	(4)	(111)	—
Effect of exchange rate changes	—	—	42

Ending balance	$112	$101	$1,339

EXHIBIT INDEX

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto	S-1/A	333-168624	3.1 (c)	November 22, 2010

3.1		Amended and Restated Articles of Association of Xuri Guangdiam Co., Ltd. dated March 26, 2010 (translation)	10-Q	333-168624	99.1	September 14, 2010

3.2		Amended and Restated Bylaws of Registrant	S-1/A	333-168624	3.2 (b)	November 22, 2010

4.1		Form of Common Stock Certificate	S-1/A	333-168624	4.1	November 22, 2010

4.2		Amended and Restated Investor Rights Agreement by and among SemiLEDs Corporation and certain investors and stockholders, dated April 1, 2010	S-1	333-168624	4.2	August 6, 2010

10.1	†	2005 Equity Incentive Plan (amended March 1, 2010)	S-1	333-168624	10.1	August 6, 2010

10.2	†	2010 Equity Incentive Plan	S-1/A	333-168624	10.2	November 12, 2010

10.3	†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S-1	333-168624	10.3	August 6, 2010

10.4	†	Amended and Restated Employment Agreement with Dr. Anh Chuong Tran, dated March 15, 2005	S-1	333-168624	10.4	August 6, 2010

10.5	†	Employment Agreement with David Young, dated August 14, 2007	S-1/A	333-168624	10.5	September 14, 2010

10.6	†	Employee Agreement with Jack S. Yeh, dated August 2, 2005	S-1/A	333-168624	10.6	September 14, 2010

10.7	†	Employee Agreement with Lanfang (Lydia) Chin, dated November 17, 2008	S-1/A	333-168624	10.7	September 14, 2010

10.8		Form of Proprietary Information and Inventions Agreement	S-1/A	333-168624	10.8	September 14, 2010

10.9		Form of Non-competition Agreement	S-1/A	333-168624	10.9	September 14, 2010

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	†	Form of Option Agreement for the 2010 Equity Incentive Plan	S-1/A	333-168624	10.10	November 16, 2010

10.11	†	Form of Indemnification Agreement with directors and officers	S-1/A	333-168624	10.11	October 26, 2010

10.12		Promoters Agreement of Xurui Guangdian Co., Ltd. dated December 25, 2009 (translation)	S-1/A	333-168624	10.12	September 14, 2010

10.13		Capital Increase Agreement of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	10.13	September 14, 2010

10.14		Amended and Restated Patent Assignment and License Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated July 19, 2010, amended on September 20, 2010 (translation)	S-1/A	333-168624	10.14	October 6, 2010

10.15		Patent Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.15	September 14, 2010

10.16		Trademark Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.16	September 14, 2010

10.17		Agreement for Issuance of Overseas Letter of Credit between E. SUN Commercial Bank and Semi-Photonics Co., Ltd. (former name of SemiLEDs Optoelectronics Co., Ltd.), dated December 1, 2006 (translation)	S-1/A	333-168624	3.1 (b)	October 6, 2010

10.18		Warranty agreement between Semi-Photonics Co., Ltd. (former name of SemiLEDs Optoelectronics Co., Ltd.) and Lite-On Technology Corporation, dated March 13, 2009	S-1/A	333-168624	10.18	September 14, 2010

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19		Lease agreement between Luxxon Technology Corporation and Semi-Photonics Co., Ltd. (former name of SemiLEDs Optoelectronics Co., Ltd.), dated December 1, 2006	S-1/A	333-168624	10.19	October 6, 2010

10.20		Collaboration and Distribution Agreement between Intematix Corporation and SemiLEDs Corporation dated April 18, 2007	S-1/A	333-168624	10.20	October 26, 2010

10.21		International Distribution Agreement between Semi-Photonics Co., Ltd. and Nanoteco Corporation dated December 20, 2006	S-1/A	333-168624	10.21	October 6, 2010

10.22		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2009 (translation)	S-1/A	333-168624	10.22	October 6, 2010

10.23		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 22, 2009 (translation)	S-1/A	333-168624	10.23	October 6, 2010

10.24		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2010 (translation)	S-1/A	333-168624	10.24	October 6, 2010

10.25		Purchase and Sale Agreement between SemiLEDs Optoelectronics Co., Ltd. and Prime Optical Fiber Corporation dated September 17, 2010	S-1/A	333-168624	10.25	November 12, 2010

10.26		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated November 10, 2010(translation)	10-Q	001-34992	10.1	April 12, 2011

10.27	†	Employment Agreement with Yingku Adam Lin, dated April 21, 2011	10-Q	001-34992	10.1	July 12, 2011

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	Comprehensive Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co. Ltd., dated June 16, 2011	10-Q	001-34992	10.4	July 12, 2011

16.1	Letter Regarding Change in Certified Accountant, dated May 31, 2011	8-K	001-34992	16.1	May 31, 2011

21.1	List of Subsidiaries					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

23.2	Consent of KPMG, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350					X

†
Management contract or compensatory arrangement