Form 10-Q
period 2011-11-30
SemiLEDs Corp
filed 2012-01-12
CIK 1333822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,322,271 shares of common stock, par value $0.0000056 per share, outstanding as of January 6, 2012.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30, 2011	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,954	$83,619
Accounts receivable, net of allowance for doubtful accounts of $1,276 and $1,339	3,962	4,655
Accounts receivable from related parties	1,334	825
Inventories	16,843	16,217
Prepaid expenses and other current assets	1,642	1,542
Total current assets	97,735	106,858
Property, plant and equipment, net	51,892	51,804
Intangible assets, net	1,716	1,853
Goodwill	1,058	1,106
Investments in unconsolidated entities	13,771	15,579
Other assets	1,152	1,126
TOTAL ASSETS	$167,324	$178,326
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$961	$972
Current installments of long-term debt	942	981
Accounts payable	3,914	4,464
Accrued expenses and other current liabilities	7,664	7,361
Deferred income, current portion	51	51
Total current liabilities	13,532	13,829
Long-term debt, excluding current installments	5,602	6,105
Deferred income, net of current portion	428	441
Total liabilities	19,562	20,375
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—32,143 shares authorized; 27,315 and 27,285 shares issued and outstanding as of November 30, 2011 and August 31, 2011, respectively	—	—
Additional paid-in capital	165,047	164,370
Accumulated other comprehensive income	4,016	6,982
Accumulated deficit	(22,695)	(14,974)
Total SemiLEDs stockholders’ equity	146,368	156,378
Noncontrolling interests	1,394	1,573
Total equity	147,762	157,951
TOTAL LIABILITIES AND EQUITY	$167,324	$178,326

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2011	2010
Revenues, net	$6,747	$13,016
Cost of revenues	7,569	6,376
Gross profit (loss)	(822)	6,640
Operating expenses:
Research and development	1,689	447
Selling, general and administrative	3,905	1,287
Total operating expenses	5,594	1,734
Income (loss) from operations	(6,416)	4,906
Other income (expenses):
Equity in losses from unconsolidated entities, net	(1,526)	(222)
Interest income (expense), net	4	(12)
Other income, net	48	—
Foreign currency transaction gain (loss), net	59	(576)
Total other expenses, net	(1,415)	(810)
Income (loss) before income taxes	(7,831)	4,096
Income tax expense	—	276
Net income (loss)	(7,831)	3,820
Less: Net loss attributable to noncontrolling interests	(110)	—
Net income (loss) attributable to SemiLEDs stockholders	$(7,721)	$3,820
Net income (loss) attributable to SemiLEDs common stockholders:
Basic	$(7,721)	$847
Diluted	$(7,721)	$884
Net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	$(0.28)	$0.11
Diluted	$(0.28)	$0.11
Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	27,303	7,455
Diluted	27,303	7,988

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,831)	$3,820
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,964	1,384
Stock-based compensation expense	651	107
Provisions for inventory write-downs	994	140
Equity in losses from unconsolidated entities, net	1,526	222
Income recognized on patents assignment	(13)	—
Changes in operating assets and liabilities:
Accounts receivable, net	178	(2,426)
Inventories	(2,352)	(1,486)
Prepaid expenses and other	(164)	(1,198)
Accounts payable	980	324
Accrued expenses and other current liabilities	611	682
Net cash provided by (used in) operating activities	(3,456)	1,569
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including interest capitalized	(5,808)	(8,240)
Payments for development of intangible assets	(103)	(33)
Other investing activities, net	(2)	15
Net cash used in investing activities	(5,913)	(8,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	26	47
Proceeds from line of credit	—	2,571
Payments of long-term debt	(234)	(182)
Net cash provided by (used in) financing activities	(208)	2,436
Effect of exchange rate changes on cash and cash equivalents	(88)	604
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,665)	(3,649)
CASH AND CASH EQUIVALENTS—Beginning of period	83,619	13,520
CASH AND CASH EQUIVALENTS—End of period	$73,954	$9,871
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$765	$2,305

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Notes to Unaudited Consolidated Financial Statements

1. Business

Business—SemiLEDs Corporation (“SemiLEDs”) was established on January 4, 2005 as a Delaware corporation and is a holding company for various wholly and majority-owned subsidiaries and joint ventures. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”), consisting primarily of LED chips and LED components. A portion of the Company’s business conducted in the three months ended November 30, 2011 consisted of the sale of contract manufactured LED components. The Company’s customers are located in Asia, Russia and North America.

On December 8, 2010, SemiLEDs completed its initial public offering in the United States and sold 6,038 thousand new common shares. The Company’s common shares are listed on the NASDAQ Global Select Market under the symbol “LEDS.”

As of November 30, 2011 and August 31, 2011, SemiLEDs had the following consolidated subsidiaries:

		Jurisdiction of	November 30,	August 31,
Subsidiaries	Main Activities	Incorporation	2011	2011
SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”)	Research, development, manufacturing, marketing and sale of LED products, consisting primarily of LED chips and LED components	Taiwan	100%	100%
Helios Crew Corporation (“Helios Crew”)	Sale of LED components through the Taiwan branch office	Delaware	100%	100%
SemiLEDs International Corporation Ltd. (“Hong Kong SemiLEDs”)	Investment holding	Hong Kong	100%	100%
Silicon Base Development, Inc. (“SBDI”)	Sale of LED components	Taiwan	100%	100%
Ning Xiang Technology Co., Ltd. (“Ning Xiang”)	Research, development, manufacturing, marketing and sale of lighting fixtures and systems	Taiwan	51%	51%
Xuhe Guangdian Co., Ltd. (“Shenzhen SemiLEDs”)	Sales and support services	China	100%	—

The most significant of these consolidated subsidiaries is Taiwan SemiLEDs located in Hsinchu, Taiwan where substantially all research, development, manufacturing, marketing and sales activities currently take place and where substantially all of the assets are held. In August 2011, the Company, through a wholly owned subsidiary, acquired 51% of the outstanding shares of Ning Xiang. The results of Ning Xiang are included in the Company’s consolidated financial statements from the date of acquisition. In September 2011, the Company, through a wholly owned subsidiary, established Shenzhen SemiLEDs to conduct sales and to provide services to the Company’s customers in China.

SemiLEDs also has unconsolidated joint venture entities incorporated in China, Malaysia and Taiwan; see Note 4 for further details. The most significant of these partially owned joint ventures entities is Xurui Guangdian Co., Ltd. (“China SemiLEDs”), in Foshan, Guangdong Province, China, which is engaged in the research, development, manufacturing and sale of LED chips in China.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the SEC. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 22, 2011. The unaudited consolidated balance sheet as of August 31, 2011 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of November 30, 2011, the Company’s results of operations for the three months ended November 30, 2011 and 2010, and its cash flows for the three months ended November 30, 2011 and 2010. The results for the three months ended November 30, 2011 are not necessarily indicative of the results to be expected for the year ending August 31, 2012.

Principles of Consolidation—The unaudited interim consolidated financial statements include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

Use of Estimates—The preparation of unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the collectibility of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock-based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment and intangible assets, the fair value of acquired tangible and intangible assets, income tax uncertainties and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

Concentration of Supply Risk—Some of the components and technologies used in the Company’s products are purchased and licensed from a limited number of sources and some of our products are produced by a limited number of contract manufacturers. The loss of any of these suppliers and contract manufacturers may cause the Company to incur transition costs to another supplier or contract manufacturer, result in delays in the manufacturing and delivery of the Company’s products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of such suppliers and contract manufacturers for the fulfillment of its customer orders. Any failure of such suppliers and contract manufacturers to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products or satisfy customers orders, which could adversely affect the Company’s business, financial position, results of operations and cash flows.

Concentration of Credit Risk—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

The Company keeps its cash and cash equivalents in demand deposits and/or certificates of deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2011 and August 31, 2011, cash and cash equivalents of the Company consist of the following (in thousands):

Cash and Cash Equivalents by Location	November 30, 2011	August 31, 2011
United States:
Denominated in U.S. dollars	$55,318	$75,348
Taiwan:
Denominated in U.S. dollars	13,283	3,382
Denominated in New Taiwan dollars	5,030	4,669
Denominated in other currencies	222	119
Hong Kong:
Denominated in U.S. dollars	100	100
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$73,954	$83,619

Substantially all of the Company’s revenues are derived from the sales of LED products. A significant portion of the Company’s revenues are derived from a limited number of customers and sales are concentrated in markets in Asia, particularly in China and Taiwan, as well as in Russia and North America. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management’s assessment of the collectibility of its customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Net revenues generated from sales to the top ten customers represented 58% and 66% of the Company’s net revenues during the three months ended November 30, 2011 and 2010, respectively.

The Company’s revenues have been concentrated in a few select markets, in particular, China and Taiwan, as well as in Russia and North America. Net revenues generated from sales to customers were relatively evenly distributed in these markets for the three months ended November 30, 2011, which in aggregate, accounted for 86% of the Company’s net revenues. For the three months ended November 30, 2010, net revenues were relatively concentrated to sales to customers in Taiwan and China (including Hong Kong), which accounted for 59% and 16% of the Company’s net revenues, respectively.

Recently Issued Accounting Standard Update

Presentation of comprehensive income—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 increases the prominence of other comprehensive income in the financial statements. Under ASU 2011-05, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. When ASU 2011-05 is adopted, the Company will be required to apply ASU 2011-05 retrospectively. The Company has elected not to early adopt ASU 2011-05 and has not yet decided whether to present the components of net income and comprehensive income in one single financial statement or two consecutive financial statements when ASU 2011-05 is adopted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers the effective date to present separate line items on the statement of operations for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral of the presentation requirements does not impact the effective date of other requirements in ASU 2011-05.

Goodwill impairment test—In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” to simplify the current two-step goodwill impairment test. The new guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. ASU 2011-08 is effective for the Company beginning in the first quarter of fiscal 2013.

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2011 and August 31, 2011 consist of the following (in thousands):

	November 30, 2011	August 31, 2011
Raw materials	$3,252	$3,450
Work in process	4,569	3,287
Finished goods	9,022	9,480
Total	$16,843	$16,217

Inventory write-downs to estimated net realizable values for the three months ended November 30, 2011 and 2010 were $994 thousand and $140 thousand.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2011 and August 31, 2011 consist of the following (in thousands):

	November 30, 2011	August 31, 2011
Buildings and improvements	$13,037	$12,924
Machinery and equipment	51,624	50,669
Leasehold improvements	3,088	3,123
Other equipment	2,276	2,136
Construction in progress	7,874	8,159
Total property, plant and equipment	77,899	77,011
Less: Accumulated depreciation and amortization	(26,007)	(25,207)
Property, plant and equipment, net	$51,892	$51,804

Intangible Assets

Intangible assets as of November 30, 2011 and August 31, 2011 consist of the following (in thousands):

	November 30, 2011
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$507	$117	$390
Acquired technology	4	165	69	96
Customer relationships	5	1,318	88	1,230
Total		$1,990	$274	$1,716

	August 31, 2011
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$500	$114	$386
Acquired technology	4	172	61	111
Customer relationships	5	1,379	23	1,356
Total		$2,051	$198	$1,853

Amortization expense recognized for the three months ended November 30, 2011 and 2010 was $85 thousand and $15 thousand, respectively.

The estimated amortization expense for the Company’s intangible assets as of November 30, 2011 for the next five years is as follows (in thousands):

Years Ending August 31,	Total
Remainder of 2012	$253
2013	338
2014	320
2015	289
2016	267

4. Investments in Unconsolidated Entities

The Company’s unconsolidated entities are joint ventures that the Company accounts for as investments on an equity or cost method basis. The equity method investments consist of SILQ (Malaysia) Sdn. Bhd. (“SILQ”), China SemiLEDs, and SS Optoelectronics Co., Ltd. (“SS Optoelectronics”). The Company’s ownership interest and investments in unconsolidated entities as of November 30, 2011 and August 31, 2011 consist of the following (in thousands, except percentages):

	Percentage Ownership	November 30, 2011	August 31, 2011
Equity method investments:
China SemiLEDs	49%	$11,839	$13,434
SILQ	50%	641	833
SS Optoelectronics	49%	247	253
Cost method investments	Various	1,044	1,059
Total investments in unconsolidated entities		$13,771	$15,579

There were no dividends received from unconsolidated entities through November 30, 2011.

Equity Method Investments—The following joint ventures are partially owned by the Company or its wholly owned subsidiaries; however, the Company has determined it does not control the entities but can exercise significant influence over the operating and financial policies of the joint ventures. The Company accounts for these joint ventures using the equity method of accounting.

In December 2009, the Company entered into an agreement to establish China SemiLEDs in Guangdong, China for the purposes of conducting research and development and producing LED epitaxial wafers and chips to be sold in China. The Company contributed $14.7 million to acquire a 49% ownership interest in China SemiLEDs. The excess of the Company’s share of net assets of China SemiLEDs over the carrying value of this investment was $6.9 million as of November 30, 2011. This negative basis difference is being amortized to income and the investment in China SemiLEDs over the weighted average useful life of the tangible assets used in the operations of China SemiLEDs, which is 11 years beginning in the period those assets are put in place and ready for their intended use. Such amortization commenced during the year ended August 31, 2011. For the three months ended November 30, 2011, the Company recorded a $167 thousand increase to the Company’s investment in China SemiLEDs and a corresponding reduction in the Company’s equity in the net loss of China SemiLEDs.

In September 2009, the Company, through a wholly owned subsidiary, contributed $570 thousand to form SILQ, a joint venture in Malaysia. In April 2011, the Company participated in SILQ’s capital increase and contributed $662 thousand. The Company and the other investor in the joint venture each hold a 50% ownership and voting interest in SILQ’s common stock. The Company entered into the joint venture agreement that established SILQ to design, manufacture and sell lighting fixtures and systems.

In December 2009, the Company, through a wholly owned subsidiary, entered into the joint venture agreement that established SS Optoelectronics to facilitate sales of the Company’s LED chips to the other investor in the joint venture. In November 2010, the Company made a determination to dissolve the joint venture in accordance with the joint venture agreement when the joint venture did not receive approval from the Hsinchu Science Park Administration of its application for entry into the Hsinchu Science Park. See Note 12 for further details. Management does not expect that dissolving this joint venture will have a material impact on the Company’s interim consolidated financial statements.

The aggregate fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

The following is a summary of the financial information for China SemiLEDs and the Company’s other equity method investees (in thousands):

	November 30, 2011			August 31, 2011
Summary Balance Sheet Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Current assets	$26,865	$1,644	$28,509	$24,236	$1,959	$26,195
Noncurrent assets	65,380	512	65,892	63,620	538	64,158
Current liabilities	22,419	351	22,770	13,874	285	14,159
Noncurrent liabilities	31,561	—	31,561	32,139	—	32,139
Shareholders’ equity	38,265	1,805	40,070	41,843	2,212	44,055

	Three Months Ended November 30,
	2011			2010
Summary Statement of Operations Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Revenues, net	$153	$60	$213	$—	$24	$24
Gross loss	(2,805)	(40)	(2,845)	—	13	13
Loss from operations	(3,568)	(166)	(3,734)	(423)	(194)	(617)
Net loss	(3,276)	(159)	(3,435)	(243)	(199)	(442)

Cost Method Investments—The Company held investments in nonmarketable common stock of three unaffiliated companies with a carrying amount of $1,044 thousand and $1,059 thousand as of November 30, 2011 and August 31, 2011, respectively. The fair value of these investments is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

5. Deferred Income

In March 2011, the Company received a one-time payment of $540 thousand, net of related costs of $60 thousand for the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement. In addition, China SemiLEDs has granted the Company a royalty-free, transferable and exclusive license to use the assigned patents globally except in manufacturing LED wafers and chips in China and agreed to license all future patents acquired by China SemiLEDs to the Company for the use in manufacturing or selling LED products globally. Income of $509 thousand on such assignment was initially deferred and is being recognized in other income over the life of the assigned patents. For the three months ended November 30, 2011, the Company recognized $13 thousand in other income.

6. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are noncancellable and which expire at various dates between February 2012 and December 2020. Lease expense related to these noncancellable operating leases was $200 thousand and $168 thousand during the three months ended November 30, 2011 and 2010. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2011 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2012	$579
2013	812
2014	798
2015	871
2016	836
Thereafter	495
Total	$4,391

Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $9.2 million and $10.9 million as of November 30, 2011 and August 31, 2011.

Litigation—The Company is subject to various claims arising in the ordinary course of business.

On October 14, 2010, Cree, Inc., (“Cree”), a competitor and a major manufacturer of LED products, filed a complaint against the Company in the United States District Court of Delaware asserting infringement of certain of their patents. The complaint seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. The Company filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges the Company has infringed. On March 22, 2011, the court granted Cree’s motion to amend and the second amended complaint was placed on file. Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of the Company as a defendant. The third amended complaint similarly alleges that the Company has infringed certain of Cree’s patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. The Company answered the third amended complaint on May 16, 2011, denying all allegations of infringement. On November 1, 2011, Cree filed a motion for leave to file a fourth amended complaint adding a claim of willful infringement on one of the six patents-in-suit. On December 21, 2011, the court granted Cree’s motion for leave to amend. Accordingly, Cree will be seeking treble damages on its claim that the Company has willfully infringed one of the six patents-in-suit. The Markman hearing in this case is scheduled for January 24, 2012. On August 15, 2011, the Company filed a complaint for patent infringement against Cree in the United States District Court of Delaware seeking injunctive relief, damages, pre- and post-judgment interest, costs, expenses and attorneys’ fees for infringing a number of the Company’s patents. On October 11, 2011, Cree filed an answer and counterclaims to the Company’s complaint, denying all allegations of infringement, alleging that the Company and Taiwan SemiLEDs have infringed certain of its patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. The Company and Taiwan SemiLEDs filed their answer to Cree’s counterclaims on November 4, 2011. On November 22, 2011, Cree filed an amended counterclaim adding a claim of willful infringement on one of the patents-in-suit, pursuant to which Cree will be seeking treble damages. The Company answered the amended counterclaim on December 5, 2011. The court will hold an initial scheduling conference in this case on January 24, 2012. Management believes that the Company has meritorious defenses and the Company intends to contest this lawsuit vigorously. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, the likelihood of an unfavorable outcome in the Cree matters described above that would result in a material loss to the Company is less than probable, and the amount of potential losses for claims against the Company in the matters described above are not currently reasonably estimable. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, in the event that Cree is successful in obtaining some or all of the relief it seeks, it could have a material adverse effect on the Company’s financial condition and results of operations.

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

7. Stock-based Compensation

As of August 31, 2010, the Company had one stock-based compensation plan (the “2005 Plan”). In November 2010, SemiLEDs’ board of directors and its stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”), discussed further below, which became effective upon the completion of the initial public offering on December 8, 2010.

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase Series E shares issued, which were converted into common stock on a one-for-one basis, as part of an employment agreement related to the Company’s acquisition of SBDI. A summary of the stock-based compensation expense for the three months ended November 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended November 30,
	2011	2010
Stock options and stock units to employees	$289	$60
Stock units to directors	334	—
Stock options to nonemployees	1	9
Other stock-based compensation activity	27	38
	$651	$107

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. A forfeiture rate of zero is estimated for stock-based awards with a vesting term that is less than one year from the time of grant.

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

Determining Fair Value of Stock Options—The fair value of each grant of stock options during the three months ended November 30, 2011 and 2010 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Expected Volatility—The expected volatility was based on the implied stock volatilities of several of the Company’s publicly-traded peers over a period equal to the expected terms of the options as SemiLEDs does not have a sufficient trading history to use the volatility of its own common stock.

Fair Value of Common Stock—The fair value of the common stock underlying the stock options was based on the trading price of SemiLEDs’ shares on the date of grant. Prior to SemiLEDs’ initial public offering, the fair value of common stock at the date of grant was determined by the board of directors by considering a number of objective and subjective factors including independent valuation reports, valuations of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, among other factors.

Risk-Free Interest Rate—The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the related options.

Expected Dividend—The expected dividend has been zero for the Company’s option grants as SemiLEDs has never paid dividends and does not expect to pay dividends for the foreseeable future.

Determining Fair Value of Stock Units—Grant date fair value is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

8. Net Income (Loss) Per Share of Common Stock

The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share of common stock for the three months ended November 30, 2011 and 2010 (in thousands, except per share data). The two-class method was used for the period through December 8, 2010, a period in which shares of several series of SemiLEDs’ convertible preferred stock were outstanding.

	Three Months Ended November 30,
	2011	2010
Numerator:
Basic:
Net income (loss) attributable to SemiLEDs stockholders	$(7,721)	$3,820
8% noncumulative dividends on convertible preferred stock	—	(1,409)
Undistributed earnings allocated to convertible preferred stockholders	—	(1,564)
Net income (loss) attributable to SemiLEDs common stockholders, basic	$(7,721)	$847
Diluted:
Net income (loss) attributable to SemiLEDs common stockholders, basic	$(7,721)	$847
Undistributed earnings re-allocated to common stock	—	37
Net income (loss) attributable to SemiLEDs common stockholders, diluted	$(7,721)	$884
Denominator:
Basic:
Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders, basic	27,303	7,455
Diluted:
Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders, basic	27,303	7,455
Add: Weighted average effect of dilutive securities:
Stock options	—	533
Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders, diluted	27,303	7,988
Net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	$(0.28)	$0.11
Diluted	$(0.28)	$0.11

The following securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended November 30,
	2011	2010
Convertible preferred stock	—	13,719
Stock units and stock options to purchase common stock	11	—
Common stock subject to repurchase	1	—

9. Income Taxes

The Company’s income (loss) before income taxes for the three months ended November 30, 2011 and 2010 consist of the following (in thousands):

	Three Months Ended November 30,
	2011	2010
U.S. operation	$(2,359)	$(242)
Foreign operations	(5,472)	4,338
Income (loss) before income taxes	$(7,831)	$4,096

As of November 30, 2011 and August 31, 2011, the Company had $316 thousand and $330 thousand of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2010 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in U.S. federal, state or foreign jurisdictions.

10. Related-Party Transactions

The following material related-party transactions are reported in the Company’s unaudited interim consolidated statements of operations during the three months ended November 30, 2011 and 2010 (in thousands):

		Three Months Ended November 30,
Related Parties	Transactions	2011	2010
China SemiLEDs	Sales of goods(1)	$26	$120
China SemiLEDs	Rendering of service(2)	240	—
China SemiLEDs	Gain on disposal of patents(3)	13	—

(1)              The Company sold products to China SemiLEDs pursuant to standard purchase orders.

(2)              The Company provided technical, engineering and operational support services to China SemiLEDs. The Company also provided sapphire wafer recycling services to China SemiLEDs. Service fees were negotiated on an arm’s length basis.

(3)              See Note 5 for further details.

During the three months ended November 30, 2011, the Company sold equipments to China SemiLEDs for a total consideration of $244 thousand, determined based on net book value of equipments; no gain or loss was recognized.

The Company also paid certain costs on behalf of China SemiLEDs. As of November 30, 2011 and August 31, 2011, amounts due from China SemiLEDs of $1,279 thousand and $780 thousand, respectively, were recorded as accounts receivable from related parties on the consolidated balance sheets. China SemiLEDs also paid certain costs for the Company. Amounts due to China SemiLEDs of $5 thousand as of both November 30, 2011 and August 31, 2011 were recorded in other current liabilities.

11. Comprehensive Income (Loss)

The components of comprehensive income (loss) attributable to SemiLEDs were as follows (in thousands):

	Three Months Ended November 30,
	2011	2010
Net income (loss)	$(7,721)	$3,820
Foreign currency translation adjustment	(2,966)	2,810
Comprehensive income (loss)	$(10,687)	$6,630

12. Subsequent Events

In December 2011, the dissolution of SS Optoelectronics was approved by the Company’s wholly owned subsidiary and the other shareholder. This subsequent event has not resulted in any changes to management’s assessment regarding the impact of dissolving this joint venture on the Company’s interim consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future results of operations of SemiLEDs Corporation, or “we,” “our” or the “Company,” and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors. These factors include, among other things,

•                  Our ability to successfully manage our operations in the face of the cyclicality, rapid technological change, rapid product obsolescence, declining average selling prices and wide fluctuations in supply and demand typically found in the LED market.

•                  Our ability to grow our revenues generated from the sales of LED chips and LED components and to control our expenses.

•                  Competitive pressures from existing and new companies, including competition in China from Xurui Guangdian Co., Ltd., or China SemiLEDs.

•                  Intellectual property infringement or misappropriation claims by third parties against us or our customers, including our distributor customers.

•                  The failure of LEDs to achieve widespread adoption in the general lighting market, or if alternative technologies gain market acceptance.

•                  Our ability to improve our gross margins.

•                  The loss of key suppliers or contract manufacturers.

•                  Our ability to effectively expand or upgrade our production facilities or do so in a timely or cost-effective manner.

•                  Difficulty in managing our future growth and the associated changes to our operations.

•                  Adverse development in Asia, particularly in China and Taiwan, as well as in Russia and North America, where our revenues are concentrated.

•                  Our ability to cost-effectively produce LED chips using larger wafer sizes.

•                  Our ability to implement our product innovation strategy effectively.

•                  Loss of customers.

•                  Failure of our strategy of marketing our LED components in jurisdictions with limited intellectual property enforcement regimes to provide sufficient markets to allow successful sale of our LED components.

•                  Loss of any of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel.

•                  Lack of marketing and distribution success by our third-party distributors.

•                  Our customers’ ability to produce and sell products incorporating our LED products.

•                  Our failure to adequately prevent disclosure of trade secrets and other proprietary information.

•                  The reduction or elimination of government investment in LED lighting or the elimination of, or changes in, policies in certain countries that encourage the use of LEDs over some traditional lighting technologies.

•                  Ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting.

•                  Our ability to profit from existing and future joint ventures, investments, acquisitions and other strategic alliances.

•                  Undetected defects in our products that harm our sales and reputation and adversely affect our manufacturing yields.

•                  The availability of adequate and timely supply of electricity and water.

•                  Our ability to comply with existing and future environmental laws and the cost of such compliance.

•                  Reallocation of our taxable income among our subsidiaries that increases our consolidated tax liability.

•                  U.S. federal income tax legislation that negatively impacts our effective tax rate.

•                  Our failure to execute our China strategy through China SemiLEDs.

•                  The non-compete provisions between us and China SemiLEDs constraining our ability to grow in China.

•                  Actions by China SemiLEDs’ management that are detrimental to us.

•                  Any significant reduction in the scope or discontinuation of government incentives or subsidies offered to China SemiLEDs.

•                  The ability of SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, and China SemiLEDs to make dividends and other payments to us.

•                  Our ability to obtain necessary regulatory approvals to make further investments in Taiwan SemiLEDs and China SemiLEDs.

•                  Catastrophic events such as fires, earthquakes, floods, tornados, tsunamis, typhoons, pandemics, wars, terrorist activities and other similar events, particularly if these event occur at or near our operations, the operations of China SemiLEDs or those of contract manufacturers.

•                  The effect of the legal system and in particular new labor laws in China.

•                  Labor shortages, strikes and other disturbances that affect our and China SemiLEDs operations.

•                  Deterioration in the relations between the People’s Republic of China, or PRC, and Taiwan.

•                  Fluctuations in the exchange rate between the U.S. dollar, the New Taiwan, or NT, dollar and other currencies in which our sales, raw materials, component purchases and capital expenditures are denominated.

•                  China SemiLEDs failure to obtain requisite PRC governmental approvals for, or register with the PRC government, for import and export of technologies, and any resulting sanctions.

•                  Our success in obtaining additional equity capital or credit when necessary for our operations.

•                  Our ability to satisfy certain customer orders for which we rely on contract manufacturers.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have not assumed any obligation to, and you should not expect us to, update or revise these statements because of new information, future events or otherwise.

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (the “2011 Annual Report”) and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2011 Annual Report, and in other filings with the SEC.

Company Overview

We develop, manufacture and sell LED chips and LED components that we believe are among the industry-leading LED products on a lumens per watt basis. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting.

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

We sell blue, green and ultraviolet (UV) LED chips under our MvpLED brand to a customer base that is heavily concentrated in Asia, in particular China and Taiwan, as well as in Russia and North America. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. We also contract with other manufacturers to produce for our sale certain LED components products based on our design and technology requirements and under our quality control specifications and final inspection process.

We were incorporated in Delaware on January 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where substantially all of our assets are held and located, substantially all of our employees are employed and located, and where substantially all of our research and development and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Silicon Base Development, Inc., or SBDI, which was acquired on April 1, 2010. SBDI sells some of our LED components. In August 2011, we acquired a 51% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which is engaged in the design, manufacture and sale of lighting fixtures and systems. In September 2011, we established Xuhe Guangdian Co., Ltd., or Shenzhen SemiLEDs, to conduct sales and to provide sales and support services to our customers in China.

At November 30, 2011, we also had a 49% interest in China SemiLEDs, a joint venture entity that manufactures and sells LED chips in China. In addition, we own a 50% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems, although it has not had any substantial business or operations to date.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•                          General economic conditions and geographic concentration.  The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the global financial markets moderated thereafter, the global recession and disruption of the financial markets has led to concerns over the solvency of certain European Union member states. In addition, on August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA, which had a material adverse effect on the financial markets throughout the world. Credit downgrades of other significant countries have followed. Continued concerns over European Union member solvency, further credit-rating agency downgrades of the U.S. or other countries and failures by the U.S. or other important markets to sustain economic recovery could have a significant impact on the LED industry and our financial results. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, in particular, China and Taiwan, as well as in Russia and North America. Given that we are an early-stage company operating in a rapidly changing industry, our geographic sales may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. In addition, we derive a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three months ended November 30, 2011 and 2010, sales to our three largest customers, in the aggregate, accounted for 36% and 42%, respectively, of our total revenues.

•                          Average selling price of our products.  Our financial performance is affected by the average selling price of our LED chips and LED components. The price that we charge to our customers is subject to a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, the size of the order and our relationship with the relevant customer, as well as general market and economic conditions. Increased competition, which began in calendar year 2011, and continued through the first quarter of our fiscal year 2012, created a highly aggressive pricing environment. Some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. Average selling prices are also affected by the mix of products that we sell in any given period. In particular, as the LED industry develops and technical specifications and market standards change, we must continue to develop and offer competitive products that meet our customers’ specifications and pricing requirements. Average selling prices for our LED chips and LED components are also impacted to a significant extent by the stage of our products’ life cycles, with average selling prices being higher early in the life cycle of a product and prices decreasing over time as products age and new products with higher efficacies are introduced. Therefore, our ability to continue to innovate by introducing higher efficacy LED chips at lower costs will have a material influence on our ability to improve our product margins.

•                          Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4” wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4” wafers technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have limited impact on our gross profit, as we suffered from lower capacity utilization during the three months ended November 30, 2011 and must absorb a high level of fixed cost such as depreciation. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially if we are to grow.

•                          Industry growth and demand for products and applications using LED chips.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and impact our financial performance. As a substantial portion of our LED chips and LED components are used by end-users in general lighting applications, the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips and LED components. Growth in demand for lighting products will also affect the results of Ning Xiang.

•                          Intellectual property issues.  Competitors of ours and other third parties have in the past and will likely from time to time in the future allege that our products infringe on their intellectual property rights, such as is currently occurring with Cree. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. Third parties may also assert infringement claims against our customers with respect to our products, or our customers’ products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers’ continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations.

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

•                          Our ability to realize our strategic initiatives, including through China SemiLEDs.  Our success in China will substantially depend on our ability to execute our strategies through China SemiLEDs, which recently commenced production at its Foshan manufacturing facilities; however, it is in the early stages of business development and selling products in China. We expect that it will incur losses for the near term. In addition, our ability to execute our strategies in China will depend on our continued good working relationship with the other shareholders of China SemiLEDs, which are all PRC entities, and which collectively owned 51% of China SemiLEDs at November 30, 2011. The success of China SemiLEDs will also be driven by the factors listed above that influence our own results.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim consolidated financial statements for the three months ended November 30, 2011 as compared to those disclosed in our 2011 Annual Report.

Results of Operations

Three Months Ended November 30, 2011 Compared to the Three Months Ended November 30, 2010

Revenues, net

Our revenues decreased by approximately 48% from $13.0 million for the three months ended November 30, 2010 to $6.7 million for the three months ended November 30, 2011. The $6.3 million decrease in revenues reflects a $6.8 million decrease in revenues attributable to sales of LED chips and a $0.6 million decrease in revenues attributable to sales of LED components, offset in part by a $1.1 million increase in other revenues.

The decrease in revenues attributable to sales of LED chips was due to a 46% decrease in the average selling price of LED chips and a 58% decrease in the volume of LED chips sold. The average selling price for our LED chips decreased primarily as a result of increased competition from a number of competitors that are much larger than us, as well as numerous smaller participants in the indoor lighting market, which created a highly aggressive pricing environment and resulted in industry participants, including us, having to lower prices for existing products and existing inventory. Increased competition had also led to a decrease in demand for our LED chips. The decrease in volume of LED chips sold was also due to a slowdown in demand in our target markets, in particular the outdoor street lighting market in Asia primarily as a result of reduced government spending. In contrast, our revenues attributable to sales of LED chips for the three months ended November 30, 2010 were higher due to a higher level end-user demand as a result of greater economic activity in the calendar year 2010 than calendar year 2011, and because we benefited from a large project-based order for sales to a customer for the three months ended November 30, 2010.

The decrease in revenues attributable to sales of LED components was due to a 76% decrease in the average selling price of LED components primarily due to continued market competition and the general trend of lower average selling prices for our products in our product portfolio that have been available in the market for some time and also due to sales of a category of lower-priced contract manufactured LED components for the three months ended November 30, 2011, offset in part by a 249% increase in the volume of LED components sold for the three months ended November 30, 2011.

The increase in other revenues was primarily due to a $0.9 million increase in sale of lighting products reflecting our acquisition of Ning Xiang and a $0.2 million increase in service revenue.

Cost of Revenues

Our cost of revenues increased by 19% from $6.4 million for the three months ended November 30, 2010 to $7.6 million for three months ended November 30, 2011. The increase in cost of revenues was primarily due to increases in excess capacity charges of $0.9 million and inventory valuation adjustment of $0.9 million to write down certain of our chips inventories to their estimated net realizable values as a result of a continued decline in average selling prices, offset in part by a lower cost of revenues, primarily as a result of the decrease in volume of LED chips sold. The lower capacity utilization resulted from the decrease in customer demand, in particular, for our LED chips.

Gross Profit

Our gross profit decreased from $6.6 million for the three months ended November 30, 2010 to a loss of $0.8 million for the three months ended November 30, 2011. Our gross margin percentage decreased from 51% for the three months ended November 30, 2010 to (12%) for the three months ended November 30, 2011 as a consequence of the reduction in revenues, primarily due to a significant decrease in the average selling price for our LED chips, and increased cost of revenues, as more fully described above.

Operating Expenses

Research and development.  Our research and development expenses increased from $0.4 million for the three months ended November 30, 2010 to $1.7 million for the three months ended November 30, 2011. The increase was primarily due to an increase in materials and supplies used in research and development of $1.0 million and an increase in salaries attributable to the research and development function of $0.1 million. Our research and development expenses were higher for the three months ended November 30, 2011, primarily as a result of our continued research and development efforts focusing on the migration to larger wafer sizes, in particular 4” wafers, which resulted in an increased amount of materials and supplies usage. Salary-related expenses were higher because they included the additional research and development employees of Ning Xiang, which we acquired in August 2011, as well as an increase in stock-based compensation cost for our research and development personnel.

Selling, general and administrative.  Our selling, general and administrative expenses increased from $1.3 million for the three months ended November 30, 2010 to $3.9 million for the three months ended November 30, 2011. The increase was mainly attributable to an increase in professional service expenses for legal, accounting and advisory services of $1.2 million primarily resulting from our defense against a patent infringement lawsuit and a significantly higher level of professional service expenses as a public company. The increase was also attributable to an increase in salary-related expenses of $0.5 million, primarily as a result of the hiring of additional employees for sales, marketing and administrative functions to support the growth of our business and to meet our public company regulatory and financial reporting and corporate governance requirements, and the additional sales, marketing and administrative employees of Ning Xiang, which we acquired in August 2011. Increases in compensation to our directors of $0.3 million (primarily due to restricted stock units granted), in directors and officers’ liability insurance of $0.1 million, and in depreciation, utilities, advertising and travel related expenses of $0.3 million also contributed to the increase in selling, general and administrative expenses.

Other Income (Expenses)

Equity in losses from unconsolidated entities, net.  Our equity in the net losses from unconsolidated entities was $1.5 million for the three months ended November 30, 2011, as compared to $0.2 million for the three months ended November 30, 2010. The increase was primarily due to the increase in the net loss reported by China SemiLEDs, as it commenced commercial production, began to incur research and development expenses and higher level of costs and expenses beginning in April 2011. China SemiLEDs is still in an early stage of business development and has not had any material sales to date.

Foreign currency transaction gain (loss), net.  We recorded a foreign currency transaction gain of $0.1 million for the three months ended November 30, 2011, primarily due to the depreciation of NT dollar against the U.S. dollar.

We recorded a foreign currency transaction loss of $0.6 million for the three months ended November 30, 2010, primarily due to the appreciation of the NT dollar against the U.S. dollar from time deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense (Benefit)

Our effective tax rate is estimated to be approximately zero for fiscal 2012, since it is expected that Taiwan SemiLEDs, our primary operating subsidiary, will incur losses, and as we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits. Subsidiaries in Taiwan file their income tax returns separately.

Our income tax expense for the three months ended November 30, 2010 was $0.3 million, resulting in an effective tax rate of 6.7%. The effective tax rate was lower than corporate statutory income tax rate, which is 17% for Taiwan SemiLEDs, as we were able to use tax loss carryforwards, tax credits and tax exemptions to offset corporate income tax payable.

Net Income (Loss) Attributable to Noncontrolling Interests

We recorded a net loss attributable to noncontrolling interests of $0.1 million for the three months ended November 30, 2011, which was attributable to the share of net loss of Ning Xiang held by the remaining 49% noncontrolling holders. We acquired Ning Xiang in August 2011.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we have substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of November 30, 2011 and August 31, 2011, we had cash and cash equivalents of $74.0 million and $83.6 million, respectively, which were predominately held in U.S. dollar-denominated demand deposits and money market funds, and at August 31, 2011, also in certificates of deposit.

During the year ended August 31, 2011 and three months ended November 30, 2011, we utilized operating lines of credit with certain banks to fulfill our short-term financing needs. The outstanding balances of these lines of credit were $1.0 million as of both November 30, 2011 and August 31, 2011. These lines of credit had maturity dates of six to eight months from the date of draw down and bore fixed interest rates ranging from 1.3% to 1.7% per annum as of November 30, 2011 and August 31, 2011, respectively. Unused amounts on these lines of credit were $7.6 million and $7.3 million as of November 30, 2011 and August 31, 2011, respectively.

As of November 30, 2011 and August 31, 2011, our long-term debt, which includes long-term notes, totaled $6.5 million and $7.1 million, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, ranging from 1.8% to 2.0% per annum as of both November 30, 2011 and August 31, 2011, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                  The first note payable requires monthly payments of principal and interest in the amount of $13,000 over the 15-year term of the note with final payment to occur in May 2024 and, as of November 30, 2011, our outstanding balance on this note payable was approximately $1.8 million.

•                  The second note payable requires monthly payments of principal and interest in the amount of $29,000 over the five-year term of the note with final payment to occur in August 2014 and, as of November 30, 2011, our outstanding balance on this note payable was approximately $1.0 million.

•                  The third note payable requires monthly payments of principal and interest in the amount of $27,000 over the five-year term of the note with final payment to occur in May 2015 and, as of November 30, 2011, our outstanding balance on this note payable was approximately $1.1 million.

•                  The fourth note payable requires monthly payments of principal and interest in the amount of $18,000 over the 15-year term of the note with final payment to occur in December 2025 and, as of November 30, 2011, our outstanding balance on this note payable was approximately $2.7 million.

We have incurred significant losses since inception, including net losses of $0.8 million, $3.7 million and $16.1 million for the years ended August 31, 2008, 2009 and 2011, respectively. For the three months ended November 30, 2011, net loss attributable to SemiLEDs stockholders was $7.7 million. For the year ended August 31, 2010, we generated net income of $10.8 million. We believe that, based on our current level of operations and spending needs, the net proceeds from our initial public offering, together with our existing liquidity sources and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flow

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2011	2010
Net cash provided by (used in) operating activities	$(3,456)	$1,569
Net cash used in investing activities	(5,913)	(8,258)
Net cash provided by (used in) financing activities	(208)	2,436

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended November 30, 2011 was $3.5 million, compared to net cash provided by operating activities for the three months ended November 30, 2010 of $1.6 million. Cash used in operating activities for the three months ended November 30, 2011 was higher, primarily due to an increase in cash used to pay for professional service expenses, including legal services, primarily resulting from our defense against a patent infringement lawsuit, and accounting and advisory services primarily due to a significantly higher level of professional service expenses as a public company; an increase in cash used to pay for salary-related expenses due to our hiring of additional employees to support our growth and to meet our public company regulatory, financial reporting and corporate governance requirements; and a decrease in cash collected from customers due to lower revenues as a result of decreases in average selling prices and customer demand.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended November 30, 2011 was $5.9 million, consisting primarily of the purchases of machinery and equipment, and payments for expanding and upgrading our manufacturing facilities at our Hsinchu, Taiwan headquarters.

Net cash used in investing activities for the three months ended November 30, 2010 was $8.3 million, consisting primarily of the purchases of the first and second floors of a building at our Hsinchu, Taiwan headquarters, and purchases of machinery and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities for the three months ended November 30, 2011 was $0.2 million, consisting primarily of payments of long-term debt of $0.2 million.

Net cash provided by financing activities for the three months ended November 30, 2010 was $2.4 million, consisting primarily of proceeds from the draw down on lines of credit of $2.6 million, offset in part by payments of long-term debt of $0.2 million.

Contractual Obligations

As of November 30, 2011, our total purchase obligations for property, plant and equipment were $9.2 million. In addition, for the three months ended November 30, 2011, we made regular payments on our long-term debt of $0.2 million.

Capital Expenditures

We had capital expenditures of $5.8 million and $8.2 million for the three months ended November 30, 2011 and 2010, respectively. Our capital expenditures consisted primarily of purchases of building, machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deemed appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

During the three months ended November 30, 2011, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited interim consolidated financial statements, see Note 2 in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily:

Interest Rate Risk

We had cash and cash equivalents of $74.0 million as of November 30, 2011, which are invested in demand deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the three months ended November 30, 2011 would not have had a material impact on our unaudited interim consolidated financial statements.

As of November 30, 2011, we had long-term notes payable of $6.5 million and lines of credit of $1.0 million. Long-term notes payable carry variable interest rates and these interest rates, which ranged between 1.8% to 2.0% per annum as of November 30, 2011 are based on the annual time deposit rate plus a specific spread. A hypothetical 10% change in the note payable interest rates during the three months ended November 30, 2011 would not have had a material impact on our unaudited interim consolidated financial statements.

Foreign Exchange Risk

The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, SBDI, the Taiwan branch office of Helios Crew and Ning Xiang, is the NT dollar. We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars at exchange rates in effect at each balance sheet date and record the resulting translation adjustments to the accumulated other comprehensive income (loss) within equity. Certain of our non-U.S. subsidiaries also hold cash and cash equivalents in currencies other than their functional currencies, mainly in U.S. dollar-denominated demand deposits. In addition, a portion of our revenues and expenses are currently earned and paid, respectively, by our non-U.S. subsidiaries in currencies other than their functional currencies, mainly in U.S. dollars and to a lesser extent in Japanese Yen. We translate income and expense accounts at average exchange rates during the applicable period. Our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our consolidated statements of operations. If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected due to changes in foreign exchange rates. A hypothetical 10% adverse change in foreign currency exchange rates between the U.S. dollar and NT dollar during the three months ended November 30, 2011 would have resulted in an adjustment to the accumulated other comprehensive loss of $9.8 million and an additional foreign exchange loss of approximately $1.7 million.

Commodities Risk

We utilize significant amounts of precious metals, gases and other commodities in our manufacturing processes. General economic conditions, market specific changes or other factors outside our control may affect the pricing of these commodities. We do not use financial instruments to hedge commodity prices.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cree

On October 14, 2010, Cree, our competitor and a major manufacturer of LED products, filed a complaint against us and Helios Crew, our wholly owned subsidiary, with the United States District Court of Delaware, alleging that we and Helios Crew have infringed certain of their patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. We and Helios Crew filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges we have infringed. On March 22, 2011, the court granted Cree’s motion to amend and the second amended complaint was placed on file. Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of our Company, Taiwan SemiLEDs, as a defendant. The third amended complaint similarly alleges that we have infringed certain of Cree’s patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. We answered the third amended complaint on May 16, 2011, denying all allegations of infringement. On November 1, 2011, Cree filed a motion for leave to file a fourth amended complaint adding a claim of willful infringement on one of the six patents-in-suit. On December 21, 2011, the court granted Cree’s motion for leave to amend. Accordingly, Cree will be seeking treble damages on its claim that we have willfully infringed one of the six patents-in-suit. The Markman hearing in this case is scheduled for January 24, 2012.  We believe we have meritorious defenses and intend to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, we may be barred from importing or selling our products into the United States and may be subject to damages and penalties. Moreover, Cree has an extensive patent portfolio and we cannot assure you that Cree will not assert additional claims of infringement of its other patents. We believe that, as our visibility within the LED market increased as a result of our initial public offering, the risk that additional infringement claims, with or without merit, will be asserted against us will increase. On August 15, 2011, we and Taiwan SemiLEDs filed a complaint against Cree in the United States District Court of Delaware seeking injunctive relief, damages, pre- and post-judgment interest, costs, expenses and attorneys’ fees for infringing a number of our patents. On October 11, 2011, Cree filed an answer and counterclaims to our complaint, denying all allegations of infringement, alleging that we and Taiwan SemiLEDs have infringed certain of its patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. We and Taiwan SemiLEDs filed our answer to Cree’s counterclaims on November 4, 2011. On November 22, 2011, Cree filed an amended counterclaim adding a claim of willful infringement on one of the patents-in-suit, pursuant to which Cree will be seeking treble damages. We answered the amended counterclaim on December 5, 2011. The Court will hold an initial scheduling conference in this case on January 24, 2012.

Item 1A.  Risk Factors

There are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2011 Annual Report, except to the extent amended as supplemented as follows:

We derive our revenues mainly from the sale of our LED chips and LED components. Our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our financial condition and results of operation.

An increasing percentage of our revenues is generated from the sale of LED components and lighting products, as compared to the sale of LED chips. Revenues attributable to the sale of our LED chips represented 78%, 77% and 58% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively, and 30% of our revenues for the three months ended November 30, 2011. Revenues attributable to the sale of our LED components represented 20%, 21% and 32% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively, and 45% of our revenues for the three months ended November 30, 2011. In addition to the sales of LED chips and LED components, our core products, revenues attributable to the sale of lighting products, which represent an addition to our product portfolio as a result of our acquisition of Ning Xiang, accounted for 15% of our revenues for the three months ended November 30, 2011. We expect to continue to generate our revenues mainly from the sale of LED chips and LED components for the foreseeable future. As such, the continued market acceptance of our LED chips and LED components is critical to our continued success, and our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our business, financial condition and results of operations.

Our gross margins could fluctuate as a result of decreases in the average selling prices of our products, underutilization of our manufacturing capacity, changes in our product mix and other factors, which may adversely impact our operating results.

Increased competition and the adoption of alternatives to our products, more complex engineering requirements, lower demand, over-capacity in the market and other factors may also lead to price erosion and, as a result, lower product margins and lower revenues. For example, some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. We anticipate our competitors will continue to implement such competitive strategies from time to time in the future. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things.

We depend on contract manufacturing of portions of our supply chain. The inability of our contract manufacturers to produce products that satisfy our requirements may have a material adverse affect on our business.

From time to time, we may use contract manufacturers to produce products or some parts of our products. Our reliance on such contract manufacturers exposes us to a number of significant risks, including:

•                  reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•                  lack of guaranteed production capacity or product supply; and

•                  the possible breach of the manufacturing agreement by the contract manufacturers because of factors beyond our control.

If these contract manufacturers fail to deliver products on time and at a satisfactory level of quality, we could have difficulties fulfilling our customer orders and our net revenue could decline. If our contract manufacturers were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, yields and costs, or in a timely manner, our business and reputation could be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through November 30, 2011, we used $19.0 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We also used $2.3 million to acquire and invest in other businesses, and $6.9 million for working capital and other general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Repurchases

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMILEDS CORPORATION
(Registrant)

Dated:	January 12, 2012	By:	/s/ David Young
		Name:	David Young
		Title:	Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.