Form 10-Q
period 2012-02-29
SemiLEDs Corp
filed 2012-04-13
CIK 1333822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,461,160 shares of common stock, par value $0.0000056 per share, outstanding as of April 6, 2012.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 29, 2012

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

SEMILEDS CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 29, 2012	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,376	$83,619
Accounts receivable, net of allowance for doubtful accounts of $785 and $1,339	2,882	4,655
Accounts receivable from related parties	1,177	825
Inventories	17,931	16,217
Prepaid expenses and other current assets	1,483	1,542
Total current assets	89,849	106,858
Property, plant and equipment, net	54,474	51,804
Intangible assets, net	1,684	1,853
Goodwill	1,092	1,106
Investments in unconsolidated entities	12,849	15,579
Other assets	1,273	1,126
TOTAL ASSETS	$161,221	$178,326
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$1,085	$972
Current installments of long-term debt	977	981
Accounts payable	3,435	4,464
Accrued expenses and other current liabilities	5,546	7,361
Deferred income, current portion	51	51
Total current liabilities	11,094	13,829
Long-term debt, excluding current installments	5,539	6,105
Deferred income, net of current portion	415	441
Total liabilities	17,048	20,375
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—32,143 shares authorized; 27,443 and 27,285 shares issued and outstanding as of February 29, 2012 and August 31, 2011, respectively	—	—
Additional paid-in capital	166,060	164,370
Accumulated other comprehensive income	6,686	6,982
Accumulated deficit	(29,809)	(14,974)
Total SemiLEDs stockholders’ equity	142,937	156,378
Noncontrolling interests	1,236	1,573
Total equity	144,173	157,951
TOTAL LIABILITIES AND EQUITY	$161,221	$178,326

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Revenues, net	$7,905	$9,957	$14,652	$22,973
Cost of revenues	8,627	7,628	16,196	14,004
Gross profit (loss)	(722)	2,329	(1,544)	8,969
Operating expenses:
Research and development	2,023	738	3,712	1,185
Selling, general and administrative	3,045	2,198	6,950	3,485
Total operating expenses	5,068	2,936	10,662	4,670
Income (loss) from operations	(5,790)	(607)	(12,206)	4,299
Other income (expenses):
Equity in losses from unconsolidated entities, net	(1,176)	(675)	(2,702)	(897)
Interest income, net	12	14	16	2
Other income, net	47	44	95	44
Foreign currency transaction loss, net	(407)	(163)	(348)	(739)
Total other expenses, net	(1,524)	(780)	(2,939)	(1,590)
Income (loss) before income taxes	(7,314)	(1,387)	(15,145)	2,709
Income tax expense (benefit)	—	(219)	—	57
Net income (loss)	(7,314)	(1,168)	(15,145)	2,652
Less: Net loss attributable to noncontrolling interests	(200)	—	(310)	—
Net income (loss) attributable to SemiLEDs stockholders	$(7,114)	$(1,168)	$(14,835)	$2,652
Net loss attributable to SemiLEDs common stockholders:
Basic	$(7,114)	$(1,291)	$(14,835)	$(418)
Diluted	$(7,114)	$(1,291)	$(14,835)	$(418)
Net loss per share attributable to SemiLEDs common stockholders:
Basic	$(0.26)	$(0.05)	$(0.54)	$(0.03)
Diluted	$(0.26)	$(0.05)	$(0.54)	$(0.03)
Shares used in computing net loss per share attributable to SemiLEDs common stockholders:
Basic	27,383	25,337	27,343	16,346
Diluted	27,383	25,337	27,343	16,346

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 29,	February 28,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,145)	$2,652
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,058	3,038
Stock-based compensation expense	1,616	540
Provisions for inventory write-downs	1,605	374
Equity in losses from unconsolidated entities, net	2,702	897
Income recognized on patents assignment	(26)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,557	(2,254)
Inventories	(3,490)	(3,272)
Prepaid expenses and other	32	(455)
Accounts payable	787	1,442
Accrued expenses and other current liabilities	(1,699)	317
Net cash provided by (used in) operating activities	(8,003)	3,279
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including interest capitalized	(9,099)	(11,624)
Purchase of investments	—	(331)
Payments for development of intangible assets	(189)	(82)
Other investing activities, net	(2)	(76)
Net cash used in investing activities	(9,290)	(12,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	92,702
Proceeds from exercise of stock options	60	56
Proceeds from line of credit	1,094	2,789
Payments on line of credit	(900)	(1,167)
Proceeds from long-term debt	—	2,896
Payments of long-term debt	(471)	(377)
Net cash provided by (used in) financing activities	(217)	96,899
Effect of exchange rate changes on cash and cash equivalents	267	1,052
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,243)	89,117
CASH AND CASH EQUIVALENTS—Beginning of period	83,619	13,520
CASH AND CASH EQUIVALENTS—End of period	$66,376	$102,637
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$383	$1,086

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Notes to Unaudited Consolidated Financial Statements

1. Business

Business—SemiLEDs Corporation (“SemiLEDs”) was established on January 4, 2005 as a Delaware corporation and is a holding company for various wholly and majority-owned subsidiaries and joint ventures. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”), consisting primarily of LED chips and LED components. A portion of the Company’s business conducted in the three and six months ended February 29, 2012 consisted of the sale of contract manufactured LED components. The Company’s customers are concentrated in a few select markets, including China, Taiwan, Russia and North America.

On December 8, 2010, SemiLEDs completed its initial public offering in the United States and sold 6,038 thousand new common shares. The Company’s common shares are listed on the NASDAQ Global Select Market under the symbol “LEDS.”

As of February 29, 2012 and August 31, 2011, SemiLEDs had the following consolidated subsidiaries:

		Jurisdiction of	February 29,	August 31,
Subsidiaries	Main Activities	Incorporation	2012	2011
SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”)	Research, development, manufacturing, marketing and sale of LED products, consisting primarily of LED chips and LED components	Taiwan	100%	100%
Helios Crew Corporation (“Helios Crew”)	Sale of LED components through the Taiwan branch office	Delaware	100%	100%
SemiLEDs International Corporation Ltd. (“Hong Kong SemiLEDs”)	Investment holding	Hong Kong	100%	100%
Silicon Base Development, Inc. (“SBDI”)	Sale of LED components	Taiwan	100%	100%
Ning Xiang Technology Co., Ltd. (“Ning Xiang”)	Research, development, manufacturing, marketing and sale of lighting fixtures and systems	Taiwan	51%	51%
Xuhe Guangdian Co., Ltd. (“Shenzhen SemiLEDs”)	Sales and support services	China	100%	—

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the SEC. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 22, 2011. The unaudited consolidated balance sheet as of August 31, 2011 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of February 29, 2012, the Company’s results of operations for the three and six months ended February 29, 2012 and February 28, 2011, and the Company’s cash flows for the six months ended February 29, 2012 and February 28, 2011. The results for the three or six months ended February 29, 2012 are not necessarily indicative of the results to be expected for the year ending August 31, 2012.

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

Concentration of Supply Risk—Some of the components and technologies used in the Company’s products are purchased and licensed from a limited number of sources and some of our products are produced by a limited number of contract manufacturers. The loss of any of these suppliers and contract manufacturers may cause the Company to incur transition costs to another supplier or contract manufacturer, result in delays in the manufacturing and delivery of the Company’s products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of such suppliers and contract manufacturers for the fulfillment of its customer orders. Any failure of such suppliers and contract manufacturers to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products or satisfy customers’ orders, which could adversely affect the Company’s business, financial position, results of operations and cash flows.

Concentration of Credit Risk—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

The Company keeps its cash and cash equivalents in demand deposits, certificates of deposit and time deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 29, 2012 and August 31, 2011, cash and cash equivalents of the Company consist of the following (in thousands):

Cash and Cash Equivalents by Location	February 29, 2012	August 31, 2011
United States:
Denominated in U.S. dollars	$55,299	$75,348
Taiwan:
Denominated in U.S. dollars	9,132	3,382
Denominated in New Taiwan dollars	1,576	4,669
Denominated in other currencies	266	119
Hong Kong:
Denominated in U.S. dollars	102	100
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$66,376	$83,619

Substantially all of the Company’s revenues are derived from the sales of LED products. A significant portion of the Company’s revenues are derived from a limited number of customers and sales are concentrated in a few select markets. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management’s assessment of the collectibility of its customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Net revenues generated from sales to the top ten customers represented 70% and 60% of the Company’s net revenues for the three and six months ended February 29, 2012, respectively, and 72% and 62% of the Company’s net revenues for the three and six months ended February 28, 2011, respectively.

The Company’s revenues have been concentrated in a few select markets, including China, Taiwan, Russia and North America. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 77% and 81% of the Company’s net revenues for the three and six months ended February 29, 2012, respectively, and 91% of the Company’s net revenues for both the three and six months ended February 28, 2011.

Recently Issued Accounting Standards Update

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

3. Balance Sheet Components

Inventories

Inventories as of February 29, 2012 and August 31, 2011 consist of the following (in thousands):

	February 29, 2012	August 31, 2011
Raw materials	$3,413	$3,450
Work in process	4,588	3,287
Finished goods	9,930	9,480
Total	$17,931	$16,217

Inventory write-downs to estimated net realizable values were $611 thousand and $1,605 thousand for the three and six months ended February 29, 2012, respectively, and $234 thousand and $374 thousand for the three and six months ended February 28, 2011, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 29, 2012 and August 31, 2011 consist of the following (in thousands):

	February 29, 2012	August 31, 2011
Buildings and improvements	$14,449	$12,924
Machinery and equipment	57,642	50,669
Leasehold improvements	3,198	3,123
Other equipment	2,224	2,136
Construction in progress	5,678	8,159
Total property, plant and equipment	83,191	77,011
Less: Accumulated depreciation and amortization	(28,717)	(25,207)
Property, plant and equipment, net	$54,474	$51,804

Intangible Assets

Intangible assets as of February 29, 2012 and August 31, 2011 consist of the following (in thousands):

	February 29, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$522	$130	$392
Acquired technology	4	170	81	89
Customer relationships	5	1,362	159	1,203
Total		$2,054	$370	$1,684

	August 31, 2011
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$500	$114	$386
Acquired technology	4	172	61	111
Customer relationships	5	1,379	23	1,356
Total		$2,051	$198	$1,853

Amortization expense was $86 thousand and $171 thousand for the three and six months ended February 29, 2012, respectively, and $16 thousand and $31 thousand for the three and six months ended February 28, 2011, respectively.

The estimated future amortization expense for the Company’s intangible assets as of February 29, 2012 is as follows (in thousands):

Years Ending August 31,	Total
Remainder of 2012	$174
2013	349
2014	330
2015	298
2016	276
Thereafter	257
Total	$1,684

4. Investments in Unconsolidated Entities

The Company’s unconsolidated entities are joint ventures that the Company accounts for as investments on an equity or cost method basis. The equity method investments consist of SILQ (Malaysia) Sdn. Bhd. (“SILQ”), China SemiLEDs, and SS Optoelectronics Co., Ltd. (“SS Optoelectronics”). The Company’s ownership interest and investments in unconsolidated entities as of February 29, 2012 and August 31, 2011 consist of the following (in thousands, except percentages):

	Percentage Ownership	February 29, 2012	August 31, 2011
Equity method investments:
China SemiLEDs	49%	$10,891	$13,434
SILQ	50%	652	833
SS Optoelectronics	49%	251	253
Cost method investments	Various	1,055	1,059
Total investments in unconsolidated entities		$12,849	$15,579

There were no dividends received from unconsolidated entities through February 29, 2012.

Equity Method Investments—The following joint ventures are partially owned by the Company or its wholly owned subsidiaries; however, the Company has determined it does not control the entities but can exercise significant influence over the operating and financial policies of the joint ventures. The Company accounts for these joint ventures using the equity method of accounting.

In December 2009, the Company entered into an agreement to establish China SemiLEDs in Guangdong, China for the purposes of conducting research and development and producing LED epitaxial wafers and chips to be sold in China. The Company contributed $14.7 million to acquire a 49% ownership interest in China SemiLEDs. The excess of the Company’s share of net assets of China SemiLEDs over the carrying value of this investment was $6.7 million as of February 29, 2012. This negative basis difference is being amortized to income and the investment in China SemiLEDs over the weighted average useful life of the tangible assets used in the operations of China SemiLEDs, which is 11 years beginning in the period those assets are put in place and ready for their intended use. Such amortization commenced during the year ended August 31, 2011. For the three and six months ended February 29, 2012, the Company recorded an increase of $167 thousand and $334 thousand, respectively, to the Company’s investment in China SemiLEDs and a corresponding reduction in the Company’s equity in the net loss of China SemiLEDs.

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

The fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

The following is a summary of the financial information for China SemiLEDs and the Company’s other equity method investees (in thousands):

	February 29, 2012			August 31, 2011
Summary Balance Sheet Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Current assets	$24,607	$1,764	$26,371	$24,236	$1,959	$26,195
Noncurrent assets	65,315	529	65,844	63,620	538	64,158
Current liabilities	21,123	396	21,519	13,874	285	14,159
Noncurrent liabilities	32,825	—	32,825	32,139	—	32,139
Shareholders’ equity	35,974	1,897	37,871	41,843	2,212	44,055

	Three Months Ended
	February 29, 2012			February 28, 2011
Summary Statement of Operations Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Revenues, net	$206	$62	$268	$—	$25	$25
Gross loss	(2,251)	(30)	(2,281)	—	(4)	(4)
Loss from operations	(3,188)	(145)	(3,333)	(1,196)	(152)	(1,348)
Net loss	(2,742)	(14)	(2,756)	(1,187)	(156)	(1,343)

	Six Months Ended
	February 29, 2012			February 28, 2011
Summary Statement of Operations Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Revenues, net	$359	$122	$481	$—	$49	$49
Gross profit (loss)	(5,056)	(70)	(5,126)	—	9	9
Loss from operations	(6,756)	(311)	(7,067)	(1,619)	(346)	(1,965)
Net loss	(6,018)	(173)	(6,191)	(1,430)	(355)	(1,785)

Cost Method Investments—The Company held investments in non-marketable common stock of three unaffiliated companies with a cost of $1,055 thousand and $1,059 thousand as of February 29, 2012 and August 31, 2011, respectively. The fair value of these investments is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

5. Deferred Income

In March 2011, the Company received a one-time payment of $540 thousand, net of related costs of $60 thousand, for the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement. In addition, China SemiLEDs has granted the Company a royalty-free, transferable and exclusive license to use the assigned patents globally except in manufacturing LED wafers and chips in China and agreed to license all future patents acquired by China SemiLEDs to the Company for the use in manufacturing or selling LED products globally. Income of $509 thousand on such assignment was initially deferred and is being recognized in other income over the life of the assigned patents. For the three and six months ended February 29, 2012, the Company recognized $13 thousand and $26 thousand, respectively, in other income.

6. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are noncancellable and which expire at various dates between January 2013 and December 2020. Lease expense related to these noncancellable operating leases was $196 thousand and $396 thousand for the three and six months ended February 29, 2012, respectively, and $177 thousand and $345 thousand for the three and six months ended and February 28, 2011, respectively. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of February 29, 2012 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2012	$400
2013	844
2014	823
2015	900
2016	863
Thereafter	511
Total	$4,341

Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $7.2 million and $10.9 million as of February 29, 2012 and August 31, 2011.

Litigation—The Company is subject to various claims arising in the ordinary course of business.

On October 14, 2010, Cree, Inc., (“Cree”), a competitor and a major manufacturer of LED products, filed a complaint against the Company in the United States District Court of Delaware asserting infringement of certain of their patents. The complaint seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. The Company filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges the Company has infringed. On March 22, 2011, the court granted Cree’s motion to amend and the second amended complaint was placed on file. Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of the Company as a defendant. The third amended complaint similarly alleges that the Company has infringed certain of Cree’s patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. The Company answered the third amended complaint on May 16, 2011, denying all allegations of infringement. On November 1, 2011, Cree filed a motion for leave to file a fourth amended complaint adding a claim of willful infringement on one of the six patents-in-suit. On December 21, 2011, the court granted Cree’s motion for leave to amend. Accordingly, Cree will be seeking treble damages on its claim that the Company has willfully infringed one of the six patents-in-suit. The Markman hearing in this case was held on January 24, 2012, and the court issued a Markman ruling on March 21, 2012. Trial is scheduled for March 2013. On August 15, 2011, the Company filed a complaint for patent infringement against Cree in the United States District Court of Delaware seeking injunctive relief, damages, pre- and post-judgment interest, costs, expenses and attorneys’ fees for infringing a number of the Company’s patents. On October 11, 2011, Cree filed an answer and counterclaims to the Company’s complaint, denying all allegations of infringement, alleging that the Company and Taiwan SemiLEDs have infringed certain of its patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. The Company and Taiwan SemiLEDs filed their answer to Cree’s counterclaims on November 4, 2011. On November 22, 2011, Cree filed an amended counterclaim adding a claim of willful infringement on one of the patents-in-suit, pursuant to which Cree will be seeking treble damages. The Company answered the amended counterclaim on December 5, 2011. The court held an initial scheduling conference in this case on January 24, 2012. Trial is scheduled for November 2013. Management believes that the Company has meritorious defenses and the Company intends to contest this lawsuit vigorously. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated. In the opinion of management, based on currently available information, the likelihood of an unfavorable outcome to the Company in the Cree matters described above is reasonably possible but not probable. In the event of an unfavorable outcome, management believes the estimated range of amounts of reasonably possible damages, if imposed, would not be material to the Company’s financial position, results of operations, or cash flows.

However, the outcomes of legal proceedings and claims brought against the Company are always subject to significant uncertainty. Therefore, in the event that Cree is successful in obtaining some or all of the relief it seeks, or other additional information becomes available, it may cause management to revise the above assessment.

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

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors and nonemployees and also included stock options to purchase Series E shares issued, which were converted into common stock on a one-for-one basis, as part of an employment agreement related to the Company’s acquisition of SBDI. A summary of the stock-based compensation expense for the three and six months ended February 29, 2012 and February 28, 2011 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Stock options and stock units to employees	$740	$256	$1,029	$316
Stock units to directors	194	139	528	139
Stock options to nonemployees	3	6	4	15
Other stock-based compensation activity	28	32	55	70
	$965	$433	$1,616	$540

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

Equity Incentive Plans—A total of 3,849 thousand shares of common stock was reserved for issuance under the 2005 Plan and 2010 Plan. Since the initial public offering, awards are being made from the 2010 Plan. The 2010 Plan provides for awards in the form of restricted shares, restricted stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. Options outstanding under the 2005 Plan will continue to be governed by their existing terms.

In February 2012, the Company’s board of directors granted 31 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of February 6, 2012, and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $3.27 per unit. The compensation committee of the board of directors also granted 786 thousand restricted stock units to its executives and employees. These restricted stock units vest over four years at a rate of 25% on each anniversary the vesting start date of February 20, 2012, subject to earlier expiration in the event of the holder’s termination. The grant-date fair value of the restricted stock units was $3.53 per unit. Each restricted stock unit represents the contingent right to one share of SemiLEDs’ common stock.

Determining Fair Value of Stock Options—The Company determines the fair value of each grant of stock options using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Determining Fair Value of Restricted Stock Units—Grant date fair value is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

8. Net Income (Loss) Per Share of Common Stock

The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share of common stock for the three and six months ended February 29, 2012 and February 28, 2011 (in thousands, except per share data). The two-class method was used for the period through December 8, 2010, a period in which shares of several series of SemiLEDs’ convertible preferred stock were outstanding.

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Numerator:
Basic:
Net income (loss) attributable to SemiLEDs stockholders	$(7,114)	$(1,168)	$(14,835)	$2,652
8% noncumulative dividends on convertible preferred stock	—	(123)	—	(1,532)
Undistributed earnings allocated to convertible preferred stockholders	—	—	—	(1,538)
Net loss attributable to SemiLEDs common stockholders, basic	$(7,114)	$(1,291)	$(14,835)	$(418)
Diluted:
Net loss attributable to SemiLEDs common stockholders, basic	$(7,114)	$(1,291)	$(14,835)	$(418)
Undistributed earnings re-allocated to common stock	—	—	—	—
Net loss attributable to SemiLEDs common stockholders, diluted	$(7,114)	$(1,291)	$(14,835)	$(418)
Denominator:
Basic:
Shares used in computing net loss per share attributable to SemiLEDs common stockholders, basic	27,383	25,337	27,343	16,346
Diluted:
Shares used in computing net loss per share attributable to SemiLEDs common stockholders, basic	27,383	25,337	27,343	16,346
Add: Weighted average effect of dilutive securities:
Stock options	—	—	—	—
Shares used in computing net loss per share attributable to SemiLEDs common stockholders, diluted	27,383	25,337	27,343	16,346
Net loss per share attributable to SemiLEDs common stockholders:
Basic	$(0.26)	$(0.05)	$(0.54)	$(0.03)
Diluted	$(0.26)	$(0.05)	$(0.54)	$(0.03)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Stock units and stock options to purchase common stock	185	374	185	351
Common stock subject to repurchase	1	3	1	3

9. Income Taxes

The Company’s income (loss) before income taxes for the three and six months ended February 29, 2012 and February 28, 2011 consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
U.S. operations	$(1,758)	$(1,355)	$(4,117)	$(1,597)
Foreign operations	(5,556)	(32)	(11,028)	4,306
Income (loss) before income taxes	$(7,314)	$(1,387)	$(15,145)	$2,709

As of February 29, 2012 and August 31, 2011, the Company had $330 thousand and $330 thousand of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2011 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in U.S. federal, state or foreign jurisdictions.

10. Related-Party Transactions

The following material related-party transactions are reported in the Company’s unaudited interim consolidated statements of operations during the three and six months ended February 29, 2012 and February 28, 2011 (in thousands):

		Three Months Ended		Six Months Ended
		February 29,	February 28,	February 29,	February 28,
Related Parties	Transactions	2012	2011	2012	2011
China SemiLEDs	Sales of goods(1)	$—	$217	$26	$337
China SemiLEDs	Rendering of service(2)	10	267	250	267
China SemiLEDs	Gain on disposal of patents(3)	13	—	26	—

(1)          The Company sold products to China SemiLEDs pursuant to standard purchase orders.

(2)          The Company provided technical, engineering and operational support services to China SemiLEDs. The Company also provided sapphire wafer recycling services to China SemiLEDs. Service fees were negotiated on an arm’s length basis.

(3)          See Note 5 for further details.

During the six months ended February 29, 2012, the Company sold equipment to China SemiLEDs for total consideration of $244 thousand, determined based on net book value of equipment; no gain or loss was recognized.

The Company also paid certain costs on behalf of China SemiLEDs. As of February 29, 2012 and August 31, 2011, amounts due from China SemiLEDs of $1,145 thousand and $780 thousand, respectively, were recorded as accounts receivable from related parties on the consolidated balance sheets. China SemiLEDs also paid certain costs for the Company. Amounts due to China SemiLEDs of $5 thousand as of both February 29, 2012 and August 31, 2011 were recorded in other current liabilities.

11. Comprehensive Income (Loss)

The components of comprehensive income (loss) attributable to SemiLEDs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Net income (loss)	$(7,114)	$(1,168)	$(14,835)	$2,652
Foreign currency translation adjustment	2,670	1,583	(296)	4,393
Comprehensive income (loss)	$(4,444)	$415	$(15,131)	$7,045

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

•                          Our ability to grow our revenues generated from the sales of our products and to control our expenses.

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

•                          Adverse development in those selected markets, including China, Taiwan, Russia and North America, where our revenues are concentrated.

•                          Our ability to cost-effectively produce LED chips using larger wafer sizes.

•                          Our ability to implement our product innovation strategy effectively.

•                          Loss of customers.

•                          Failure of our strategy of marketing and selling our products in jurisdictions with limited intellectual property enforcement regimes.

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

•                          The availability of adequate and timely supply of electricity and water for our manufacturing facilities.

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

•                          Fluctuations in the exchange rate between the U.S. dollar, the New Taiwan, or NT, dollar and other currencies in which our sales, raw materials and component purchases and capital expenditures are denominated.

•                          China SemiLEDs’ failure to obtain requisite PRC governmental approvals for, or register with the PRC government, for import and export of technologies, and any resulting sanctions.

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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (the “2011 Annual Report”)

and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

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

We sell blue, green and ultraviolet (UV) LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including China, Taiwan, Russia and North America. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. We also contract other manufacturers to produce for our sale certain LED components products based on our design and technology requirements and under our quality control specifications and final inspection process.

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

As of February 29, 2012, we also had a 49% interest in China SemiLEDs, a joint venture entity that manufactures and sells LED chips in China. In addition, as of February 29, 2012, we owned a 50% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•                          General economic conditions and geographic concentration.  The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the global financial markets moderated thereafter, the global recession and disruption of the financial markets has led to concerns over the solvency of certain European Union member states. In addition, on August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA, which had a material adverse effect on the financial markets throughout the world. Credit downgrades of other significant countries have followed. Continued concerns over European Union member solvency, further credit-rating agency downgrades of the U.S. or other countries and failures by the U.S. or other important markets to sustain economic recovery could have a significant impact on the LED industry and our financial results. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including China, Taiwan, Russia and North America. Given that we are an early-stage company operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. In addition, we derive a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three months ended February 29, 2012, sales to our three largest customers, in the aggregate, accounted for 57% of our total revenues.

•                          Average selling price of our products.  Our financial performance is affected by the average selling price of our LED chips and LED components. The price that we charge to our customers is subject to a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, the size of the order and our relationship with the relevant customer, as well as general market and economic conditions. Increased competition, which began in calendar year 2011, and continued through the second quarter of our fiscal year 2012, created a highly aggressive pricing environment. Some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. Average selling prices are also affected by the mix of products that we sell in any given period. In particular, as the LED industry develops and technical specifications and market standards change, we must continue to develop and offer competitive products that meet our customers’ specifications and pricing requirements. Average selling prices for our LED chips and LED components are also impacted to a significant extent by the stage of our products’ life cycles, with average selling prices being higher early in the life cycle of a product and prices decreasing over time as products age and new products with higher efficacies are introduced. Therefore, our ability to continue to innovate by introducing higher efficacy LED chips at lower costs will have a material influence on our ability to improve our product margins. Reduction in the average selling price of lighting products will also affect the results of Ning Xiang.

•                          Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4” wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4” wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have limited impact on our gross profit, as we suffered from lower capacity utilization during the six months ended February 29, 2012 and must absorb a high level of fixed cost such as depreciation. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially if we are to grow.

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

•                          Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively.

•                          Our ability to realize our strategic initiatives, including through China SemiLEDs.  Our success in China will substantially depend on our ability to execute our strategies through China SemiLEDs, which has commenced production at its Foshan manufacturing facilities; however, it is in the early stages of business development and selling products in China. We expect that it will incur losses for the near term. In addition, our ability to execute our strategies in China will depend on our continued good working relationship with the other shareholders of China SemiLEDs, which are all PRC entities, and which collectively owned 51% of China SemiLEDs at February 29, 2012. The success of China SemiLEDs will also be driven by the factors listed above that influence our own results.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim consolidated financial statements for the six months ended February 29, 2012 as compared to those disclosed in our 2011 Annual Report.

Exchange Rate Information

We are a Delaware corporation and, under SEC requirements, must report our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. At the same time, the Company’s subsidiaries use the local currency as their functional currency. For example, the functional currency for Taiwan SemiLEDs, SBDI, the Taiwan branch office of Helios Crew Corporation, or Helios Crew, and Ning Xiang, is the NT dollar. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive income (loss) within equity. Income and expense accounts are translated at average exchange rates during the period. Any gains and losses from transactions denominated in currencies other than their functional currencies are recognized in the consolidated statements of operations as a separate component of other income (expense). Due to exchange rate fluctuations, such translated amounts may vary from quarter to quarter even in circumstances where such amounts have not materially changed when denominated in their functional currencies.

The translations from NT dollars to U.S. dollars for periods prior to January 1, 2011 were made at the exchange rates published on OANDA.com. For January 1, 2011 and all later dates and periods, the exchange rate refers to the exchange rate as set forth in the statistical release of the Bank of Taiwan. On August 31, 2011, the exchange rate was 29.01 NT dollars to one U.S. dollar. On February 29, 2012, the exchange rate was 29.38 NT dollars to one U.S. dollar. On April 6, 2012, the exchange rate was 29.52 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(l)	High	Low	Period-End
2010	32.08	32.95	31.26	32.06
2011	29.53	32.04	31.26	29.01
September 2011	29.73	30.58	28.95	30.48
October 2011	30.26	30.68	29.86	29.92
November 2011	30.23	30.44	30.02	30.33
December 2011	30.26	30.38	30.13	30.28
January 2012	30.04	30.31	29.58	29.58
February 2012	29.54	29.66	29.38	29.38
March 2012	29.52	29.62	29.43	29.51
April 2012 (through April 6, 2012)	29.49	29.52	29.46	29.52

(1)                   Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

Revenues, net

Our revenues decreased by approximately 21% from $10.0 million for the three months ended February 28, 2011 to $7.9 million for the three months ended February 29, 2012. The $2.1 million decrease in revenues reflects a $3.4 million decrease in revenues attributable to sales of LED chips, offset in part by a $1.4 million increase in revenues attributable to sales of LED components. Other revenues decreased slightly for the three months ended February 29, 2012.

The decrease in revenues attributable to sales of LED chips was due to a 60% decrease in the volume of LED chips sold and a 30% decrease in the average selling price of LED chips. The decrease in volume of LED chips sold was due to a slowdown in demand in our target markets, in particular the outdoor street lighting market in Asia, primarily as a result of reduced government spending, and increased competition for the remaining customers. The average selling price for our LED chips decreased primarily as a result of increased competition from a number of competitors that are much larger than us, as well as numerous smaller participants in the indoor lighting market, which created a highly aggressive pricing environment and resulted in industry participants, including us, having to lower prices for existing products and existing inventory.

The increase in revenues attributable to sales of LED components was due to a 579% increase in the volume of LED components sold. The increase, however, was offset in part by an 80% decrease in the average selling price of LED components, primarily reflecting our sales of a category of lower-priced LED components, continued market competition and pricing pressure for the other LED components we produce.

The decrease in other revenues was primarily due to a $0.6 million decrease in the sale of scraps, raw materials and service revenues, offset in part by a $0.5 million increase in revenues from lighting products reflecting our acquisition of Ning Xiang.

Cost of Revenues

Our cost of revenues increased by 13% from $7.6 million for the three months ended February 28, 2011 to $8.6 million for three months ended February 29, 2012. The increase in cost of revenues was primarily due to a $1.6 million increase in excess capacity charges and a $0.4 million increase in inventory valuation adjustment. These increases were offset in part by a lower cost of revenues, primarily as a result of the decrease in volume of LED chips sold. We experienced lower capacity utilization as a result of the decrease in customer demand, in particular, for our LED chips. Inventory write-downs increased from $0.2 million for the three months ended February 28, 2011, to $0.6 million for the three months ended February 29, 2012, primarily due to the write down of our components inventories to their estimated net realizable values as a result of a decline in average selling prices.

Gross Profit (Loss)

Our gross profit decreased from $2.3 million for the three months ended February 28, 2011 to a loss of $0.7 million for the three months ended February 29, 2012. Our gross margin percentage decreased from 23% for the three months ended February 28, 2011 to negative 9% for the three months ended February 29, 2012 as a consequence of the reduction in revenues, primarily due to the significant decreases in the average selling prices of LED components and LED chips, excess capacity charges and inventory write-downs, as more fully described above.

Operating Expenses

Research and development.  Our research and development expenses increased from $0.7 million for the three months ended February 28, 2011 to $2.0 million for the three months ended February 29, 2012. The increase was primarily due to an increase in materials and supplies used in research and development of $1.1 million and an increase in salaries attributable to the research and development function of $0.1 million. The amount of materials and supplies used in our research and development efforts was higher for the three months ended February 29, 2012, primarily due to our research and development activities to improve production yields, to enhance the brightness of our chips, to provide continued support for the migration to 4” wafers and to improve our products. Salary-related expenses were higher because they included the additional research and development employees of Ning Xiang, as well as increased stock-based compensation cost for our research and development personnel.

Selling, general and administrative.  Our selling, general and administrative expenses increased from $2.2 million for the three months ended February 28, 2011 to $3.0 million for the three months ended February 29, 2012. The increase was attributable to an increase in salary-related expenses of $0.4 million, primarily as a result of the hiring of additional employees for sales, marketing and administrative functions to support the growth of our business and to meet our public company regulatory and financial reporting and corporate governance requirements, and the additional sales, marketing and administrative employees of Ning Xiang, as well as an increase in stock-based compensation for our sales, marketing and administrative employees. The increase was also attributable to an increase in professional service expenses for accounting and advisory services of $0.1 million primarily resulting from a significantly higher level of professional service expenses as a public company. Increases in both stock-based compensation from awards of restricted stock units and cash retainer fees to our directors of $0.1 million, and in insurance (primarily due to directors and officers’ liability insurance) of $0.1 million, amortization of intangible assets, utilities and advertising of $0.1 million also contributed to the increase in selling, general and administrative expenses.

Other Income (Expenses)

Equity in losses from unconsolidated entities, net.  Our equity in the net losses from unconsolidated entities was $1.2 million for the three months ended February 29, 2012, as compared to $0.7 million for the three months ended February 28, 2011. The increase was primarily due to the increase in the net loss reported by China SemiLEDs, as it commenced commercial production, began to incur research and development expenses and a higher level of costs and expenses beginning in April 2011.

Foreign currency transaction loss, net.  We recognized a net foreign currency transaction loss of $0.4 million and $0.2 million for the three months ended February 29, 2012 and February 28, 2011, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar from demand and/or certificates of deposit held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

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

Our income tax benefit for the three months ended February 28, 2011 was $0.2 million, reflecting the true-up to an annual effective tax rate of 2.1%. The effective tax rate was lower than corporate statutory income tax rate, which is 17% for Taiwan SemiLEDs, as we were able to use tax credits and tax exemptions to offset payable corporate income tax; however, we were subject to a 10% alternative minimum tax and a 10% undistributed retained earnings tax in Taiwan.

Net Loss Attributable to Noncontrolling Interests

We recorded a net loss attributable to noncontrolling interests of $0.2 million for the three months ended February 29, 2012, which was attributable to the share of net loss of Ning Xiang held by the remaining 49% noncontrolling holders.

Six Months Ended February 29, 2012 Compared to the Six Months Ended February 28, 2011

Revenues, net

Our revenues decreased by approximately 36% from $23.0 million for the six months ended February 28, 2011 to $14.7 million for the six months ended February 29, 2012. The $8.3 million decrease in revenues reflects a $10.2 million decrease in revenues attributable to sales of LED chips, offset in part by a $1.1 million increase in other revenues and a $0.8 million increase in revenues attributable to sales of LED components.

The decrease in revenues attributable to sales of LED chips was due to a 59% decrease in the volume of LED chips sold and a 41% decrease in the average selling price of LED chips. The decrease in volume of LED chips sold was due to a slowdown in demand in our target markets, in particular the outdoor street lighting market in Asia, primarily as a result of reduced government spending and increased competition for the remaining customers. Our revenues attributable to sales of LED chips for the six months ended February 28, 2011 benefited from a large project-based order for sales to a customer in the six months ended February 28, 2011. The average selling price for our LED chips decreased primarily as a result of increased competition from a number of competitors that are much larger than us, as well as numerous smaller participants in the indoor lighting market, which created a highly aggressive pricing environment and resulted in industry participants, including us, having to lower prices for existing products and existing inventory.

The increase in revenues attributable to sales of LED components was due to a 436% increase in the volume of LED components sold. The increase, however, was offset in part by a 79% decrease in the average selling price of LED components primarily reflecting our sales of a category of lower-priced LED components, continued market competition and pricing pressure for the other LED components we produce.

The increase in other revenues was primarily due to a $1.4 million increase in revenue from sales of lighting products reflecting our acquisition of Ning Xiang and a $0.1 million increase in the sale of epitaxial wafers, offset in part by a $0.4 million decrease in the sale of raw materials and scraps.

Cost of Revenues

Our cost of revenues increased by 16% from $14.0 million for the six months ended February 28, 2011 to $16.2 million for six months ended February 29, 2012. The increase in cost of revenues was primarily due to a $2.6 million increase in excess capacity charges and a $1.2 million increase in inventory valuation adjustment. These increases were offset in part by a lower cost of revenues, primarily as a result of the decrease in volume of LED chips sold. We experienced lower capacity utilization as a result of the decrease in customer demand, in particular, for our LED chips. Inventory write-downs increased from $0.4 million for the six months ended February 28, 2011 to $1.6 million for the six months ended February 29, 2012, primarily due to the write down of our chips and components inventories to their estimated net realizable values as a result of a continued decline in average selling prices.

Gross Profit (Loss)

Our gross profit decreased from $9.0 million for the six months ended February 28, 2011 to a loss of $1.5 million for the six months ended February 29, 2012. Our gross margin percentage decreased from 39% for the six months ended February 28, 2011 to negative 11% for the six months ended February 29, 2012 as a consequence of the reduction in revenues, primarily due to significant decreases in the average selling prices of LED components and LED chips, excess capacity charges and inventory write-downs, as more fully described above.

Operating Expenses

Research and development.  Our research and development expenses increased from $1.2 million for the six months ended February 28, 2011 to $3.7 million for the six months ended February 29, 2012. The increase was primarily due to an increase in materials and supplies used in research and development of $2.1 million and an increase in salaries attributable to the research and development function of $0.1 million. The amount of materials and supplies used in our research and development efforts was higher for the six months ended February 29, 2012, primarily due to our research and development activities to improve production yields, to enhance the brightness of our chips, to provide continued support for the migration to 4” wafers and to improve our products. Salary-related expenses were higher because they included the additional research and development employees of Ning Xiang, as well as increased stock-based compensation cost for our research and development personnel. Our research and development expenses in the six months ended February 28, 2011 were favorably improved by a grant from the Taiwan Science Park Administration, which was recorded as an offset against our research and development expenses.

Selling, general and administrative.  Our selling, general and administrative expenses increased from $3.5 million for the six months ended February 28, 2011 to $7.0 million for the six months ended February 29, 2012. The increase was mainly attributable to an increase in professional service expenses for legal, accounting and advisory services of $1.3 million primarily resulting from our defense against a patent infringement lawsuit and a significantly higher level of professional service expenses as a public company. The increase was also attributable to an increase in salary-related expenses of $1.0 million, primarily as a result of the hiring of additional employees for sales, marketing and administrative functions to support the growth of our business and to meet our public company regulatory and financial reporting and corporate governance requirements, and the additional sales, marketing and administrative employees of Ning Xiang, as well as an increase in stock-based compensation for our sales, marketing and administrative employees. Increases in stock-based compensation from awards of restricted stock units to our directors of $0.4 million, in directors and officers’ liability insurance of $0.2 million, and in amortization of intangible assets, utilities and advertising of $0.3 million also contributed to the increase in selling, general and administrative expenses.

Other Income (Expenses)

Equity in losses from unconsolidated entities, net.  Our equity in the net losses from unconsolidated entities was $2.7 million for the six months ended February 29, 2012, as compared to $0.9 million for the six months ended February 28, 2011. The increase was primarily due to the increase in the net loss reported by China SemiLEDs, as it commenced commercial production, began to incur research and development expenses and a higher level of costs and expenses beginning in April 2011.

Foreign currency transaction loss, net.  We recognized a net foreign currency transaction loss of $0.3 million and $0.7 million for the six months ended February 29, 2012 and February 28, 2011, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar from demand and/or certificates of deposit held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

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

Our income tax expense for the six months ended February 28, 2011 was $0.1 million, reflecting an annual effective tax rate of 2.1%. The effective tax rate was lower than corporate statutory income tax rate, which is 17% for Taiwan SemiLEDs, as we were able to use tax credits and tax exemptions to offset corporate income tax payable; however, we were subject to a 10% alternative minimum tax and a 10% undistributed retained earnings tax in Taiwan.

Net Loss Attributable to Noncontrolling Interests

We recorded a net loss attributable to noncontrolling interests of $0.3 million for the six months ended February 29, 2012, which was attributable to the share of net loss of Ning Xiang held by the remaining 49% noncontrolling holders.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we have substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of February 29, 2012 and August 31, 2011, we had cash and cash equivalents of $66.4 million and $83.6 million, respectively, which were predominately held in U.S. dollar-denominated demand deposits and money market funds, and at August 31, 2011, also in certificates of deposit.

During the year ended August 31, 2011 and the six months ended February 29, 2012, we utilized operating lines of credit with certain banks to fulfill our short-term financing needs. The outstanding balances of these lines of credit were $1.1 million and $1.0 million as of February 29, 2012 and August 31, 2011, respectively. These lines of credit had maturity dates of eight months from the date of draw down and bore fixed interest rates ranging from 1.3% to 1.7% per annum as of February 29, 2012 and August 31, 2011, respectively. Unused amounts on these lines of credit were $7.8 million and $7.3 million as of February 29, 2012 and August 31, 2011, respectively.

As of February 29, 2012 and August 31, 2011, our long-term debt, which includes NT dollar-denominated long-term notes, totaled $6.5 million and $7.1 million, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, ranging from 1.8% to 2.0% per annum as of both February 29, 2012 and August 31, 2011, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $14,000 over the 15-year term of the note with final payment to occur in May 2024 and, as of February 29, 2012, our outstanding balance on this note payable was approximately $1.8 million.

•                          The second note payable requires monthly payments of principal and interest in the amount of $30,000 over the five-year term of the note with final payment to occur in August 2014 and, as of February 29, 2012, our outstanding balance on this note payable was approximately $0.9 million.

•                          The third note payable requires monthly payments of principal and interest in the amount of $28,000 over the five-year term of the note with final payment to occur in May 2015 and, as of February 29, 2012, our outstanding balance on this note payable was approximately $1.1 million.

•                          The fourth note payable requires monthly payments of principal and interest in the amount of $19,000 over the 15-year term of the note with final payment to occur in December 2025 and, as of February 29, 2012, our outstanding balance on this note payable was approximately $2.8 million.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $0.8 million, $3.7 million and $16.1 million for the years ended August 31, 2008, 2009 and 2011, respectively. For the six months ended February 29, 2012, net loss attributable to SemiLEDs stockholders was $14.8 million. The only recent year in which we have been profitable was the year ended August 31, 2010, in which we generated net income attributable to SemiLEDs stockholders of $10.8 million. We believe that, based on our current level of operations and spending needs, the net proceeds from our initial public offering, together with our existing liquidity sources and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flow

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 29,	February 28,
	2012	2011
Net cash provided by (used in) operating activities	$(8,003)	$3,279
Net cash used in investing activities	(9,290)	(12,113)
Net cash provided by (used in) financing activities	(217)	96,899

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended February 29, 2012 was $8.0 million, compared to net cash provided by operating activities for the six months ended February 28, 2011 of $3.3 million. Cash used in operating activities for the six months ended February 29, 2012 was higher, primarily due to an increase in cash used to pay for professional service expenses, including legal services, primarily resulting from our defense against a patent infringement lawsuit, and accounting and advisory services primarily due to a significantly higher level of professional service expenses as a public company; an increase in cash used to pay for salary-related expenses due to our hiring of additional employees to support our growth and to meet our public company regulatory, financial reporting and corporate governance requirements; and a decrease in cash collected from customers due to lower revenues as a result of decreases in volume reflecting decreased customer demand and in average selling prices.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended February 29, 2012 was $9.3 million, consisting primarily of the purchases of machinery and equipment, and payments for expanding and upgrading our manufacturing facilities at our Hsinchu, Taiwan headquarters.

Net cash used in investing activities for the six months ended February 28, 2011 was $12.1 million, consisting primarily of the purchases of buildings and purchases of machinery and equipment in an amount of $11.6 million, and our investment in an unaffiliated company of $0.3 million.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities for the six months ended February 29, 2012 was $0.2 million, consisting primarily of payments of lines of credit and long-term debt in the aggregate amount of $1.4 million, offset in part by proceeds from the draw down on lines of credit of $1.1 million.

Net cash provided by financing activities for the six months ended February 28, 2011 was $96.9 million, consisting primarily of net proceeds from the issuance of common stock of $92.7 million, proceeds from the issuance of long-term debt of $2.9 million, proceeds from the draw down on lines of credit of $2.8 million, offset in part by payments of lines of credit and long-term debt of $1.2 million and $0.4 million, respectively.

Contractual Obligations

As of February 29, 2012, our total purchase obligations for property, plant and equipment were $7.2 million. For the six months ended February 29, 2012, we drew down $1.1 million from lines of credit and made regular payments on our lines of credit and long-term debt in the aggregate amount of $1.4 million.

Capital Expenditures

We had capital expenditures of $9.1 million and $11.6 million for the six months ended February 29, 2012 and February 28, 2011, respectively. Our capital expenditures consisted primarily of purchases of building, machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

During the six months ended February 29, 2012, we had no off-balance sheet arrangements. We do not have any interests in variable interest entities.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily:

Interest Rate Risk

We had cash and cash equivalents of $66.4 million as of February 29, 2012, which are invested in demand deposits, money market funds and time deposits. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the six months ended February 29, 2012 would not have had a material impact on our unaudited interim consolidated financial statements.

As of February 29, 2012, we had long-term notes payable of $6.5 million and lines of credit of $1.1 million. Long-term notes payable carry variable interest rates and these interest rates, which ranged between 1.8% to 2.0% per annum as of February 29, 2012, are based on the annual time deposit rate plus a specific spread. A hypothetical 10% change in the note payable interest rates during the six months ended February 29, 2012 would not have had a material impact on our unaudited interim consolidated financial statements.

Foreign Exchange Risk

The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, SBDI, the Taiwan branch office of Helios Crew and Ning Xiang, is the NT dollar. We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars at exchange rates in effect at each balance sheet date and record the resulting translation adjustments to the accumulated other comprehensive income (loss) within equity. Certain of our non-U.S. subsidiaries also hold cash and cash equivalents in currencies other than their functional currencies, mainly in U.S. dollar-denominated demand deposits. In addition, a portion of our revenues and expenses are currently earned and paid, respectively, by our non-U.S. subsidiaries in currencies other than their functional currencies, mainly in U.S. dollars and to a lesser extent in Japanese Yen. We translate income and expense accounts at average exchange rates during the applicable period. Our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our consolidated statements of operations. If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected due to changes in foreign exchange rates. A hypothetical 10% adverse change in foreign currency exchange rates between the U.S. dollar and NT dollar during the six months ended February 29, 2012 would have resulted in an adjustment to the accumulated other comprehensive loss of $9.3 million and an additional foreign exchange loss of approximately $1.1 million.

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

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 29, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 29, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cree

On October 14, 2010, Cree, our competitor and a major manufacturer of LED products, filed a complaint against us and Helios Crew, our wholly owned subsidiary, with the United States District Court of Delaware, alleging that we and Helios Crew have infringed certain of their patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. We and Helios Crew filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. Cree filed a motion on December 10, 2010 to amend its initial complaint to add additional United States patents that it alleges we have infringed. On March 22, 2011, the court granted Cree’s motion to amend and the second amended complaint was placed on file. Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of our Company, Taiwan SemiLEDs, as a defendant. The third amended complaint similarly alleges that we have infringed certain of Cree’s patents in the United States and seeks injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. We answered the third amended complaint on May 16, 2011, denying all allegations of infringement. On November 1, 2011, Cree filed a motion for leave to file a fourth amended complaint adding a claim of willful infringement on one of the six patents-in-suit. On December 21, 2011, the court granted Cree’s motion for leave to amend. Accordingly, Cree will be seeking treble damages on its claim that we have willfully infringed one of the six patents-in-suit. The Markman hearing in this case was held on January 24, 2012, and the court issued a Markman ruling on March 21, 2012. Trial is scheduled for March 2013. We believe we have meritorious defenses and intend to contest this lawsuit vigorously. However, in the event that Cree is successful in obtaining some or all of the relief it seeks, we may be barred from importing or selling our products into the United States and may be subject to damages and penalties. Moreover, Cree has an extensive patent portfolio and we cannot assure you that Cree will not assert additional claims of infringement of its other patents. We believe that, as our visibility within the LED market increased as a result of our initial public offering, the risk that additional infringement claims, with or without merit, will be asserted against us will increase. On August 15, 2011, we and Taiwan SemiLEDs filed a complaint against Cree in the United States District Court of Delaware seeking injunctive relief, damages, pre- and post-judgment interest, costs, expenses and attorneys’ fees for infringing a number of our patents. On October 11, 2011, Cree filed an answer and counterclaims to our complaint, denying all allegations of infringement, alleging that we and Taiwan SemiLEDs have infringed certain of its patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. We and Taiwan SemiLEDs filed our answer to Cree’s counterclaims on November 4, 2011. On November 22, 2011, Cree filed an amended counterclaim adding a claim of willful infringement on one of the patents-in-suit, pursuant to which Cree will be seeking treble damages. We answered the amended counterclaim on December 5, 2011. The Court held an initial scheduling conference in this case on January 24, 2012.  Trial is scheduled for November 2013.

Item 1A.  Risk Factors

There are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2011 Annual Report, except to the extent amended or supplemented as follows:

We derive our revenues mainly from the sale of our LED chips and LED components. Our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our financial condition and results of operation.

An increasing percentage of our revenues is generated from the sale of LED components and lighting products, as compared to the sale of LED chips. Revenues attributable to the sale of our LED chips represented 78%, 77% and 58% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively, and 23% of our revenues for the six months ended February 29, 2012. Revenues attributable to the sale of our LED components represented 20%, 21% and 32% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively, and 58% of our revenues for the six months ended February 29, 2012. In addition to the sales of LED chips and LED components, our core products, revenues attributable to the sale of lighting products, which represent an addition to our product portfolio as a result of our acquisition of an equity interest in Ning Xiang, accounted for 11% of our revenues for the six months ended February 29, 2012. We expect to continue to generate our revenues mainly from the sale of LED chips and LED components for the foreseeable future. As such, the continued market acceptance of our LED chips and LED components is critical to our continued success, and our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our business, financial condition and results of operations.

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

We depend on contract manufacturing for portions of our supply chain. The inability of our contract manufacturers to produce products that satisfy our requirements may have a material adverse affect on our business.

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

We derive a significant portion of our revenues from a limited number of customers. For the three and six months ended February 29, 2012, our top ten customers collectively accounted for 70% and 60% of our revenues. Some of our largest customers have changed from year to year primarily as a result of our limited operating history, rapid growth, broadening customer base, and the timing of discrete, large project-based purchases. For the three months ended February 29, 2012, sales to our three largest customers, in the aggregate, accounted for 57% of our total revenues.

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

Sales of our products are concentrated in a few select markets. Adverse developments in these markets could have a material and disproportionate impact on us.

Our revenues are highly concentrated in a few select markets. For example, revenues generated from sales of our LED chips and LED components to just two markets, Taiwan and China (including Hong Kong), accounted for 79%, 76% and 68% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively. For the three and six months ended February 29, 2012, four such select markets—China, Taiwan, Russia and North America—accounted for 77% and 81%, respectively, of our net revenues. As a result of our revenue concentration in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects.

We will be required to assess our internal control over financial reporting on an annual basis and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a management report that assesses the effectiveness of our internal control over financial reporting in our annual report on Form 10-K beginning with our annual report for the fiscal year ending August 31, 2012. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, which we will be required to disclose. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management resources and time on compliance related issues. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we may be subject to sanctions or investigations by regulatory agencies such as the SEC. In addition, failure to meet the requirements of Section 404 or to disclose any material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. Moreover, if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, we may be subject to sanctions or investigation by regulatory authorities, including the SEC and The NASDAQ Stock Market, and our stated results of operations and reputation may be materially and adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of February 29, 2012, we had used $22.3 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We had also used $2.3 million to acquire and invest in other businesses, and $11.1 million for working capital and other general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Repurchases

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMILEDS CORPORATION
(Registrant)

Dated:	April 13, 2012	By:	/s/ David Young
		Name:	David Young
		Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Director Form) (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2012, File No. 001-34992)

10.2

SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form) (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 24, 2012, File No. 001-34992)

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