Form 10-Q
period 2012-05-31
SemiLEDs Corp
filed 2012-07-13
CIK 1333822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,469,653 shares of common stock, par value $0.0000056 per share, outstanding as of July 5, 2012.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2012

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31, 2012	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,945	$83,619
Accounts receivable, net of allowance for doubtful accounts of $649 and $1,339	4,218	4,655
Accounts receivable from related parties	1,177	825
Inventories	14,861	16,217
Prepaid expenses and other current assets	1,565	1,542
Total current assets	84,766	106,858
Property, plant and equipment, net	54,329	51,804
Intangible assets, net	1,604	1,853
Goodwill	1,075	1,106
Investments in unconsolidated entities	10,574	15,579
Other assets	1,269	1,126
TOTAL ASSETS	$153,617	$178,326
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$1,585	$972
Current installments of long-term debt	966	981
Accounts payable	5,028	4,464
Accrued expenses and other current liabilities	7,001	7,361
Deferred income, current portion	51	51
Total current liabilities	14,631	13,829
Long-term debt, excluding current installments	5,211	6,105
Deferred income, net of current portion	403	441
Total liabilities	20,245	20,375
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—32,143 shares authorized; 27,468 and 27,285 shares issued and outstanding as of May 31, 2012 and August 31, 2011, respectively	—	—
Additional paid-in capital	166,566	164,370
Accumulated other comprehensive income	5,499	6,982
Accumulated deficit	(39,812)	(14,974)
Total SemiLEDs stockholders’ equity	132,253	156,378
Noncontrolling interests	1,119	1,573
Total equity	133,372	157,951
TOTAL LIABILITIES AND EQUITY	$153,617	$178,326

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Revenues, net	$9,178	$5,600	$23,830	$28,573
Cost of revenues	10,232	5,124	26,428	19,128
Gross profit (loss)	(1,054)	476	(2,598)	9,445
Operating expenses:
Research and development	2,223	1,041	5,935	2,226
Selling, general and administrative	3,205	3,329	10,155	6,814
Provision for potential litigation settlement (Note 6)	1,500	—	1,500	—
Total operating expenses	6,928	4,370	17,590	9,040
Income (loss) from operations	(7,982)	(3,894)	(20,188)	405
Other income (expenses):
Equity in losses from unconsolidated entities, net	(2,173)	(1,105)	(4,875)	(2,002)
Interest income (expenses), net	(6)	8	10	10
Other income, net	49	39	144	83
Foreign currency transaction gain (loss), net	10	(181)	(338)	(920)
Total other expenses, net	(2,120)	(1,239)	(5,059)	(2,829)
Loss before income taxes	(10,102)	(5,133)	(25,247)	(2,424)
Income tax expense (benefit)	—	(10)	—	47
Net loss	(10,102)	(5,123)	(25,247)	(2,471)
Less: Net loss attributable to noncontrolling interests	(99)	—	(409)	—
Net loss attributable to SemiLEDs stockholders	$(10,003)	$(5,123)	$(24,838)	$(2,471)
Net loss attributable to SemiLEDs common stockholders:
Basic	$(10,003)	$(5,123)	$(24,838)	$(5,541)
Diluted	$(10,003)	$(5,123)	$(24,838)	$(5,541)
Net loss per share attributable to SemiLEDs common stockholders:
Basic	$(0.36)	$(0.19)	$(0.91)	$(0.28)
Diluted	$(0.36)	$(0.19)	$(0.91)	$(0.28)
Shares used in computing net loss per share attributable to SemiLEDs common stockholders:
Basic	27,481	27,256	27,389	20,021
Diluted	27,481	27,256	27,389	20,021

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended May 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,247)	$(2,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,320	4,759
Stock-based compensation expense	2,114	1,388
Bad debt expense	—	50
Gain on disposal of property, plant and equipment	(125)	—
Provisions for inventory write-downs	2,333	1,519
Equity in losses from unconsolidated entities, net	4,875	2,002
Income recognized on patents assignment	(38)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	215	617
Inventories	(1,434)	(7,091)
Prepaid expenses and other	(66)	(601)
Accounts payable	692	(510)
Accrued expenses and other current liabilities	(176)	317
Net cash used in operating activities	(10,537)	(25)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including interest capitalized	(10,351)	(16,490)
Sale of property, plant and equipment	171	—
Purchase of investments	—	(993)
Payments for development of intangible assets	(259)	(171)
Proceeds from patents assignment, net	—	540
Other investing activities, net	17	(98)
Net cash used in investing activities	(10,422)	(17,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	92,702
Proceeds from exercise of stock options	68	62
Proceeds from line of credit	1,594	3,304
Payments on line of credit	(900)	(1,425)
Proceeds from long-term debt	—	2,896
Payments of long-term debt	(710)	(642)
Net cash provided by financing activities	52	96,897
Effect of exchange rate changes on cash and cash equivalents	233	1,212
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,674)	80,872
CASH AND CASH EQUIVALENTS—Beginning of period	83,619	13,520
CASH AND CASH EQUIVALENTS—End of period	$62,945	$94,392
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$2,124	$560

See notes to unaudited consolidated financial statements.

SEMILEDS CORPORATION

Notes to Unaudited Consolidated Financial Statements

1. Business

Business—SemiLEDs Corporation (“SemiLEDs”) was established on January 4, 2005 as a Delaware corporation and is a holding company for various wholly and majority-owned subsidiaries and joint ventures. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”), consisting primarily of LED chips and LED components. A portion of the Company’s business conducted in the three and nine months ended May 31, 2012 consisted of the sale of contract manufactured LED components. The Company’s customers are concentrated in a few select markets, including China, Taiwan, Russia and North America.

On December 8, 2010, SemiLEDs completed its initial public offering in the United States and sold 6,038 thousand new common shares. The Company’s common shares are listed on the NASDAQ Global Select Market under the symbol “LEDS.”

As of May 31, 2012 and August 31, 2011, SemiLEDs had the following consolidated subsidiaries:

		Jurisdiction of	May 31,	August 31,
Subsidiaries	Main Activities	Incorporation	2012	2011
SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”)	Research, development, manufacturing, marketing and sale of LED products, consisting primarily of LED chips and LED components	Taiwan	100%	100%
Helios Crew Corporation (“Helios Crew”)	Sale of LED components through the Taiwan branch office	Delaware	100%	100%
SemiLEDs International Corporation Ltd. (“Hong Kong SemiLEDs”)	Investment holding	Hong Kong	100%	100%
Silicon Base Development, Inc. (“SBDI”)	Sale of LED components	Taiwan	100%	100%
Ning Xiang Technology Co., Ltd. (“Ning Xiang”)	Research, development, manufacturing, marketing and sale of lighting fixtures and systems	Taiwan	51%	51%
Xuhe Guangdian Co., Ltd. (“Shenzhen SemiLEDs”)	Sales and support services	China	100%	—
HB Lighting Co., Ltd. (“HB Lighting”)	Sale of LED components	Taiwan	100%	—

The most significant of these consolidated subsidiaries is Taiwan SemiLEDs located in Hsinchu, Taiwan where substantially all research, development, manufacturing, marketing and sales activities currently take place and where substantially all of the assets are held. In August 2011, the Company, through a wholly owned subsidiary, acquired 51% of the outstanding shares of Ning Xiang. The results of Ning Xiang are included in the Company’s consolidated financial statements from the date of acquisition. In September 2011, the Company, through a wholly owned subsidiary, established Shenzhen SemiLEDs to conduct sales and to provide services to the Company’s customers in China. In March 2012, the Company, through a wholly owned subsidiary, established HB Lighting to conduct sales of LED components in Taiwan.

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the SEC. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed with the SEC on November 22, 2011. The unaudited consolidated balance sheet as of August 31, 2011 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of May 31, 2012, the Company’s results of operations for the three and nine months ended May 31, 2012 and 2011, and the Company’s cash flows for the nine months ended May 31, 2012 and 2011. The results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results to be expected for the year ending August 31, 2012.

Principles of Consolidation—The unaudited interim consolidated financial statements include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

Use of Estimates—The preparation of unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the collectibility of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock-based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment and intangible assets, the fair value of acquired tangible and intangible assets, income tax uncertainties, provision for potential litigation costs and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

Concentration of Supply Risk—Some of the components and technologies used in the Company’s products are purchased and licensed from a limited number of sources and some of the Company’s products are produced by a limited number of contract manufacturers. The loss of any of these suppliers and contract manufacturers may cause the Company to incur transition costs to another supplier or contract manufacturer, result in delays in the manufacturing and delivery of the Company’s products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of such suppliers and contract manufacturers for the fulfillment of its customer orders. Any failure of such suppliers and contract manufacturers to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products or satisfy customers’ orders, which could adversely affect the Company’s business, financial position, results of operations and cash flows.

Concentration of Credit Risk—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

The Company keeps its cash and cash equivalents in demand deposits, certificates of deposit and time deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2012 and August 31, 2011, cash and cash equivalents of the Company consist of the following (in thousands):

Cash and Cash Equivalents by Location	May 31, 2012	August 31, 2011
United States:
Denominated in U.S. dollars	$55,283	$75,348
Taiwan:
Denominated in U.S. dollars	5,609	3,382
Denominated in New Taiwan dollars	1,670	4,669
Denominated in other currencies	247	119
China (including Hong Kong):
Denominated in U.S. dollars	68	100
Denominated in Renminbi	67	—
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$62,945	$83,619

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

Net revenues generated from sales to the top ten customers represented 57% and 55% of the Company’s net revenues for the three and nine months ended May 31, 2012, respectively, and 70% and 58% of the Company’s net revenues for the three and nine months ended May 31, 2011, respectively.

The Company’s revenues have been concentrated in a few select markets, including China, Taiwan, Russia and North America. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 78% and 80% of the Company’s net revenues for the three and nine months ended May 31, 2012, respectively, and 87% and 90% of the Company’s net revenues for the three and nine months ended May 31, 2011.

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

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2012 and August 31, 2011 consist of the following (in thousands):

	May 31, 2012	August 31, 2011
Raw materials	$3,045	$3,450
Work in process	4,132	3,287
Finished goods	7,684	9,480
Total	$14,861	$16,217

Inventory write-downs to estimated net realizable values were $728 thousand and $2,333 thousand for the three and nine months ended May 31, 2012, respectively, and $1,145 thousand and $1,519 thousand for the three and nine months ended May 31, 2011, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2012 and August 31, 2011 consist of the following (in thousands):

	May 31, 2012	August 31, 2011
Buildings and improvements	$14,538	$12,924
Machinery and equipment	59,668	50,669
Leasehold improvements	3,153	3,123
Other equipment	2,197	2,136
Construction in progress	5,152	8,159
Total property, plant and equipment	84,708	77,011
Less: Accumulated depreciation and amortization	(30,379)	(25,207)
Property, plant and equipment, net	$54,329	$51,804

Intangible Assets

Intangible assets as of May 31, 2012 and August 31, 2011 consist of the following (in thousands):

	May 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$547	$137	$410
Acquired technology	4	168	91	77
Customer relationships	5	1,340	223	1,117
Total		$2,055	$451	$1,604

	August 31, 2011
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$500	$114	$386
Acquired technology	4	172	61	111
Customer relationships	5	1,379	23	1,356
Total		$2,051	$198	$1,853

Amortization expense was $87 thousand and $258 thousand for the three and nine months ended May 31, 2012, respectively, and $17 thousand and $48 thousand for the three and nine months ended May 31, 2011, respectively.

The estimated future amortization expense for the Company’s intangible assets as of May 31, 2012 is as follows (in thousands):

Years Ending August 31,	Total
Remainder of 2012	$86
2013	346
2014	327
2015	296
2016	273
Thereafter	276
Total	$1,604

4. Investments in Unconsolidated Entities

The Company’s unconsolidated entities are joint ventures that the Company accounts for as investments on an equity or cost method basis. The equity method investments consist of SILQ (Malaysia) Sdn. Bhd. (“SILQ”), China SemiLEDs, and SS Optoelectronics Co., Ltd. (“SS Optoelectronics”). The Company’s ownership interest and investments in unconsolidated entities as of May 31, 2012 and August 31, 2011 consist of the following (in thousands, except percentages):

	Percentage Ownership	May 31, 2012	August 31, 2011
Equity method investments:
China SemiLEDs	49%	$8,671	$13,434
SILQ	50%	604	833
SS Optoelectronics	49%	250	253
Cost method investments	Various	1,049	1,059
Total investments in unconsolidated entities		$10,574	$15,579

There were no dividends received from unconsolidated entities through May 31, 2012.

Equity Method Investments—The following joint ventures are partially owned by the Company or its wholly owned subsidiaries; however, the Company has determined it does not control the entities but can exercise significant influence over the operating and financial policies of the joint ventures. The Company accounts for these joint ventures using the equity method of accounting.

In December 2009, the Company entered into an agreement to establish China SemiLEDs in Guangdong, China for the purposes of conducting research and development and producing LED epitaxial wafers and chips to be sold in China. The Company contributed $14.7 million to acquire a 49% ownership interest in China SemiLEDs. The excess of the Company’s share of net assets of China SemiLEDs over the carrying value of this investment was $6.6 million as of May 31, 2012. This negative basis difference is being amortized to income and the investment in China SemiLEDs over the weighted average useful life of the tangible assets used in the operations of China SemiLEDs, which is 11 years beginning in the period those assets are put in place and ready for their intended use. Such amortization commenced during the year ended August 31, 2011. For the three and nine months ended May 31, 2012, the Company recorded an increase of $167 thousand and $501 thousand, respectively, to the Company’s investment in China SemiLEDs and a corresponding reduction in the Company’s equity in the net loss of China SemiLEDs.

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

The following is a summary of the financial information for China SemiLEDs and the Company’s other equity method investees (in thousands):

	May 31, 2012			August 31, 2011
Summary Balance Sheet Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Current assets	$18,443	$1,505	$19,948	$24,236	$1,959	$26,195
Noncurrent assets	63,553	529	64,082	63,620	538	64,158
Current liabilities	18,610	304	18,914	13,874	285	14,159
Noncurrent liabilities	32,266	—	32,266	32,139	—	32,139
Shareholders’ equity	31,120	1,730	32,850	41,843	2,212	44,055

	Three Months Ended May 31,
	2012			2011
Summary Statement of Operations Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Revenues, net	$452	$454	$906	$43	$67	$110
Gross profit (loss)	(3,629)	91	(3,538)	(1,301)	(13)	(1,314)
Loss from operations	(5,181)	(27)	(5,208)	(2,750)	(156)	(2,906)
Net loss	(4,661)	(98)	(4,759)	(2,324)	(165)	(2,489)

	Nine Months Ended May 31,
	2012			2011
Summary Statement of Operations Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Revenues, net	$811	$576	$1,387	$43	$116	$159
Gross profit (loss)	(8,685)	21	(8,664)	(1,301)	(4)	(1,305)
Loss from operations	(11,937)	(338)	(12,275)	(4,369)	(502)	(4,871)
Net loss	(10,679)	(271)	(10,950)	(3,754)	(520)	(4,274)

Cost Method Investments—The Company held investments in non-marketable common stock of three unaffiliated companies with a cost of $1,049 thousand and $1,059 thousand as of May 31, 2012 and August 31, 2011, respectively. The fair value of these investments is not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

5. Deferred Income

In March 2011, the Company received a one-time payment of $540 thousand, net of related costs of $60 thousand, for the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement. In addition, China SemiLEDs has granted the Company a royalty-free, transferable and exclusive license to use the assigned patents globally except in manufacturing LED wafers and chips in China and agreed to license all future patents acquired by China SemiLEDs to the Company for the use in manufacturing or selling LED products globally. Income of $509 thousand on such assignment was initially deferred and is being recognized in other income over the life of the assigned patents. The Company recognized $12 thousand and $38 thousand for the three and nine months ended May 31, 2012, respectively, and $4 thousand for both the three and nine months ended May 31, 2011, in other income.

6. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are noncancellable and which expire at various dates between January 2013 and December 2020. Lease expense related to these noncancellable operating leases was $208 thousand and $604 thousand for the three and nine months ended May 31, 2012, respectively, and $216 thousand and $561 thousand for the three and nine months ended and May 31, 2011, respectively. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of May 31, 2012 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2012	$202
2013	834
2014	814
2015	889
2016	855
Thereafter	504
Total	$4,098

Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $3.5 million and $10.9 million as of May 31, 2012 and August 31, 2011.

Litigation—The Company is subject to various claims arising in the ordinary course of business.

On October 14, 2010, Cree, Inc. (“Cree”), a competitor and a major manufacturer of LED products, filed a complaint against the Company in the United States District Court of Delaware asserting infringement of certain of their patents. The complaint sought injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. The Company filed an answer to the complaint on November 3, 2010, denying all allegations of infringement. On March 22, 2011, Cree’s second amended complaint was placed on file adding additional United States patents that it alleged the Company has infringed. Cree then filed a third amended complaint, based on the same Cree patents and adding a subsidiary of the Company as a defendant. The Company answered the third amended complaint on May 16, 2011, denying all allegations of infringement. On November 1, 2011, Cree filed a motion for leave to file a fourth amended complaint adding a claim of willful infringement on one of the six patents-in-suit. On December 21, 2011, the court granted Cree’s motion for leave to amend, which would allow Cree to seek treble damages on its claim that the Company has willfully infringed one of the six patents-in-suit. The Markman hearing in this case was held on January 24, 2012, and the court issued a Markman ruling on March 21, 2012. On August 15, 2011, the Company filed a complaint for patent infringement against Cree in the United States District Court of Delaware seeking injunctive relief, damages, pre- and post-judgment interest, costs, expenses and attorneys’ fees for infringing a number of the Company’s patents. On October 11, 2011, Cree filed an answer and counterclaims to the Company’s complaint, denying all allegations of infringement, alleging that the Company and Taiwan SemiLEDs have infringed certain of its patents and seeking injunctive relief, unspecified monetary damages, pre- and post-judgment interest and attorneys’ fees. The Company and Taiwan SemiLEDs filed their answer to Cree’s counterclaims on November 4, 2011. On November 22, 2011, Cree filed an amended counterclaim adding a claim of willful infringement on one of the patents-in-suit, allowing Cree to seek treble damages. The Company answered the amended counterclaim on December 5, 2011.

The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated. As of May 31, 2012, based on then-recent developments and currently available information, management believed it was probable that the parties would settle prior to trial and that the Company would incur a liability for the settlement. Management’s best estimate of this liability was $1.5 million; accordingly, the Company recorded a provision for potential litigation settlement in this amount during the three months ended May 31, 2012. The settlement payment finally agreed to with Cree was in line with the provision; see Note 12.

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

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors and nonemployees and also included stock options to purchase Series E shares issued, which were converted into common stock on a one-for-one basis, as part of an employment agreement related to the Company’s acquisition of SBDI. A summary of the stock-based compensation expense for the three and nine months ended May 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Stock options and stock units to employees	$443	$466	$1,472	$782
Stock units to directors	25	353	553	492
Stock options to nonemployees	2	—	6	15
Other stock-based compensation activity	28	29	83	99
	$498	$848	$2,114	$1,388

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

In February 2012, the Company’s board of directors granted 31 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of February 6, 2012 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $3.27 per unit. The compensation committee of the board of directors also granted 786 thousand restricted stock units to its executives and employees. These restricted stock units vest over four years at a rate of 25% on each anniversary of the vesting start date of February 20, 2012, subject to earlier expiration in the event of the holder’s termination. The grant-date fair value of the restricted stock units was $3.53 per unit. Each restricted stock unit represents the contingent right to one share of SemiLEDs’ common stock.

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

8. Net Loss Per Share of Common Stock

The following tables set forth the computation of the Company’s basic and diluted net loss per share of common stock for the three and nine months ended May 31, 2012 and 2011 (in thousands, except per share data). The two-class method was used for the period through December 8, 2010, a period in which shares of several series of SemiLEDs’ convertible preferred stock were outstanding.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Numerator:
Basic:
Net loss attributable to SemiLEDs stockholders	$(10,003)	$(5,123)	$(24,838)	$(2,471)
8% noncumulative dividends on convertible preferred stock	—	—	—	(1,532)
Undistributed earnings allocated to convertible preferred stockholders	—	—	—	(1,538)
Net loss attributable to SemiLEDs common stockholders, basic	$(10,003)	$(5,123)	$(24,838)	$(5,541)
Diluted:
Net loss attributable to SemiLEDs common stockholders, diluted	$(10,003)	$(5,123)	$(24,838)	$(5,541)
Denominator:
Basic:
Shares used in computing net loss per share attributable to SemiLEDs common stockholders, basic	27,481	27,256	27,389	20,021
Diluted:
Shares used in computing net loss per share attributable to SemiLEDs common stockholders, diluted	27,481	27,256	27,389	20,021
Net loss per share attributable to SemiLEDs common stockholders:
Basic	$(0.36)	$(0.19)	$(0.91)	$(0.28)
Diluted	$(0.36)	$(0.19)	$(0.91)	$(0.28)

The following securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Stock units and stock options to purchase common stock	128	463	535	596
Common stock subject to repurchase	1	3	1	3

9. Income Taxes

The Company’s loss before income taxes for the three and nine months ended May 31, 2012 and 2011 consist of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
U.S. operations	$(2,562)	$(1,993)	$(6,679)	$(3,590)
Foreign operations	(7,540)	(3,140)	(18,568)	1,166
Loss before income taxes	$(10,102)	$(5,133)	$(25,247)	$(2,424)

As of May 31, 2012 and August 31, 2011, the Company had $146 thousand and $330 thousand of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2011 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in U.S. federal, state or foreign jurisdictions.

10. Related-Party Transactions

The following material related-party transactions are reported in the Company’s unaudited interim consolidated statements of operations during the three and nine months ended May 31, 2012 and 2011 (in thousands):

		Three Months Ended May 31,		Nine Months Ended May 31,
Related Parties	Transactions	2012	2011	2012	2011
China SemiLEDs	Sales of goods(1)	$98	$120	$124	$457
China SemiLEDs	Rendering of services(2)	10	32	260	299
China SemiLEDs	Gain on disposal of patents(3)	12	4	38	4

(1)          The Company sold products to China SemiLEDs pursuant to standard purchase orders.

(2)          The Company provided technical, engineering and operational support services to China SemiLEDs. The Company also provided sapphire wafer recycling services to China SemiLEDs. Service fees were negotiated on an arm’s length basis.

(3)          See Note 5 for further details.

In September 2011, the Company sold equipment to China SemiLEDs for total consideration of $244 thousand, determined based on net book value of equipment; no gain or loss was recognized.

The Company also paid certain costs on behalf of China SemiLEDs. As of May 31, 2012 and August 31, 2011, amounts due from China SemiLEDs of $1,130 thousand and $780 thousand, respectively, were recorded as accounts receivable from related parties on the consolidated balance sheets. China SemiLEDs also paid certain costs for the Company. Amounts due to China SemiLEDs of $5 thousand as of both May 31, 2012 and August 31, 2011 were recorded in other current liabilities.

11. Comprehensive Income (Loss)

The components of comprehensive income (loss) attributable to SemiLEDs were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net loss	$(10,003)	$(5,123)	$(24,838)	$(2,471)
Foreign currency translation adjustment	(1,187)	3,040	(1,483)	7,433
Comprehensive income (loss)	$(11,190)	$(2,083)	$(26,321)	$4,962

12. Subsequent Event

In June 2012, the Company and Cree executed a settlement agreement that was effective as of June 21, 2012 in respect of Cree’s amended complaint against the Company and the Company’s complaint against Cree, providing for the dismissal of each without prejudice. The Company also agreed to the entry of a permanent injunction effective October 1, 2012 that will preclude it from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States the Company’s accused products and/or any device that includes an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and the Company’s customers and distributors are specifically released as well. The Company does not believe the injunction will have a material adverse effect on it since it has current plans to introduce a new line of LED products not subject to the injunction. The settlement agreement acknowledges a transition period between the date of settlement and the effective date of the injunction of October 1, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future results of operations of SemiLEDs Corporation, or “we,” “our” or the “Company,” and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors. These factors include, among other things,

•                          Our ability to successfully manage our operations in the face of the cyclicality, rapid technological change, rapid product obsolescence, declining average selling prices and wide fluctuations in supply and demand typically found in the LED market.

•                          Our ability to successfully introduce new products that we can produce and that customers will purchase in such amounts as to be sufficiently profitable to cover the costs of developing and producing these products, as well as providing us additional net income from operations.

•                          Competitive pressures from existing and new companies.

•                          Our ability to grow our revenues generated from the sales of our products and to control our expenses.

•                          Our failure to execute our China strategy through Xurui Guangdian Co., Ltd., or China SemiLEDs.

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

•                          Our ability to implement our product innovation strategy effectively, particularly in view of the prohibition against our (and/or our assisting others in) making, using, importing, selling and/or offering to sell in the United States our accused products and/or any device that includes an accused product after October 1, 2012 as a result of the injunction agreed to in connection with the Cree Inc., or Cree, litigation.

•                          The need for us to provide substantial economic and management support to China SemiLEDs.

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

•                          Actions by China SemiLEDs’ management and shareholders that are detrimental to us.

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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, or the 2011 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

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

We were incorporated in Delaware on January 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where substantially all of our assets are held and located, substantially all of our employees are employed and located, and where substantially all of our research and development and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Silicon Base Development, Inc., or SBDI, which was acquired on April 1, 2010. SBDI sells some of our LED components. In August 2011, we acquired a 51% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which is engaged in the design, manufacture and sale of lighting fixtures and systems. In September 2011, we established Xuhe Guangdian Co., Ltd., or Shenzhen SemiLEDs, to conduct sales and to provide sales and support services to our customers in China. In March 2012, we established HB Lighting Co., Ltd., or HB Lighting, to sell some of our LED components.

As of May 31, 2012, we also had a 49% interest in China SemiLEDs, a joint venture entity that manufactures and sells LED chips in China. In addition, as of May 31, 2012, we owned a 50% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•                          General economic conditions and geographic concentration.  The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the global financial markets moderated thereafter, the global recession and disruption of the financial markets has led to concerns over the solvency of certain European Union member states. In addition, on August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA, which had a material adverse effect on the financial markets throughout the world. Credit downgrades of other significant countries have followed. Continued concerns over further credit-rating agency downgrades of the U.S. or other countries, failures by the U.S. or other important markets to sustain economic recovery and concerns that problems affecting European

Union members may precipitate wider global contraction could have a significant impact on the LED industry and our financial results. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including China, Taiwan, Russia and North America. Given that we are an early-stage company operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. In addition, we derive a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three months ended May 31, 2012, sales to our three largest customers, in the aggregate, accounted for 36% of our revenues.

•                          Average selling price of our products.  Our financial performance is affected by the average selling price of our LED chips and LED components. The price that we charge to our customers is subject to a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, the size of the order and our relationship with the relevant customer, as well as general market and economic conditions. Increased competition, which began in calendar year 2011, and continued through the third quarter of our fiscal year 2012, created a highly aggressive pricing environment. Some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products.   When prices decline, we must also write down the value of our inventory.  Average selling prices are also affected by the mix of products that we sell in any given period. In particular, as the LED industry develops and technical specifications and market standards change, we must continue to develop and offer competitive products that meet our customers’ specifications and pricing requirements. Average selling prices for our LED chips and LED components are also impacted to a significant extent by the stage of our products’ life cycles, with average selling prices being higher early in the life cycle of a product and prices decreasing over time as products age and new products with higher efficacies are introduced. Therefore, our ability to continue to innovate by introducing higher efficacy LED chips at lower costs will have a material influence on our ability to improve our product margins, although in the near term the introduction of such higher efficacy LED chips may further reduce the selling prices of our existing products or render them obsolete. Reduction in the average selling price of lighting products will also affect the results of Ning Xiang.

•                         Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4” wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4” wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have limited impact on our gross profit, as we suffered from lower capacity utilization starting in the fourth quarter of our fiscal year 2011 and continuing through the third quarter of our fiscal year 2012, and must absorb a high level of fixed cost such as depreciation. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially if we are to grow.

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

•                          Intellectual property issues.  Competitors of ours and other third parties have in the past and will likely from time to time in the future allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. We recently settled intellectual property complaints involving Cree. We agreed to dismiss complaints filed against each other without prejudice.  We agreed to the entry of a permanent injunction effective October 1, 2012 that will preclude us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States our accused products and/or any device that includes an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and our customers and distributors are specifically released. We do not believe the injunction will have a material adverse effect on us since we have current plans to introduce a new line of LED products not subject to the injunction. The settlement agreement acknowledges a transition period between the date of settlement and the effective date of the injunction of October 1, 2012. All remaining claims between the parties were withdrawn without prejudice, with each retaining the right to assert them in the future. Furthermore, other third parties may also assert infringement claims against our customers with respect to our products, or our customers’ products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers’ continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations.

•                         Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. In June 2012, we announced the launch of our new “Enhanced Vertical,” or EV, product series, capable of operating at a higher junction temperature and with higher thermal endurance, as well as a new ceramic component that incorporates the EV chip and also offers customers greater flexibility in making color choices. Our near-term success will depend upon how attractive these products are to our customers versus competitors’ offerings and our customers’ willingness and promptness in qualifying the EV LED chip.

•                          Our ability to achieve consistently high manufacturing yields.  We measure our manufacturing yield per wafer by the number of saleable LED chips produced, compared to the theoretical maximum number of LED chips that can be produced on such wafer. It is critical for us to achieve high manufacturing yields in order to improve our margins. We expect to have to continually attain higher yields from our existing wafer sizes and develop new technologies that allow us to efficiently migrate to larger wafer sizes.  Our success in achieving sufficient profitability in connection with the EV LED also requires that we achieve suitable yields since the introduction of new products is often characterized by lower yields in the initial commercialization phase.

•                          Our ability to realize our strategic initiatives, including through China SemiLEDs.  Our success in China will substantially depend on our ability to execute our strategies through China SemiLEDs. The success of China SemiLEDs will be driven by the factors listed above that influence our own results, with the impact on China SemiLEDs of these factors potentially greater because of its narrower geographical concentration and the policies of various Chinese governmental entities to encourage and to incentivize from time to time portions of the LED lighting market. China SemiLEDs’ commencement of production at its Foshan manufacturing facilities coincided with a reduction in the number of LED street and tunnel lighting projects financed by the Chinese government, which was the target market for China SemiLEDs. In comparison, the indoor lighting market has been growing, which market has been served by existing LED manufacturers that focus on the indoor lighting market, as well as other LED manufacturers that had traditionally focused on the LCD panel backlighting business but have subsequently entered into the indoor lighting market. China SemiLEDs also intends to address its production and marketing strategy to the indoor lighting market; however, it will face intense competition in the market. This change in focus has negatively affected China SemiLEDs’ start up, idling a portion of its manufacturing equipment (resulting in excess capacity charges) and requiring valuation charges to its inventory to reflect the aggressive pricing it has encountered. Our equity in losses from China SemiLEDs expanded in the three months ended May 31, 2012 to $2.2 million from $1.2 million in the three months ended February 29, 2012 and $1.5 million in the three months ended November 30, 2011. A significant number of senior management of China SemiLEDs terminated employment during the third quarter of our fiscal year 2012 and SemiLEDs’ management has become more involved with the day-to-day operations of China SemiLEDs, while it seeks to replace portions of the staff. We expect that China SemiLEDs will continue to incur losses for the near term, although we are seeking opportunities to restructure our and China SemiLEDs’ operations to contain and reduce China SemiLEDs losses and otherwise benefit our and China SemiLEDs operations. In addition, our ability to execute our strategies in China through China SemiLEDs will depend on the cooperation of the other shareholders of China SemiLEDs, which are all PRC entities, and which collectively owned 51% of China SemiLEDs at May 31, 2012. Because of China SemiLEDs’ limited financial resources, we may need to provide it with more financial support if it is to continue to be part of our strategy and such other shareholders are not likely to participate.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim consolidated financial statements for the nine months ended May 31, 2012 as compared to those disclosed in our 2011 Annual Report.

Exchange Rate Information

We are a Delaware corporation and, under SEC requirements, must report our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. At the same time, the Company’s subsidiaries use the local currency as their functional currency. For example, the functional currency for Taiwan

SemiLEDs, SBDI, the Taiwan branch office of Helios Crew Corporation, or Helios Crew, Ning Xiang and HB Lighting, is the NT dollar. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive income (loss) within equity. Income and expense accounts are translated at average exchange rates during the period. Any gains and losses from transactions denominated in currencies other than their functional currencies are recognized in the consolidated statements of operations as a separate component of other income (expense). Due to exchange rate fluctuations, such translated amounts may vary from quarter to quarter even in circumstances where such amounts have not materially changed when denominated in their functional currencies.

The translations from NT dollars to U.S. dollars for periods prior to January 1, 2011 were made at the exchange rates published on OANDA.com. For January 1, 2011 and all later dates and periods, the exchange rate refers to the exchange rate as set forth in the statistical release of the Bank of Taiwan. On August 31, 2011, the exchange rate was 29.01 NT dollars to one U.S. dollar. On May 31, 2012, the exchange rate was 29.85 NT dollars to one U.S. dollar. On July 5, 2012, the exchange rate was 29.86 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
2010	32.08	32.95	31.26	32.06
2011	29.53	32.04	31.26	29.01
September 2011	29.73	30.58	28.95	30.48
October 2011	30.26	30.68	29.86	29.92
November 2011	30.23	30.44	30.02	30.33
December 2011	30.26	30.38	30.13	30.28
January 2012	30.04	30.31	29.58	29.58
February 2012	29.54	29.66	29.38	29.38
March 2012	29.52	29.62	29.43	29.51
April 2012	29.47	29.54	29.14	29.14
May 2012	29.46	29.85	29.13	29.85
June 2012	29.92	30.03	29.85	29.88
July 2012 (through July 5, 2012)	29.86	29.88	29.83	29.86

(1)  Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

Revenues, net

Our revenues increased by approximately 64% from $5.6 million for the three months ended May 31, 2011 to $9.2 million for the three months ended May 31, 2012. The $3.6 million increase in revenues reflects a $3.2 million increase in revenues attributable to sales of LED components, and a $1.4 million increase in other revenues, offset in part by a $1.0 million decrease in revenues attributable to sales of LED chips.

Revenues attributable to the sale of our LED components represented 51% and 27% of our revenues for the three months ended May 31, 2012 and 2011, respectively. The increase in revenues attributable to sales of LED components was due to a 1674% increase in the volume of LED components sold. The increase, however, was offset in part by an 82% decrease in the average selling price of LED components, primarily reflecting our sales of a category of lower-priced LED components, continued market competition and pricing pressure for the other LED components we produce.

Revenues attributable to the sale of our LED chips represented 25% and 58% of our revenues for the three months ended May 31, 2012 and 2011, respectively. The decrease in revenues attributable to sales of LED chips was due to a 46% decrease in the average selling price of LED chips, offset in part by a 31% increase in the volume of LED chips sold. The average selling price for our LED chips decreased primarily as a result of continued market competition and pricing pressure for existing products and existing inventory, and because we adopted a more aggressive pricing strategy to drive sales. The increase in volume of LED chips sold was due to a higher demand for our LED chips that met our customers’ needs, in particular for the indoor lighting market, and because we cleared an older category of LED chips in our product portfolio.

The increase in other revenues was primarily due to a $1.4 million increase in revenues from sales of lighting products. Revenues attributable to the sale of lighting products, which represent an addition to our product portfolio as a result of our acquisition of a 51% equity interest in Ning Xiang in August 2011, represented 15% of our revenues for the three months ended May 31, 2012.

Cost of Revenues

Our cost of revenues increased by 100% from $5.1 million for the three months ended May 31, 2011 to $10.2 million for three months ended May 31, 2012. The increase in cost of revenues was primarily due to a $1.2 million increase in excess capacity charges, primarily for our LED chips, as we continued to suffer from the underutilization of our manufacturing capacity despite an increase in customer demand for the three months ended May 31, 2012. The increase in our cost of revenues was also driven by the increase in the volume of LED chips and LED components sold for the three months ended May 31, 2012, as well as an increase in the sales of lighting products, as more fully described above.

Gross Profit (Loss)

Our gross profit decreased from $0.5 million for the three months ended May 31, 2011 to a loss of $1.1 million for the three months ended May 31, 2012. Our gross margin percentage decreased from 9% for the three months ended May 31, 2011 to negative 11% for the three months ended May 31, 2012 as a consequence of excess capacity charges and decreases in the average selling prices for our LED chips and LED components, as more fully described above. Gross profit for the three months ended May 31, 2012 and 2011 also included $0.5 million and $0.7 million, respectively, from the sale of scraps, which had no associated cost of revenues.

Operating Expenses

Research and development.  Our research and development expenses increased from $1.0 million for the three months ended May 31, 2011 to $2.2 million for the three months ended May 31, 2012. The increase was primarily due to an increase in materials and supplies used in research and development of $1.1 million. The amount of materials and supplies used in our research and development efforts was higher for the three months ended May 31, 2012, primarily due to our research and development activities to improve production yields, to enhance the brightness of our chips, to provide continued support for the migration to 4” wafers and to improve our products.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $3.3 million for the three months ended May 31, 2011 to $3.2 million for the three months ended May 31, 2012. The decrease was mainly attributable to a decrease in professional service expenses for legal, accounting and advisory services of $0.4 million and a decrease in compensation to our directors of $0.4 million, reflecting the fact that we have two fewer non-employee directors. Grant-date fair value of restricted stock units for awards made to the directors on February 6, 2012 was also lower, as compared to awards made on January 20, 2011. The decreases were offset in part by a $0.4 million increase in salary-related expenses, primarily as a result of the hiring of additional employees for our sales and marketing functions to support the growth of our business and the additional sales, marketing and administrative employees of Ning Xiang, as well as an increase in stock-based compensation, primarily due to the restricted stock units awards to our executives and sales, marketing and administrative employees made on February 20, 2012; a $0.1 million increase in insurance (primarily due to directors and officers’ liability insurance); and a $0.2 million increase in amortization of intangible assets, utilities and sales and marketing related travel expense.

Provision for potential litigation settlement.  We recorded a $1.5 million provision for potential litigation settlement for the three months ended May 31, 2012, which represented our best estimate of the probable loss associated with the Cree litigation, as more fully described in Notes 6 and 12 in the Notes to the Unaudited Consolidated Financial Statements of this Quarterly Report. The settlement payment agreed to with Cree was in line with the provision.

Other Income (Expenses)

Equity in losses from unconsolidated entities, net.  Our equity in the net losses from unconsolidated entities was $2.2 million for the three months ended May 31, 2012, as compared to $1.1 million for the three months ended May 31, 2011. The increase was due to the net loss reported by China SemiLEDs, primarily as a result of increases in excess capacity charges and inventory valuation adjustments by China SemiLEDs.

Foreign currency transaction gain (loss), net.  We recognized an insignificant amount of net foreign currency transaction gain for the three months ended May 31, 2012. We recognized a net foreign currency transaction loss of $0.2 million for the three months ended May 31, 2011 primarily due to the appreciation of the NT dollar against the U.S. dollar from demand deposits and certificates of deposit held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense (Benefit)

Our effective tax rate is estimated to be approximately zero for fiscal 2012, since we expect that Taiwan SemiLEDs, our primary operating subsidiary, will incur losses, and since we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits. Subsidiaries in Taiwan file their income tax returns separately.

We recorded an insignificant amount of income tax benefit for the three months ended May 31, 2011, reflecting the true-up of an annual effective tax rate from 2.1% to approximately zero for fiscal 2011, since it was expected that Taiwan SemiLEDs, our primary operating subsidiary, would incur losses, and since we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and tax credits.

Net Loss Attributable to Noncontrolling Interests

We recorded a net loss attributable to noncontrolling interests of $0.1 million for the three months ended May 31, 2012, which was attributable to the share of net loss of Ning Xiang held by the remaining 49% noncontrolling holders.

Nine Months Ended May 31, 2012 Compared to the Nine Months Ended May 31, 2011

Revenues, net

Our revenues decreased by approximately 17% from $28.6 million for the nine months ended May 31, 2011 to $23.8 million for the nine months ended May 31, 2012. The $4.7 million decrease in revenues reflects an $11.2 million decrease in revenues attributable to sales of LED chips, offset in part by a $4.0 million increase in revenues attributable to sales of LED components and a $2.5 million increase in other revenues.

Revenues attributable to the sale of our LED chips represented 24% and 59% of our revenues for the nine months ended May 31, 2012 and 2011, respectively. The decrease in revenues attributable to sales of LED chips was due to a 39% decrease in the volume of LED chips sold and a 46% decrease in the average selling price of LED chips. The decrease in volume of LED chips sold was due to a slowdown in demand in our target markets, in particular the outdoor street lighting market in Asia, primarily as a result of reduced government spending and increased competition for the remaining customers. Our revenues attributable to sales of LED chips for the nine months ended May 31, 2011 benefited from a large project-based order for sales to a customer in the nine months ended May 31, 2011. The average selling price for our LED chips decreased primarily as a result of increased competition from a number of competitors that are much larger than us, as well as numerous smaller participants in the indoor lighting market, which created a highly aggressive pricing environment and resulted in industry participants, including us, having to lower prices for existing products and existing inventory.

Revenues attributable to the sale of our LED components represented 55% and 32% of our revenues for the nine months ended May 31, 2012 and 2011, respectively. The increase in revenues attributable to sales of LED components was due to a 632% increase in the volume of LED components sold. The increase, however, was offset in part by an 81% decrease in the average selling price of LED components primarily reflecting our sales of a category of lower-priced LED components, continued market competition and pricing pressure for the other LED components we produce.

The increase in other revenues was primarily due to a $2.7 million increase in revenue from sales of lighting products. Revenues attributable to the sale of lighting products, which represent an addition to our product portfolio as a result of our acquisition of a 51% equity interest in Ning Xiang, represented 13% of our revenues for the nine months ended May 31, 2012.

Cost of Revenues

Our cost of revenues increased by 38% from $19.1 million for the nine months ended May 31, 2011 to $26.4 million for nine months ended May 31, 2012. The increase in cost of revenues was primarily due to a $3.8 million increase in excess capacity charges and a $0.8 million increase in inventory valuation adjustment. We experienced lower capacity utilization, in particular, for our LED chips as a result of the decrease in customer demand. Inventory write-downs increased from $1.5 million for the nine months ended May 31, 2011 to $2.3 million for the nine months ended May 31, 2012, primarily due to the write down of our LED component inventories to their estimated net realizable values as a result of a continued decline in average selling prices. The increase in our cost of revenues was also driven by the increase in the volume of LED components sold for the nine months ended May 31, 2012, as well as an increase in the sales of lighting products, as more fully described above. The increases were offset in part by a lower cost of revenues, primarily as a result of the decrease in the volume of LED chips sold.

Gross Profit (Loss)

Our gross profit decreased from $9.4 million for the nine months ended May 31, 2011 to a loss of $2.6 million for the nine months ended May 31, 2012. Our gross margin percentage decreased from 33% for the nine months ended May 31, 2011 to negative 11% for the nine months ended May 31, 2012 as a consequence of the reduction in revenues, primarily due to decreases in the average selling prices of LED chips and LED components, excess capacity charges and inventory write-downs, as more fully described above.

Operating Expenses

Research and development.  Our research and development expenses increased from $2.2 million for the nine months ended May 31, 2011 to $5.9 million for the nine months ended May 31, 2012. The increase was primarily due to an increase in materials and supplies used in research and development of $3.2 million and an increase in salaries attributable to the research and development function of $0.1 million. The amount of materials and supplies used in our research and development efforts was higher for the nine months ended May 31, 2012, primarily due to our research and development activities to improve production yields, to enhance the brightness of our chips, to provide continued support for the migration to 4” wafers and to improve our products. Salary-related expenses were higher because they included the additional research and development employees of Ning Xiang, as well as increased stock-based compensation cost for our research and development personnel. Our research and development expenses in the nine months ended May 31, 2011 were favorably improved by a grant from the Taiwan Science Park Administration, which was recorded as an offset against our research and development expenses.

Selling, general and administrative.  Our selling, general and administrative expenses increased from $6.8 million for the nine months ended May 31, 2011 to $10.2 million for the nine months ended May 31, 2012. The increase was attributable to an increase in salary-related expenses of $1.3 million, primarily as a result of the hiring of additional employees for sales and marketing functions to support the growth of our business and the additional sales, marketing and administrative employees of Ning Xiang, as well as an increase in stock-based compensation for our sales, marketing and administrative employees. The increase was also attributable to an increase in professional service expenses of $1.0 million, primarily due to an increase in legal services resulting from our defense against a patent infringement lawsuit, and a higher level of professional service expenses as a public company. Increases in insurance of $0.3 million (primarily due to directors and officers’ liability insurance), and in amortization of intangible assets, utilities and advertising of $0.5 million also contributed to the increase in selling, general and administrative expenses.

Provision for potential litigation settlement.  We recorded a $1.5 million provision for potential litigation settlement for the three months ended May 31, 2012, which represented our best estimate of the probable loss associated with the Cree litigation, as more fully described in Notes 6 and 12 in the Notes to the Unaudited Consolidated Financial Statements of this Quarterly Report. The settlement payment agreed to with Cree was in line with the provision.

Other Income (Expenses)

Equity in losses from unconsolidated entities, net.  Our equity in the net losses from unconsolidated entities was $4.9 million for the nine months ended May 31, 2012, as compared to $2.0 million for the nine months ended May 31, 2011. China SemiLEDs commenced commercial production in April 2011. The increase was due to the net loss reported by China SemiLEDs, primarily as a result of increases in excess capacity charges and inventory valuation adjustments by China SemiLEDs.

Foreign currency transaction loss, net.  We recognized a net foreign currency transaction loss of $0.3 million and $0.9 million for the nine months ended May 31, 2012 and 2011, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar demand deposits and/or certificates of deposit held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense (Benefit)

Our effective tax rate is estimated to be approximately zero for fiscal 2012, since we expect that Taiwan SemiLEDs, our primary operating subsidiary, will incur losses, and since we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits. Subsidiaries in Taiwan file their income tax returns separately.

We recorded an insignificant amount of income tax expense, in spite of a loss before income taxes, for the nine months ended May 31, 2011, since we estimated that the Taiwan branch office of Helios Crew, which is subject to a corporate income tax rate of 17% in Taiwan, would record a profit for fiscal 2011. The effective tax rate for Taiwan SemiLEDs, our primary operating subsidiary, was estimated to be approximately zero for fiscal 2011, since it was expected that Taiwan SemiLEDs will incur losses, and as we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and tax credits. Subsidiaries in Taiwan file their income tax returns separately.

Net Loss Attributable to Noncontrolling Interests

We recorded a net loss attributable to noncontrolling interests of $0.4 million for the nine months ended May 31, 2012, which was attributable to the share of net loss of Ning Xiang held by the remaining 49% noncontrolling holders.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we have substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of May 31, 2012 and August 31, 2011, we had cash and cash equivalents of $62.9 million and $83.6 million, respectively, which were held in demand deposits, money market funds and time deposits, and at August 31, 2011, also in certificates of deposit.

During the year ended August 31, 2011 and the nine months ended May 31, 2012, we utilized operating lines of credit with certain banks to fulfill our short-term financing needs. The outstanding balances of these lines of credit were $1.6 million and $1.0 million as of May 31, 2012 and August 31, 2011, respectively. These lines of credit had maturity dates of six to eight months from the date of draw down, and bore fixed interest rates ranging from 1.3% to 1.7% per annum as of both May 31, 2012 and August 31, 2011, and variable interest rate of 1.8% per annum for one of the lines of credit as of May 31, 2012. On May 19, 2012, a short-term loan agreement providing for approximately $6.7 million had expired on May 19, 2012. As of May 31, 2012, the outstanding balance of such expired agreement was $1.1 million. Unused amounts on these lines of credit were $1.5 million and $7.3 million as of May 31, 2012 and August 31, 2011, respectively. In July 2012, we entered into a one-year Renminbi-denominated loan agreement which provides for a revolving credit facility of approximately $5.1 million. Borrowings under such credit facility are secured by cash collateral equal to the amounts outstanding or not less than 111% of the amounts outstanding if denominated in a different currency. Interest is calculated at a variable rate based on the interest rate published by the bank plus 2%. We have not drawn down on the credit facility.

As of May 31, 2012 and August 31, 2011, our long-term debt, which includes NT dollar-denominated long-term notes, totaled $6.2 million and $7.1 million, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, ranging from 1.8% to 2.0% per annum as of both May 31, 2012 and August 31, 2011, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $14,000 over the 15-year term of the note with final payment to occur in May 2024 and, as of May 31, 2012, our outstanding balance on this note payable was approximately $1.7 million.

•                          The second note payable requires monthly payments of principal and interest in the amount of $29,000 over the five-year term of the note with final payment to occur in August 2014 and, as of May 31, 2012, our outstanding balance on this note payable was approximately $0.8 million.

•                          The third note payable requires monthly payments of principal and interest in the amount of $28,000 over the five-year term of the note with final payment to occur in May 2015 and, as of May 31, 2012, our outstanding balance on this note payable was approximately $1.0 million.

•                          The fourth note payable requires monthly payments of principal and interest in the amount of $19,000 over the 15-year term of the note with final payment to occur in December 2025 and, as of May 31, 2012, our outstanding balance on this note payable was approximately $2.7 million.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $0.8 million, $3.7 million and $16.1 million for the years ended August 31, 2008, 2009 and 2011, respectively. For the nine months ended May 31, 2012, the net loss attributable to SemiLEDs stockholders was $24.8 million. The only recent year in which we have been profitable was the year ended August 31, 2010, in which we generated net income attributable to SemiLEDs stockholders of $10.8 million. We believe that, based on our current level of operations and spending needs, the net proceeds from our initial public offering, together with our existing liquidity sources, will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flow

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended May 31,
	2012	2011
Net cash used in operating activities	$(10,537)	$(25)
Net cash used in investing activities	(10,422)	(17,212)
Net cash provided by financing activities	52	96,897

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2012 was $10.5 million. Cash used in operating activities for the nine months ended May 31, 2012 was higher, primarily due to a decrease in cash collected from customers as a consequence of  lower revenues; an increase in cash used to pay for materials and supplies used in production and research and development efforts; an increase in cash used to pay for professional service expenses, including legal services, primarily resulting from our defense against a patent infringement lawsuit, and a higher level of professional services as a public company; an increase in cash used to pay for salary-related expenses due to our hiring of additional employees for our sales and marketing functions to support our growth of our business and the additional employees of Ning Xiang.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2012 was $10.4 million, consisting primarily of the purchases of machinery and equipment, and payments for expanding and upgrading our manufacturing facilities.

Net cash used in investing activities for the nine months ended May 31, 2011 was $17.2 million, consisting primarily of the purchases of buildings and purchases of machinery and equipment in an amount of $16.5 million, our investment in nonmarketable common stock of an unaffiliated company and SILQ in the aggregate amount of $1.0 million, offset in part by proceeds from patents assigned to China SemiLEDs of $0.5 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2012 consisted primarily of proceeds from the draw down on lines of credit of $1.6 million, offset in part by payments on lines of credit and long-term debt in the aggregate amount of $1.6 million.

Net cash provided by financing activities for the nine months ended May 31, 2011 was $96.9 million, consisting primarily of net proceeds from the issuance of common stock of $92.7 million, proceeds from the draw down on lines of credit of $3.3 million, proceeds from the issuance of long-term debt of $2.9 million, offset in part by payments on lines of credit and long-term debt in the aggregate amount of $2.1 million.

Contractual Obligations

As of May 31, 2012, our total purchase obligations for property, plant and equipment were $3.5 million. For the nine months ended May 31, 2012, we drew down $1.6 million from lines of credit and made regular payments on our lines of credit and long-term debt in the aggregate amount of $1.6 million.

Capital Expenditures

We had capital expenditures of $10.4 million and $16.5 million for the nine months ended May 31, 2012 and 2011, respectively. Our capital expenditures consisted primarily of purchases of building, machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

During the nine months ended May 31, 2012, we had no off-balance sheet arrangements. We do not have any interests in variable interest entities.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily:

Interest Rate Risk

We had cash and cash equivalents of $62.9 million as of May 31, 2012, which are invested in demand deposits, money market funds and time deposits. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the nine months ended May 31, 2012 would not have had a material impact on our unaudited interim consolidated financial statements.

As of May 31, 2012, we had long-term notes payable of $6.2 million and lines of credit of $1.6 million. The long-term notes and one of the lines of credit carry variable interest rates and these interest rates, which ranged between 1.8% and 2.0% per annum as of May 31, 2012, are based on the annual time deposit rate plus a specific spread. A hypothetical 10% change in the interest rates during the nine months ended May 31, 2012 would not have had a material impact on our unaudited interim consolidated financial statements.

Foreign Exchange Risk

The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, SBDI, the Taiwan branch office of Helios Crew, Ning Xiang and HB Lighting, is the NT dollar, and the functional currency for Shenzhen SemiLEDs is the Renminbi. We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars at exchange rates in effect at each balance sheet date and record the resulting translation adjustments to the accumulated other comprehensive income (loss) within equity. Certain of our non-U.S. subsidiaries also hold cash and cash equivalents in currencies other than their functional currencies, mainly in U.S. dollar-denominated demand deposits. In addition, a portion of our revenues and expenses are currently earned and paid, respectively, by our non-U.S. subsidiaries in currencies other than their functional currencies, mainly in U.S. dollars and to a lesser extent in Japanese Yen. We translate income and expense accounts at average exchange rates during the applicable period. Our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our consolidated statements of operations. If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Renminbi, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected due to changes in foreign exchange rates. A hypothetical 10% adverse change in foreign currency exchange rates between the U.S. dollar and NT dollar during the nine months ended May 31, 2012 would have resulted in an adjustment to the accumulated other comprehensive loss of $6.7 million and an additional foreign exchange loss of approximately $0.7 million.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cree

Following the end of the third quarter, we and Cree executed a settlement agreement that was effective as of June 21, 2012 with respect to the amended complaint filed by Cree against us and certain of our subsidiaries in the United States District Court of Delaware alleging that we had infringed certain of Cree’s patents in the United States, and our amended complaint against Cree alleging its infringement of certain of our patents. The settlement agreement provides for the dismissal of both complaints without prejudice. We also agreed to the entry of a permanent injunction effective October 1, 2012 that will preclude us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States our accused products and/or any device that includes an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and our customers and distributors are specifically released as well. We do not believe the injunction will have a material adverse effect on us since we have current plans to introduce a new line of LED products not subject to the injunction. The settlement agreement acknowledges a transition period between the date of settlement and the effective date of the injunction of October 1, 2012.

Item 1A.  Risk Factors

There are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2011 Annual Report, except to the extent amended or supplemented as follows:

Our success depends on the successful development, introduction and commercialization of new generations of products and enhancements to existing product lines.

Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction and commercialization of new generations of products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives, such as the development and introduction of the EV LED product series and our new ceramic LED component products, and we expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable that we are able to recover all or a meaningful part of our investment. Furthermore, once introduced, new products may adversely impact sales of our existing products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results.

Our ability to successfully develop and introduce new products and product enhancements, and the revenues and costs associated with these efforts, are affected by our ability to (i) properly identify customer needs, (ii) prove the feasibility of new products, (iii) price our products competitively and profitability, (iv) accurately predict and control costs and yields associated with manufacturing the products, (v) manufacture and deliver new products timely and in sufficient volume, (vi) assist the customers in qualifying or adopting the new products in a timely manner and (vii) anticipate and compete successfully with competitors.

Our ability to successfully introduce new products is particularly exacerbated with respect to our ability to make sales in the United States because of the injunction we agreed to in connection with the settlement of the Cree litigation which will preclude us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States our accused products and/or any device that includes an accused product after October 1, 2012.

We derive our revenues mainly from the sale of our LED chips and LED components. Our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our financial condition and results of operation.

An increasing percentage of our revenues is generated from the sale of LED components and lighting products, as compared to the sale of LED chips. Revenues attributable to the sale of our LED chips represented 78%, 77% and 58% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively, and 24% of our revenues for the nine months ended May 31, 2012. Revenues attributable to the sale of our LED components represented 20%, 21% and 32% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively, and 55% of our revenues for the nine months ended May 31, 2012. In addition to the sales of LED chips and LED components, our core products, revenues attributable to the sale of lighting products, which represent an addition to our product portfolio as a result of our acquisition of an equity interest in Ning Xiang, accounted for 13% of our revenues for the nine months ended May 31, 2012. We expect to continue to generate our revenues mainly from the sale of LED chips and LED components for the foreseeable future. As such, the continued market acceptance of our LED chips and LED components is critical to our continued success, and our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our business, financial condition and results of operations.

Our gross margins could fluctuate as a result of decreases in the average selling prices of our products, underutilization of our manufacturing capacity, changes in our product mix and other factors, which may adversely impact our operating results.

Increased competition and the adoption of alternatives to our products, more complex engineering requirements, lower demand, over-capacity in the market and other factors has led to price erosion and, as a result, lower product margins and lower revenues. For example, some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. We anticipate our competitors will continue to implement such competitive strategies from time to time in the future. Our introduction of new LED chips and components, such as the EV LED chips and the LED components that incorporate such chips, that we recently launched, may further reduce the selling prices of our existing products or render them obsolete. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things.

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

We derive a significant portion of our revenues from a limited number of customers. For the three and nine months ended May 31, 2012, our top ten customers collectively accounted for 57% and 55%, respectively, of our revenues. Some of our largest customers have changed from year to year primarily as a result of our limited operating history, rapid growth, broadening customer base, and the timing of discrete, large project-based purchases. For the three months ended May 31, 2012, sales to our three largest customers, in the aggregate, accounted for 36% of our revenues.

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

Our revenues are highly concentrated in a few select markets. For example, revenues generated from sales of our LED chips and LED components to just two markets, Taiwan and China (including Hong Kong), accounted for 79%, 76% and 68% of our revenues for the years ended August 31, 2009, 2010 and 2011, respectively. For the three and nine months ended May 31, 2012, four such select markets—China, Taiwan, Russia and North America—accounted for 78% and 80%, respectively, of our revenues. As a result of our revenue concentration in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects.

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

Impairment of our goodwill, long-lived assets, or equity-method investments could reduce our earnings.

As part of our business strategy, we have and may continue to pursue acquisitions of businesses and assets, strategic alliances and joint ventures. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. U.S. GAAP requires us to test goodwill on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable.

In addition, some of our investments, in particular China SemiLEDs and SILQ, are accounted for under the equity method of accounting and we record our proportionate share of their net income or loss.  However, they must also be tested for impairment.  For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that impairment is indicated, we would be required to take an immediate non-cash charge to earnings, which could adversely impact our operating results.

We may not be successful in executing our China strategy through China SemiLEDs.

Given the significance of the China market as part of our business strategy, our net income growth and overall growth prospects in the long term are significantly dependent on the success of China SemiLEDs. China SemiLEDs, which recently commenced production at its Foshan manufacturing facility, was the first operating entity we established in China and we did not have prior experience in establishing, constructing and managing design, manufacture and sales operations of the scale contemplated at China SemiLEDs. China SemiLEDs’ commencement of production at its Foshan manufacturing facilities coincided with a reduction in the number of LED street and tunnel lighting projects financed by the Chinese government, which was the target market for China SemiLEDs. In comparison, the indoor lighting market has been growing, which market has been served by existing LED manufacturers that focus on the indoor lighting market, as well as other LED manufacturers that had traditionally focused on the LCD panel backlighting business but have subsequently entered into the indoor lighting market. China SemiLEDs also intends to address its production and marketing strategy to the indoor lighting market; however, it will face intense competition in the market. This change in focus has negatively affected China SemiLEDs’ start up, idling a portion of its manufacturing equipment (resulting in excess capacity charges) and requiring valuation charges to its inventory to reflect the aggressive pricing it has encountered.

In addition, our management and other key personnel have increasingly had to devote significant managerial time and resources to oversee China SemiLEDs’ business, particularly in view of the termination of employment by a significant number of China SemiLEDs senior management in third quarter of our fiscal year 2012. This could result in the diversion of our management resources away from our own business operations and customers.  China SemiLEDs may continue to lose additional personnel and it may be difficult to attract and retain qualified replacement personnel for the portions of the staff that we expect to replace. A majority of the members of the board of directors of China SemiLEDs are our employees, including our chief executive officer Trung T. Doan and our chief operating officer Dr. Anh Chuong Tran. Mr. Doan and Dr. Tran serve as chairman and vice-chairman, respectively, of the board of China SemiLEDs.

China SemiLEDs has limited financial resources and our receivables from China SemiLEDs amounted to $1.1 million as of May 31, 2012. Although we are not legally obligated to further fund China SemiLEDs, we may need to provide it with additional funding to meet our and its goals if we are to continue to execute our China strategy through China SemiLEDs, and it is unlikely that the other shareholders will participate in helping meet China SemiLEDs funding needs. China SemiLEDs must be profitable for us to recoup the cost of our investment and realize financial benefits from this joint venture. However, we cannot assure you that we can recoup or profit from our investment or that China SemiLEDs will be successful as it could fail for a number of reasons, some of which are beyond our control. We may also not be able to collect our accounts receivable or any amounts we advance to China SemiLEDs as loans.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of May 31, 2012, we had used $23.6 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We had also used $2.3 million to acquire and invest in other businesses, and $13.3 million for working capital and other general corporate purposes.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 13, 2012	By:	/s/ David Young
		Name:	David Young
		Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.