Form 10-K
period 2012-08-31
SemiLEDs Corp
filed 2012-12-13
CIK 1333822

Use these links to rapidly review the document

Commission file number: 001-34992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2012
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Select Market on such date, was approximately $45.7 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          Number of shares outstanding of the registrant's Common Stock, par value $0.0000056 per share, as of December 3, 2012: 27,471,226.

Documents Incorporated By Reference:

          Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SemiLEDs Corporation

i

PART I.

Forward-looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding the future results of operations of SemiLEDs Corporation, or "we," "our" or the "Company," and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words "believe," "may," "should," "plan," "potential," "project," "will," "estimate," "continue," "anticipate," "design," "intend," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, Risk Factors. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have not assumed any obligation to, and you should not expect us to, update or revise these statements because of new information, future events or otherwise.

Item 1.    Business

Company Overview

        We develop, manufacture and sell LED chips and LED components that we believe are among the industry-leading LED products on a lumens per watt basis. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications, such as ultraviolet, or UV, curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, and LED lighting for horticulture applications. Our core products are LED chips and LED components, but lighting products have also become an increasingly important part of our business.

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

        We sell blue, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including China, Taiwan, Russia and the United States. We have also recently launched our new "Enhanced Vertical," or EV, LED product series in blue, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. We also contract other manufacturers to produce for our sale certain LED components products based on our design and technology requirements and under our quality control specifications and final inspection process. Our lighting products customers are primarily original design manufacturers ("ODMs") of lighting products and the end-users of lighting devices.

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

        We were incorporated in Delaware in January 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. In August 2011, we acquired a 51% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which is engaged in the design, manufacture and sale of lighting fixtures and systems.

        We also have interests in unconsolidated joint ventures incorporated in China and Malaysia. The most significant of these partially owned joint ventures entities is Xurui Guangdian Co., Ltd., or China SemiLEDs, which is engaged in the manufacture and sale of LED chips in China. As of August 31, 2012, we owned a 49% equity interest in China SemiLEDs. In addition, as of August 31, 2012, we owned a 50% interest in SILQ (Malaysia) Sdn. Bhd. or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. We have been accounting for our investments in these unconsolidated entities using the equity method of accounting.

Recent Developments

        In June 2012, we executed a settlement agreement with Cree Inc., or Cree, that was effective as of June 21, 2012 with respect to Cree's amended complaint against us and our amended complaint against Cree, providing for the dismissal of each without prejudice. We also agreed to the entry of a permanent injunction that was effective October 1, 2012 that will preclude us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and our customers and distributors are specifically released as well. We have recently launched a new line of LED products not subject to the injunction, discussed further below, which we sell globally including in the United States.

        During the fourth quarter of our fiscal 2012, we announced the launch of our new EV LED product series, capable of operating at a higher junction temperature and with higher thermal endurance, as well as a new ceramic LED component, the C35 LED emitter, that incorporates the EV chip and also offers customers greater flexibility in making color choices. We expect to continue developing and offering competitive products that are designed to meet our customers' specifications and requirements with respect to quality, performance and reliability.

        In October 2012, we completed the acquisition of a 9.9% equity interest in High Power Optoelectronics, Inc., or HPO, for total cash consideration of $2.9 million, and have an option to increase our equity interest to more than 50% within one year. We have also become the exclusive distributor for HPO's LED products having a wavelength that is 560 microns, or µm, or shorter and a distributor for those that are longer. In addition, we have entered into a joint research and development agreement with HPO to develop LED products.

        When China SemiLEDs commenced production of LED chips in April 2011, this commencement coincided with a reduction in the number of LED street and tunnel lighting products financed by the Chinese government, which was the target market for China SemiLEDs. Although China SemiLEDs has redirected its production and marketing strategy to the indoor lighting market, it faces intense competition. This change in focus has negatively affected China SemiLEDs' start up, requiring valuation charges to its inventory to reflect the aggressive pricing it encountered. It also caused China SemiLEDs to idle first a portion of its manufacturing equipment, and then substantially all of its operations (resulting in excess capacity charges). At the same time, the general manager and a significant number of senior managers of China SemiLEDs terminated employment during the third quarter of our fiscal 2012. In October 2012, China SemiLEDs defaulted on its RMB15.0 million (approximately $2.4 million) unsecured bank loan from Agricultural Bank of China. The Agricultural Bank of China has made a demand for payment and recently obtained a court order to seize certain of China SemiLEDs' assets. Such default has caused Shanghai Pudong Development Bank in November 2012 to accelerate the maturity of the secured loans that it made to China SemiLEDs, which aggregate RMB135.0 million (approximately $21.5 million), and demand payment. The assets pledged as collateral and/or other assets may be seized by the banks, and Shanghai Pudong Development Bank has already offset RMB25.0 million of China SemiLEDs' cash (approximately $4.0 million) against amounts due and demanded additional collateral.

        The shareholders of China SemiLEDs have been working towards formulating certain restructuring plans that include raising additional funds by issuing new common equity to provide liquidity to support China SemiLEDs operations and to strengthen its financial position, the effect of which would likely significantly dilute our equity interest in China SemiLEDs. The restructuring plans under discussion also contemplated recruiting a new management team composed of technical and management professionals. On November 19, 2012, representatives of China SemiLEDs shareholders held a meeting regarding the restructuring in which our officers participated. Following this meeting, our officers and management of China SemiLEDs determined that it was probable that the shareholders of China SemiLEDs would fail to agree to a restructuring plan for China SemiLEDs. This has caused management of China SemiLEDs to believe that the carrying amount of its long-lived assets might not be fully recoverable and as a result China SemiLEDs recognized an impairment charge of RMB115.2 million (approximately $18.2 million) on its long-lived assets, which was reflected in its results for the three months ended August 31, 2012. Because of the aforementioned events and the fact that China SemiLEDs has incurred an accumulated deficit of RMB248.1 million (approximately $39.2 million) as of August 31, 2012, China SemiLEDs independent auditor has concluded, and stated in its audit report dated November 20, 2012, that substantial doubt exists about China SemiLEDs' ability to continue as a going concern.

        We recognized our proportionate share of the impairment charge during the three months ended August 31, 2012, which reduced the carrying amount of our investment in China SemiLEDs to zero. We also took a bad debt charge of $1.4 million to reflect impairment of accounts and notes receivable from China SemiLEDs.

        Even if a restructuring can be effected, there can be no assurance that the restructuring would be successful, and therefore, particularly if the banks seize China SemiLEDs' assets, liquidation of China SemiLEDs may be required. We may not be able to recover anything from our investment. Furthermore, we now no longer view China SemiLEDs as the vehicle to drive our growth in China and we will need a new strategy to successfully exploit the opportunities it represents.

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

Our Products

        Our core products are LED chips and LED components, but lighting products have also become an increasingly important part of our business.

  LED Chips

        We produce a wide variety of blue, green and UV LED chips, including our new EV LED product series, currently ranging from chip sizes of 380µm, by 380µm to 1520µm by 1520µm, which are capable of providing over 100 lumens per watt when properly packaged as cool white emitters. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. Our LED chips are used primarily for applications in the general lighting market, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, and LED lighting for horticulture applications.

        We sell our LED chips in a few select markets including China, Taiwan and the United States. Revenue from sales of our LED chips represented 27%, 58% and 77% of our revenue for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

  LED Components

        We currently package a portion of our LED chips into LED components for sale to distributors and end-customers in selected markets. The majority of our LED components use our 1200µm by 1200µm, 1070µm by 1070µm and 860µm by 860µm chips, most of which are combined with phosphors to produce components with various color temperatures. During the fourth quarter of our fiscal 2012, we announced the launch of our C35 emitters that incorporate our EV LED chips and feature narrow binning, low thermal resistance and a special optical design. The C35 emitters provide our customers wither greater flexibility in making color choices. Our LED components include different form factors comprised of lead frame, silicon, surface mount and ceramic packaged devices. We apply our proprietary design for the packaging process, such as wafer level phosphor coating, to optimize the optical and thermal properties of the LED component. Our packaging process includes chip bonding, wire bonding, phosphor coating, encapsulation, scribing, dicing and testing. We may, from time to time, establish packaging operations in selected markets for sale to distributors and end-customers in such markets. We also contract with other manufacturers to produce for our sale certain LED components products based on our design and technology requirements and under our quality control specifications and final inspection process.

        We sell our LED components in selected markets, such as China, Taiwan and Russia. Revenue from sales of our LED components represented 50%, 32% and 21% of our revenue for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

  Lighting Products

        We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting products customers are primarily ODMs of lighting products and the end-users of lighting devices.

        We sell our lighting products in selected markets, such as Taiwan and the United States. Revenue from sales of our lighting products represented 15% and 2% of our revenues for the fiscal years ended August 31, 2012 and 2011, respectively, and an insignificant amount of our revenues for the fiscal year ended August 31, 2010.

Manufacturing

        Our manufacturing operations, including those of Ning Xiang, are located in Taiwan. Starting in the fourth quarter of our fiscal 2011 and continuing through the fourth quarter of our fiscal 2012, we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips. Consequently, a portion of our manufacturing equipment was idled resulting in significant excess capacity charges. We also use contract manufacturers to produce for our sale certain LED components products and for certain aspects of our lighting assembly processes based on our design and technology requirements and under our quality control specifications and final inspection process.

Raw Materials

        We use the following raw materials in our LED chip manufacturing: metal organics, sapphire, copper alloy, gold slugs, sodium gold sulfite, aluminum granules and electrolytic nickel, among others. We use the following assembly materials in the production of our LED component products: gold bond wire, lead frame, phosphor, silicon zener-diode, silicon rubber and silver paste, among others. We also purchase industrial and general chemicals and gases for the manufacture of both our LED chips and LED components. We do not manufacture our lighting products from the raw materials but we assemble our lighting products from individual components, such as LED emitters, electronic components, printed circuit boards, heat-sink, lenses and other metal and plastic components. New rules issued by the U.S. Securities and Exchange Commission, or the SEC, in August 2012 will require us to ascertain and disclose the origin of some of the raw materials, including gold, that we use, which will add to our costs.

Quality Management

        We have implemented quality control measures at each stage of our operations, including obtaining supplier qualifications, inspecting incoming raw materials and random testing during our production process, to ensure consistent product yield and reliability. We test all new processes and new products prior to commercial production. We also inspect all final products prior to delivery to our customers to ensure that production standards are met. If we encounter defects, we conduct an analysis in an effort to identify the cause of the defect and take appropriate corrective and preventative measures. We provide standard product warranties on our products, which generally range from six months to a year. Our manufacturing fabs located in Hsinchu Science Park and Sinwu, Taiwan are certified in compliance with ISO9001:2008. All these facilities are subject to periodic inspection by the relevant governmental authorities for safety, environmental and other regulatory compliance.

        We require all of our employees involved in the manufacturing and engineering process to receive quality control training, according to a certification system depending on the level of skills and knowledge required. The training program is designed to ensure consistent and effective application of our quality control procedures.

Sales and Marketing

        We market and sell our products through both our direct sales force and distributors. We primarily sell our LED chips to packagers and distributors. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. We sell our LED components to distributors and end-customers in selected markets, such as China, Taiwan and Russia. Our lighting products customers consist primarily of ODMs of lighting products and the end-users of lighting devices with the sales made by our and Ning Xiang's direct sales force.

        Our direct sales force is based in Taiwan and in China. We assign our sales personnel to different geographic regions so that they can keep abreast of trends in specific markets. We plan to continue expanding our sales coverage in Asia as we grow our business. In addition, we may enter into strategic relationships with companies in Taiwan, China or other countries that we believe may provide strategic value to us.

        We focus our marketing efforts on brand awareness, product advantages and qualified lead generation. We rely on a variety of marketing strategies, including participation in industry conferences and trade shows, to share our technical message with customers, as well as public relations, industry research and online advertising.

Customers

        We sell our LED chips products to packaging customers and LED chip distributors. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Sales to distributors represented 43%, 34% and 39%, respectively, of our total revenues for the fiscal years ended August 31, 2012, 2011 and 2010.

        We have historically derived a significant portion of our revenues from a limited number of customers. For the fiscal years ended August 31, 2012, 2011 and 2010, our top ten customers collectively accounted for 49%, 54% and 61%, respectively, of our total revenues for each of those periods. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the fiscal year ended August 31, 2012, sales to our three largest customers, in the aggregate, accounted for 31% of our revenues, and sales to one distributor customer accounted for 24% of our total revenues.

        Our revenues are concentrated in a few select markets, including China, Taiwan, Russia and the United States. Net revenues generated from sales to countries in these markets, in the aggregate, represented 78%, 89% and 90%, respectively, of our revenues for the years ended August 31, 2012, 2011 and 2010, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are an early-stage company operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter.

Therefore, our financial results will be impacted by general economic and political conditions in such markets.

Our Joint Ventures and Investments

        We have grown our business in part through strategic alliances and acquisitions, and may from time to time continue to grow our operations by participating in joint ventures, making acquisitions or establishing other strategic alliances with third parties in the LED and LED-related industries. We had entered into two joint ventures that were active as of August 31, 2012, China SemiLEDs and SILQ. See "China SemiLEDs" below.

        SILQ is a joint venture enterprise we established in Malaysia in September 2009 to design, manufacture and sell lighting fixtures and systems. We also entered into this joint venture to assist with market intelligence and channel development. As of August 31, 2012, we owned a 50% interest in SILQ. The other 50% is held by a Malaysian company. SILQ began operating in June 2010; however, it is still in the early stage of business development and selling products in Malaysia. We expect that it will incur losses for the near term.

        As of August 31, 2012, we had an inactive joint venture, SS Optoelectronics Co. Ltd., or SS Optoelectronics, in which we held a 49% interest. The other 51% was held by a customer. However, we determined to dissolve the joint venture when it did not receive approval from the Hsinchu Science Park Administration of its application for entry into the Hsinchu Science Park. In December 2011, the dissolution of SS Optoelectronics was approved by our wholly owned subsidiary and the other shareholder. The dissolution was completed in September 2012.

        In October 2012, we completed the acquisition of a 9.9% equity interest in HPO for total cash consideration of $2.9 million. HPO and its shareholders have also granted us the right to increase our shareholdings in HPO to more than 50% within the one-year period after the closing. The purchase price for such additional shares would be the fair market value determined based on the average market price of HPO's common shares over a 30-day period immediately prior to our exercise notice to HPO, if applicable, or a fair value determined by an independent appraiser. We have also become the exclusive distributor for HPO's LED products having a wavelength that is 560µm or shorter and a distributor for those that are longer. In addition, we have entered into a joint research and development agreement with HPO to develop LED products. The distribution and development agreements are terminable if we do not increase our shareholdings to 51% during that one-year period for causes solely attributable to us.

  China SemiLEDs

  Our Investment

        Through equity investments, we formed China SemiLEDs, a foreign-invested joint stock company, in Foshan, Guangdong Province, China, in January 2010. China SemiLEDs has five other shareholders, including Beijing Aieryidi Investment Co., Ltd., Foshan Nationstar Optoelectronics Co., Ltd., Zhejiang Shenghui Lighting Co., Ltd., Foshan Nanhai High-tech Industry Investment Co., Ltd. and Beijing Lampower Photoelectric Co., Ltd. Foshan Nationstar Optoelectronics Co., Ltd., Zhejiang Shenghui Lighting Co., Ltd. and Beijing Lampower Photoelectric Co., Ltd. are packaging companies. Foshan Nanhai High-tech Industry Investment Co., Ltd. and Beijing Lampower Photoelectric Co., Ltd. are PRC state owned enterprises. Beijing Aieryidi Investment Co., Ltd. is a PRC investment company owned by individuals. We paid $14.7 million in cash for a 49% ownership interest in China SemiLEDs.

        We viewed China SemiLEDs as an opportunity to continue our growth in China and believed that participating in a joint venture entity in China would give us an additional avenue through which we could further acquire market share in China. China SemiLEDs completed the construction of its manufacturing facility and commenced production in Foshan, China in April 2011. China SemiLEDs' commencement of production at its Foshan manufacturing facility coincided with a reduction in the number of LED street and tunnel lighting projects financed by the Chinese government, which was the target market for China SemiLEDs. In comparison, the indoor lighting market has been growing. The indoor market has been served by existing LED manufacturers that focus on the indoor lighting market, as well as other LED manufacturers that had traditionally focused on the LCD panel backlighting business but have subsequently entered into the indoor lighting market. Although China SemiLEDs has redirected its production and marketing strategy to the indoor lighting market, it faces intense competition. This change in focus has negatively affected China SemiLEDs' start up, requiring valuation charges to its inventory to reflect the aggressive pricing it encountered. It also caused China SemiLEDs to idle first a portion of its manufacturing equipment, and then substantially all of its operations (resulting in excess capacity charges). At the same time, the general manager and a significant number of senior managers of China SemiLEDs terminated employment during the third quarter of our fiscal 2012.

        China SemiLEDs' financial resources are limited. In October 2012, China SemiLEDs defaulted on a RMB15.0 million (approximately $2.4 million) unsecured bank loan from Agricultural Bank of China. The Agricultural Bank of China has made a demand for payment and recently obtained a court order to seize certain of China SemiLEDs' assets. Such default has caused Shanghai Pudong Development Bank in November 2012 to accelerate the maturity of the secured loans that it made to China SemiLEDs, which aggregate RMB135.0 million (approximately $21.5 million), and demand payment. The assets pledged as collateral, including the China SemiLEDs' land right use and buildings, and/or other assets may be seized by the banks, and Shanghai Pudong Development Bank has already offset RMB25.0 million of China SemiLEDs' cash (approximately $4.0 million) against amounts due and demanded additional collateral.

        In July 2012, we, through a wholly owned subsidiary, entered into an unsecured loan agreement to provide short-term lines of credit that permitted China SemiLEDs to borrow from us from time to time an aggregate principal amount of up to RMB1.4 million (approximately $0.2 million) for working capital purposes. Under the agreement, the term of each borrowing could not exceed three calendar months from the date of each drawdown. China SemiLEDs drew down the entire amount of this facility and has defaulted on its obligation to repay us. See Note 13, "Related-party Transactions," of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report for further details of this loan.

        We were not willing to provide China SemiLEDs with more financial support beyond this interim loan. With a view to trying to allow China SemiLEDs to recommence operations, the shareholders of China SemiLEDs have been working towards formulating certain restructuring plans that include raising additional funds by issuing new common equity to provide liquidity to support China SemiLEDs operations and to strengthen its financial position, the effect of which would likely significantly dilute our equity interest in China SemiLEDs. The restructuring plans under discussion also contemplated recruiting a new management team composed of technical and management professionals. On November 19, 2012, representatives of China SemiLEDs shareholders held a meeting regarding the restructuring in which our officers participated. Following that meeting, our officers and management of China SemiLEDs determined that it was probable that the shareholders of China SemiLEDs would fail to agree to a restructuring plan for China SemiLEDs. This has caused management of China SemiLEDs to believe that the carrying amount of its long-lived assets might not be fully recoverable and as a result China SemiLEDs recognized an impairment charge of RMB115.2 million (approximately $18.2 million) on its long-lived assets which is reflected in its results for the three months ended August 31, 2012. We recognized our proportionate share of the impairment charge during the three months ended August 31, 2012, which reduced the carrying amount of our investment in China SemiLEDs to zero. We also took a bad debt charge of $1.4 million to reflect impairment of accounts and notes receivable from China SemiLEDs. In accordance with Rule 3-09 of Regulation S-X, separate financial statements for China SemiLEDs are filed in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

        Even if a restructuring can be effected, there can be no assurance that the restructuring would be successful and therefore, particularly if the banks seize China SemiLEDs' assets, liquidation of China SemiLEDs may be required. We may not be able to recover anything from our investment. Furthermore, we now no longer view China SemiLEDs as the vehicle to drive our growth in China. As the world's second largest economy and one that is geographically close to our manufacturing operations, China continues to represent a key market for our products and we will need a new strategy to successfully exploit the opportunities that it presents.

        If our equity ownership percentage in China SemiLEDs declines, we will lose various protective rights under China SemiLEDs' articles of association, including our ability to consent in respect of certain levels of China SemiLEDs' debt, our rights to nominate directors and our rights to nominate members of the board of supervisors that examines its finances and monitors the conduct of senior managers and directors.

        China SemiLEDs' board of directors is appointed by its shareholders, and currently consists of nine directors. Our Chief Executive Officer, Mr. Trung T. Doan and our Chief Financial Officer, Mr. David Young, currently serve as directors of China SemiLEDs and Mr. Doan currently serves as chairman. Directors have fiduciary and diligence duties to China SemiLEDs, including, among others, to not use the advantages provided by their positions to pursue business opportunities that belong to China SemiLEDs or to engage in the same business as China SemiLEDs either for their own account or for the account of any other person without the approval of the shareholders. In addition, a director that has a connected relationship with any enterprise that is the subject of a resolution at a board meeting may not vote on the matter, either directly or by proxy. As such, in the event that any matters involving us or our relationship with China SemiLEDs are brought before the board of directors of China SemiLEDs, our directors would be required to recuse themselves and such board decisions would be made by the remaining directors that are not affiliated with us. See "Risk Factors—Risks Related to Our Investment in China SemiLEDs—If there are significant disagreements with the other shareholders of China SemiLEDs, our financial condition, results of operations, business and prospects may be materially and adversely affected." Furthermore, in the event that a strategic business opportunity arises which may belong to either us or China SemiLEDs, as directors that owe fiduciary duties to both entities, Mr. Doan and Mr. Young will be required to present such an opportunity to our board of directors, as well as both the board of directors and shareholders of China SemiLEDs, and neither we nor China SemiLEDs has a right of first refusal.

  Sales by China SemiLEDs and Taiwan SemiLEDs

        Since establishing China SemiLEDs, we have continued to sell LED chips and LED components in China. However, we have granted licenses with respect to certain of our patents to China SemiLEDs so that it can manufacture and sell LED chips in China. Both we and China SemiLEDs have made sales to customers in China. Should China SemiLEDs resumes production, we and China SemiLEDs may ultimately compete for the same pool of existing or new customers since China SemiLEDs would produce substantially the same LED chips as those made by Taiwan SemiLEDs. However, China SemiLEDs may not use the patents we have licensed to them in connection with any sales outside of China. See "—Intellectual Property Cross-Licensing Arrangements" and "Risk Factors—Risks Related to Our Investment in China SemiLEDs—China SemiLEDs may compete with us for sales in China."

        We have agreed with the other shareholders of China SemiLEDs that we will not manufacture LED wafers or chips in China either directly or indirectly, such as through original equipment manufacturing or outsourcing. We have also agreed to not invest in any other company that manufactures LED wafers or chips in China or allow any third party to which we transfer or license our technologies to apply those technologies in the manufacturing of LED epitaxial wafers or chips in China. This may limit our ability to implement certain strategic alternatives to capitalize on the China market independently of China SemiLEDs.

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

        Under the trademark cross-license agreement, we agreed to grant China SemiLEDs an exclusive (with respect to third parties other than us) royalty-free license to use our "SemiLEDs" trademark within China, subject to certain conditions. In return, China SemiLEDs agreed to grant a royalty-free and exclusive (with respect to third parties other than China SemiLEDs) license to us and our affiliates to use globally, except in China, any trademark acquired by it. China SemiLEDs may not transfer or sublicense our SemiLEDs trademark, use our SemiLEDs trademark as part of the name for or trademark owned by any company owned or affiliated with China SemiLEDs, use any trademarks, names, logos or design patents similar to or incorporating our "SemiLEDs' trademark, or advertise or promote any services or products relating to any LED epitaxial wafers or chips using the trademark of any other company.

        We may terminate the trademark cross-license agreement if China SemiLEDs' products fail to meet certain quality standards and we expect it will be terminated if the restructuring currently under discussion is effected.

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

        As of August 31, 2012, we had 60 patents issued and 80 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2012, we also had 87 patents issued and 175 patents pending before patent and trademark offices outside the United States. Of these 147 issued patents, 29 expire between the years 2016 and 2020, 58 expire between the years 2021 and 2025 and the remaining patents expire between the years 2026 and 2032. Seventy-eight of our issued patents are design patents and 22 of our pending patents are design patents. The foregoing numbers of issued and pending patents did not include those owned or filed by Ning Xiang. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to "SemiLEDs" in the United States and "MvpLED" in Taiwan, China and United States.

        Our industry is characterized by frequent intellectual property litigation involving patents, trade secrets, copyrights, mask designs, among others. From time to time, third parties may allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. We recently settled intellectual property complaints involving Cree. We agreed to dismiss complaints filed against each other without prejudice. We agreed to the entry of a permanent injunction effective October 1, 2012 that will preclude us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States our accused products and/or any device that includes an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and our customers and distributors are specifically released. The settlement agreement acknowledges a transition period between the date of settlement and the effective date of the injunction of October 1, 2012. All remaining claims between Cree and us were withdrawn without prejudice, with each retaining the right to assert them in the future. Furthermore, other third parties may also assert infringement claims against our customers with respect to our products, or our customers' products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers' continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations. See "Risk Factors—Risks Related to Our Business—Intellectual property claims against us or our customers could subject us to significant costs and materially damage our business and reputation."

Research and Development

        We focus our research and development efforts on our design methodology and process technology for our LED products. We also focus on improving our production yields and increasing wafer sizes to lower our production costs. Our research and development team works closely with our manufacturing team. For the fiscal years ended August 31, 2012, 2011 and 2010, we invested approximately $7.4 million, $4.6 million and $1.7 million, respectively, in research and development activities. We conduct our research and development activities at our manufacturing facilities in Taiwan.

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

        We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Citizen Electronics Co., Ltd., Cree, Epistar Corporation, Genesis Photonics Inc., Nichia Corporation, or Nichia, Philips (Lumileds), Siemens (Osram) GmbH, or Siemens (Osram), Showa Denko K.K., or Showa Denko, and Toyoda Gosei Co., Ltd., or Toyoda Gosei. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Epistar Corporation, Nichia, Philips (Lumileds), and Siemens (Osram). Several substantially larger companies, such as Philips (Lumileds), Siemens (Osram) and Toyoda Gosei, compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Micron Technology, Inc., Samsung Electronics Co., Ltd., Sharp Ltd. and Taiwan Semiconductor Manufacturing Co., have entered into the LED chip and lighting market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies.

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

  •
  our sales channels.

        Increased competition, which began in calendar year 2011, and continued through the fourth quarter of our fiscal 2012, created a highly aggressive pricing environment. Some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. When prices decline, we must also write down the value of our inventory.

        In the lighting market, we face competition from fixtures and bulbs manufactured and marketed by other LED lighting fixture companies and from lighting products incorporating incandescent, fluorescent, halogen, ceramic metal halide or other lighting technology. In addition to lighting companies such as Cree, Philips (Lumileds) and Siemens (Osram), which are substantially larger and more established than us, we are also competing with numerous smaller companies that have traditionally been in the lighting industry or recently entered into the LED lighting market.

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

Working Capital

        For a discussion of our working capital practices, see "Liquidity and Capital Resources" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

Employees

        As of August 31, 2012, we had approximately 519 employees. Most of these employees were based in Taiwan, with a small number of employees in China. None of our employees is represented by a labor union. We consider relations with our employees to be good.

Financial Information about Geographic Areas

        We derive a substantial portion of our revenue from product sales to international customers. For information concerning geographic areas of our customers and geographic information concerning our long-lived assets, see Note 14, "Product and Geographic Information," of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A, Risk Factors, of this Annual Report.

Available Information

        Our website is www.semileds.com. We make available free-of-charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Our SEC reports can be accessed through the "Investors" section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. A copy of our Annual Report on Form 10-K is available without charge to stockholders upon written request to: Investor Relations, SemiLEDs Corporation, 3F, No.11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C.

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

        We incurred net losses attributable to SemiLEDs stockholders of $49.5 million and $16.1 million for the fiscal years ended August 31, 2012 and 2011, respectively. We can give no assurance that we will not incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this "Risk Factors" section and are beyond our control. You should not rely on the revenue or net income growth of any prior quarterly or annual periods as an indication of our future performance. In the past, we have experienced revenue declines and incurred increased net losses. If our future growth fails to meet investor or analyst expectations, the trading price of our common stock may decline significantly and could have a material adverse effect on our business, financial condition and results of operations.

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

        If market demand increases and we are not able to increase our capacity or if we experience delays or unforeseen costs in increasing our capacity levels, we may not be able to achieve our financial targets. Alternatively, as market demand decreases or as market supply surpasses demand, we may not be able to reduce manufacturing expenses or overhead costs proportionately. If an increase in supply outpaces the increase in market demand, or if demand decreases, the resulting oversupply could adversely impact our sales and result in the underutilization of manufacturing capacity, high inventory levels, changes in revenue mix and rapid price erosion, which would lower our margins and adversely impact our financial results. For example, in our fiscal 2012 and fiscal 2011, we recorded significant excess capacity charges as we suffered from underutilization of our manufacturing capacity as a result of a decrease in customer demand, and significant write-downs of inventories as a result of a decline in their average selling prices. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our margins and operating results.

We operate in highly competitive markets that are characterized by rapid technological changes and declining average selling prices. Competitive pressures from existing and new companies, and/or damage to our brand, may harm our business and operating results.

        Competition in the markets for LED products is intense, and we expect that competition will continue to increase. Increased competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. For example, we experienced intense competition beginning in calendar year 2011 that continued through the fourth quarter of our fiscal 2012, which created a highly aggressive pricing environment. As a result, we had to lower the selling prices for our products. Such decline in average selling prices has accelerated the decline in the gross margin of our products and has adversely affected our operating results. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4" wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4" wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have limited impact on our gross profit, as we have suffered from the underutilization of manufacturing capacity and must absorb a high level of fixed costs such as depreciation.

        We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Citizen Electronics Co., Ltd., Cree, Epistar Corporation, Genesis Photonics Inc., Nichia, Philips (Lumileds), Siemens (Osram), Showa Denko, and Toyoda Gosei. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Epistar Corporation, Nichia, Philips (Lumileds), and Siemens (Osram). Several substantially larger companies, such as Philips (Lumileds), Siemens (Osram) and Toyoda Gosei, compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Micron Technology, Inc., Samsung Electronics Co., Ltd., Sharp Ltd. and Taiwan Semiconductor Manufacturing Co., have entered into the LED chip and lighting market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies. For example, Korea has programs to encourage the use of LED lighting and to establish LED-sector companies, which could result in new competitors.

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

We derive our revenues mainly from the sales of our LED chips and LED components. Our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our financial condition and results of operation.

        LED chips and LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED chips represented 27%, 58% and 77% of our revenues for the years ended August 31, 2012, 2011 and 2010, respectively. Revenues attributable to the sales of our LED components represented 50%, 32% and 21% of our revenues for the years ended August 31, 2012, 2011 and 2010, respectively. Although revenues attributable to the sale of lighting products, which represent an addition to our product portfolio as a result of our acquisition of an equity interest in Ning Xiang, accounted for 15% of our revenues for the year ended August 31, 2012, we expect to continue to generate our revenues mainly from the sales of LED chips and LED components for the foreseeable future. As such, the continued market acceptance of our LED chips and LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our business, financial condition and results of operations.

Our success depends on the successful development, introduction and commercialization of new generations of products and enhancements to existing product lines.

        Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction and commercialization of new generations of products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives. For example, during the fourth quarter of our fiscal 2012, we introduced the EV LED product series and our new ceramic LED component products. We expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable for us to recover all or a meaningful part of our investment. In addition, our new products or enhancements may need certifications or require qualifications by our customers or potential customers—both of which are lengthy and uncertain process—that may negatively impact our sales and marketing efforts to sell or transition our customers to such new products or enhancements. Furthermore, once introduced, new products may adversely impact sales of our existing products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results.

        Our ability to successfully develop and introduce new products and product enhancements, and the revenues and costs associated with these efforts, are affected by our ability to (i) properly identify customer needs, (ii) prove the feasibility of new products, (iii) price our products competitively and profitably, (iv) accurately predict and control costs and yields associated with manufacturing the products, (v) manufacture and deliver new products timely and in sufficient volume, (vi) assist the customers in qualifying or adopting the new products in a timely manner and (vii) anticipate and compete successfully with competitors. Even if we are successful, if a customer requires certain certifications for or new qualification process of our new products, the time when that customer will actually purchase our products and we will be able to receive revenue from that customer will be significantly delayed.

        Our ability to successfully introduce new products is particularly exacerbated with respect to our ability to make sales in the United States because of the injunction we agreed to in connection with the settlement of the litigation with Cree, which precludes us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after October 1, 2012.

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

        Litigation to determine the validity and scope of any claim against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights can be highly uncertain because of the complex scientific, legal and factual questions and analyses involved. Defending against any intellectual property infringement claims would likely result in costly litigation, diversion of the attention and efforts of our technical and management personnel and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. As a result of any such dispute, we may be required to develop non-infringing technology, pay substantial damages, enter into royalty or licensing agreements to use third-party technology, cease selling certain products, adjust our marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. If we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected. For example, although we and Cree executed a settlement agreement providing for dismissal of our amended complaints against each other without prejudice, we agreed to the entry of a permanent injunction that was effective October 1, 2012 that precludes us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after that date and to payment of a settlement fee for past damages.

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

        From time to time, third parties may assert infringement claims against us, or our customers with respect to our products, or our customers' products that incorporate our technologies or products, and any such legal action or the threat of legal action against us, or our customers, could impair such customers' continued demand for our products. For example, Nichia, filed a lawsuit in Japan against a Japanese subsidiary of Seoul Semiconductor Co., Ltd., or Seoul Semiconductor, which is one of our customers, and another lawsuit in Korea against Seoul Semiconductor. In those two lawsuits, Nichia asserted that our LED chips infringed two patents in Japan and one in Korea. While we were not named as a defendant in either of those lawsuits, we intervened as independent or supplementary parties. Although the Japanese lawsuit was settled, it is still possible for Nichia to file a new lawsuit on the two patents originally at issue in the action in Japan. In addition, although the Korean district court found the patent at issue to be invalid, Nichia's subsequent appeal and Seoul Semiconductor's related invalidation action were both withdrawn after the parties entered into a cross-licensing agreement. As such, the invalidity finding by the district court was vacated.

        Furthermore, we agree to defend and indemnify our customers in the event that they are sued by third parties for intellectual property infringement claims involving the sale or use of our products. There can be no assurance that we will be successful in defending these claims. Our indemnification obligations could increase the cost to us of an adverse ruling in any such action.

If LEDs fail to achieve widespread adoption in the general lighting market, or if alternative technologies gain market acceptance, our prospects will be materially adversely impacted and we may be unable to achieve and maintain our profitability.

        Our LED chips and LED components are primarily sold for use in LED general lighting applications and our lighting products are also oriented to this market. Our financial condition, results of operations and prospects substantially depend on increased market acceptance of LEDs in general lighting globally, and in particular in Asia. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting has only recently begun, is still limited and faces significant challenges.

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

        Increased competition and the adoption of alternatives to our products, more complex engineering requirements, lower demand, over-capacity in the market and other factors has led to price erosion and, as a result, lower product margins and lower revenues. For example, some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. We anticipate our competitors will continue to implement such competitive strategies from time to time in the future. Our introduction of new LED chip and component products, such as the recently launched EV LED chips and our LED components that incorporate such chips may further reduce the selling prices of our existing products or render them obsolete. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things.

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

        We also purchase gases, photo chemicals and other materials from various suppliers on the spot market. Although supply constraints do not currently have an impact on our ability to procure supply, supply constraints have occurred in the past and may occur again from time to time in the future. Additionally, we use metals such as copper alloy and other commodities in our manufacturing process. The price volatility of such materials may make our procurement planning challenging. If the prices of materials increase it may adversely affect our operating margins. Although these materials are generally available and are not considered to be specialty chemicals, our inability to procure such materials in volumes and at commercially reasonable prices could result in a material adverse effect on our business, financial condition and results of operations. In addition, new rules issued by the SEC in August 2012 will require us to ascertain and disclose the origin of some of the raw materials that we use, including gold, which will add to our costs.

        Furthermore, the global LED chip manufacturing industry currently relies on only a few manufacturers of MOCVD reactors. Because the MOCVD reactor is the key equipment used to produce LED chips, a significant increase in demand for production capacity could place significant pressure on these equipment manufacturers. These equipment manufacturers may not be able to timely meet such demand. In addition, lead times for MOCVD reactors may be lengthy depending on the supply and demand for such reactors. In the event that we are unable to procure sufficient equipment for our future capacity expansions and future migration to larger wafer sizes, our business, financial condition and results of operations would be materially adversely affected.

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

        We were incorporated in January 2005 and our first sales of LED chips occurred in November 2005. In the past, we have experienced revenue declines and incurred net losses. For the years ended August 31, 2012 and 2011, we incurred significant net losses attributable to SemiLEDs stockholders of $49.5 million and $16.1 million, respectively. Our limited operating history, combined with the rapidly evolving nature of the LED industry in which we compete, may not provide an adequate basis for you to evaluate our operating and financial results and business prospects. In addition, we only have limited insight into emerging trends that may adversely affect our business, prospects and our operating results. As such, our limited operating history may impair our ability to accurately forecast our future performance.

We may not be able to effectively expand or upgrade production facilities or do so in a timely or cost-effective manner, which could prevent us from growing our sales, margins and market share.

        While we intend to focus on managing our costs and expenses in the short term, over the long term we expect to be required to invest substantially if we are to grow. This will mean having to continually expand or upgrade our production facilities as we deem appropriate under future market conditions and future customer demand. Upgrading or expanding existing facilities could result in manufacturing problems that may reduce our yields and utilization rates below our target levels. For example, we have experienced difficulties in the past in achieving acceptable yields when we moved our manufacturing facilities to a new location and when we introduced new products or new manufacturing processes, which has adversely affected our operating results.

        Upgrading or expanding production facilities or capacity requires a significant amount of fixed cost since it requires us to add and purchase manufacturing lines, equipment and additional raw materials and other supplies. If we are not able to recoup these costs through increased sales and profits, our business, financial condition and results of operations could be materially and adversely affected.

We may have difficulty managing our future growth and the associated changes to our operations, which could materially and adversely affect our business and operating results.

        We had experienced a period of significant growth prior to the recent changes to the market and our business that resulted in net losses for the years ended August 31, 2012 and 2011. However, we intend to continue to upgrade our business and operations in Taiwan, as appropriate, including a focus on the introduction of new products and improving our production yields, with a view to positioning us to capture future growth of the market and our business.

        Our future expansion plans may place a significant strain on our managerial, administrative, operational, technological and financial resources. In order to manage our growth, we must continue to hire, recruit and manage our workforce effectively as well as implement adequate controls and reporting systems and procedures in a timely manner. If we fail to manage our growth, we may encounter, among other things, delays in production and operational difficulties. Moreover, any additional capital investments would increase our overall costs.

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

  •
  attract and retain qualified employees.

        If we are unable to effectively manage our growth and the associated changes to our operations, our financial results, financial condition, business or prospects could be harmed significantly.

Sales of our products are concentrated in a few select markets. Adverse developments in these markets could have a material and disproportionate impact on us.

        Our revenues are highly concentrated in a few select markets, including China, Taiwan, Russia and the United States. Net revenues generated from sales to customers in these markets accounted for 78%, 89% and 90% of our net revenues for the years ended August 31, 2012, 2011 and 2010, respectively. As a result of our revenues concentration in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. For example, the economic slowdown in China, and in particular the reduction in LED street and tunnel lighting projects financed by the Chinese government, which was the target market for China SemiLEDs, caused China SemiLEDs to incur substantial losses once it commenced operations, and in turn have also negatively impacted our result.

We may not succeed in cost-effectively producing LED chips using larger wafer sizes.

        We expect to have to continually develop new technologies that allow us to produce LED chips using larger wafer sizes. We believe larger wafer sizes will enable us to reduce the per-unit costs of our products and allow us to compete more effectively against companies that already possess or are developing such technologies. However, growing epitaxial layers on larger wafers generally involves processes that are materially more difficult than on smaller wafers. In addition, the cost of larger wafers is also significantly higher than smaller wafers. Therefore, if we are unable to manufacture LED chips on larger wafer size with acceptable yield and consistency, the higher cost of the wafer may not be justifiable and we will not able to reduce the per-unit cost of such LED chips to compete effectively against our competitors. We substantially converted our manufacturing of LED chips from 2.5" wafer technology to 4" wafer technology in our fiscal 2012. We have also improved and increased our production yields to reduce the per-unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation.

        While we will continue to invest in process technologies and know-how to improve our LED chips using 4" wafers and to manufacture LED chips using larger wafer sizes, no assurance can be given that we will be successful in doing so. Even if we develop the technology and know-how necessary to successfully manufacture LED chips using larger wafer sizes, we may not be able to cost-effectively migrate to larger wafer sizes and other manufacturers could succeed in developing cost-effective technology to manufacture wafer sizes greater than 4" before we do, which would materially and adversely affect our financial condition, results of operations, competitiveness and prospects.

Variations in our production yields and limitations in the amount of process improvements we can implement could impact our ability to reduce costs and could cause our margins to decline and our operating results could suffer.

        Our products are manufactured using technologies that are highly complex. The number of saleable products, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

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

        Introduction of new products and manufacturing processes are often characterized by lower yields in the initial commercialization stage. LED chip and component manufacturing is complicated and consists of many layers of complex materials that must interact with each other. In addition, when we introduce new products and processes we often use new chemical solutions and chemical compounds with which we have less experience. We must analyze how the various solutions, compounds and layers of materials interact with each other and perform as parts of the LED chip structure. It takes time for us to analyze the data from our initial manufacturing runs and optimize our processes, and over time we generally achieve higher yield rates as we gain more experience with the product or processes. As we have only recently introduced our new EV LED chips and the LED components that incorporate such chips, we are still in the process of optimizing our manufacturing process and we may experience difficulties in achieving suitable yields for those products in the initial commercialization phase. In the past, we have experienced difficulties in achieving acceptable yields when introducing new products or new manufacturing processes, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our business.

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

        We have expanded our sales of LED components and plan to continue to focus on increasing such sales in the future. As we continue to expand our LED components business, some of our packaging customers may perceive us as a competitor and may reduce or cease purchasing our LED chips. If such reduction in orders occurs faster than our growth in our LED components business or if future demand for these products does not grow, our business, financial condition and results of operations could be materially and adversely affected.

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

        As with our LED components, to minimize the likelihood that one of our lighting fixture competitors or another third party will assert an intellectual property right related to our lighting fixtures, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has been more limited, although the majority of our lighting product sales in fiscal 2012 were to customers in the U.S. This distribution strategy may limit our sales to countries that do not have the highest demand or market potential, and raise similar issues and risks to those raised with respect to our use of this strategy in connection with marketing our LED components.

We derive a significant portion of our revenues from a limited number of customers and generally do not enter into long-term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers, or the failure by one of these customers to pay, could adversely affect our operating results and financial condition.

        We derive a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2012 and 2011, our top ten customers collectively accounted for 49% and 54% of our revenues, respectively. Some of our largest customers have changed from year to year primarily as a result of our limited operating history, rapid growth, broadening customer base, and the timing of discrete, large project-based purchases. For the years ended August 31, 2012 and 2011, sales to our three largest customers, in the aggregate, accounted for 31% and 25% of our revenues, respectively.

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

        Our future success depends on the continued service and performance of our key personnel, including in particular Mr. Trung T. Doan, our chief executive officer. We do not maintain key man insurance on any of our officers or key employees.

        If Mr. Doan or others of our key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them readily or on terms that are reasonable, if at all. As such, the loss of Mr. Doan or other key personnel, including other key members of our management team and certain of our key marketing, sales, product development or technology personnel, could significantly disrupt our operations and prevent the timely achievement of our development strategies and growth, which would likely have an adverse effect on our financial condition, operating results and prospects. Moreover, we may lose some of our customers if any of our officers or key employees were to join a competitor or form a competing company. The loss of the services of our senior management for any reason could adversely affect our business, operating results and financial condition.

        In addition, competition for experienced employees in our industry can be intense, and we may not be successful in recruiting, motivating or retaining sufficiently qualified personnel on terms that are reasonable, or at all. Cyclical volatility in our industry and in our business may aggravate this problem. In economic downturns, when consumer demand for our products is reduced or delayed, we expect lower net revenue and reduced profitability. In response to such downturns, we may implement cost reduction initiatives, including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work-weeks and involuntary salary reductions. Layoffs during an industry downturn could make it more difficult for us to retain key talent and staff members, or to rehire employees should business improve. Furthermore, in light of the difficulties it faced when it initially commenced operations, China SemiLEDs may face particular difficulties in recruiting and retaining suitable employees in sufficient numbers to resume normalized levels of operations even if it is able to obtain additional capital and retain a qualified management team.

The marketing and distribution efforts of our third-party distributors may not be effective, which could negatively affect our ability to expand our business outside of Taiwan and China and damage our brand reputation.

        We market and sell a significant portion of our products through third-party distributors in certain markets such as Taiwan, China and Russia. We rely on these distributors to service end-customers and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and revenues from such countries and damage our brand reputation.

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

        With respect to our LED chips, substantially all of our sales are to packagers or distributors, a substantial portion of which is used in LED general lighting applications and, to a lesser extent, in specialty industrial applications, curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, and LED lighting for horticulture applications. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. General lighting applications typically require white lighting whereas we typically sell blue chips or chips with other non-white color characteristics. Therefore, our customers coat our LED chips with an appropriately colored phosphor that converts the LED light emission into the desired color. Sales of our LED chips are highly dependent upon our customers' ability to procure high quality phosphors, develop high quality and highly efficient white LED components and obtain the necessary intellectual property rights, such as the rights to use various phosphors. Even if our customers are able to develop competitive white LED components using our LED chips, there can be no assurance that our customers will be successful in the marketplace.

        With respect to the sale of our LED components, a majority of our sales are to distributors that sell to end-customers, or directly to such end-customers in selected markets. Sales by end-customers of our products are generally dependent on their ability to develop high quality and highly efficient lighting products and require complex designs and processes, including thermal design, optical design and power conversion.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a management report that assesses the effectiveness of our internal control over financial reporting in our annual report on Form 10-K beginning with this annual report for the year ended August 31, 2012. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, which we will be required to disclose. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management resources and time on compliance related issues. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we may be subject to sanctions or investigations by regulatory agencies such as the SEC. In addition, failure to meet the requirements of Section 404 or to disclose any material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. Moreover, if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, we may be subject to sanctions or investigation by regulatory authorities, including the SEC and The NASDAQ Stock Market, or NASDAQ, and our stated results of operations and reputation may be materially and adversely affected.

We have incurred and continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

        As a public company, we have incurred and continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes-Oxley Act and the Dodd-Frank Wall Street

Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and NASDAQ, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the listing requirements for NASDAQ provide that listed companies must satisfy, among other things, certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel devote a substantial amount of time to satisfy these compliance requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly.

Impairment of our goodwill, long-lived assets, equity-method investments or cost-method investments could reduce our earnings.

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

        In addition, some of our investments are accounted for under the equity method of accounting, which we record our proportionate share of their net income or loss, or using the cost method. However, they must also be tested for impairment. For the investments we account for under the equity method or the cost method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that impairment is indicated, we would be required to take an immediate non-cash charge to earnings, which could adversely impact our operating results. As we experienced with China SemiLEDs, we may also experience a reduction to our earnings as a result of impairment of the long-lived assets of our equity-method investees through our recognition of our proportionate share of their impairment charges.

We may undertake joint ventures, investments, acquisitions and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

        We have grown our business in part through strategic alliances and acquisitions. For example, we formed China SemiLEDs in January 2010 to focus on the growing market in China; we acquired Silicon Base Development, Inc., or SBDI, in April 2010 to process LED chips into LED components; and in August 2011, we acquired 51% equity interest in Ning Xiang, among other things, to assist with market intelligence. As we experienced with China SemiLEDs, such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings.

        This notwithstanding, we may in the future continue to seek to grow our operations in part by entering into joint ventures, undertaking acquisitions or establishing other strategic alliances with third parties in the LED and LED-related industries. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions.

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

        The manufacture of LED chips is highly complex, requiring precise processes in a highly controlled and sterile environment using specialized equipment. We manufacture our LED products to meet customer requirements with respect to quality, performance and reliability. Although we utilize quality control procedures at each stage of our manufacturing process, our products may still contain defects that are undetected until after they are shipped or inspected by our customers, or on operation of the device. For example, there could be sub-micron defects that would not be detected by our quality control procedures; such sub-micron defects may increase the current leakage in the device and could negatively affect the product performance over time. Unsatisfactory performance of or defects in our products may cause us to incur additional expenses, including costs in relation to product warranties, cancellation and rescheduling of orders and shipments, and product returns or recalls. Failure to detect and rectify defects in our products before delivery could subject us to product liability claims and harm our credibility and market reputation, which could materially adversely affect our business and results of operations.

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

        The failure in the United States and international markets to sustain meaningful recovery (and, in certain countries, the recurrence of recession) has led to continued slow economic activity, concerns about inflation and energy costs, decreased business and consumer confidence, reduced capital spending and adverse business conditions, as well as diminished liquidity and credit availability in many financial markets. In addition, these economic and business conditions have led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. The growth rate in China, which is a target market for us, has slowed dramatically and has led to reduced spending and demand for our products in China and made it difficult for us to forecast and plan our future business activities. Furthermore, a reduction in the number of LED street and tunnel lighting projects financed by the Chinese government, the market to which China SemiLEDs intended to direct its production and marketing, very negatively impacted China SemiLEDs' start-up activities. Continued weak economic conditions and further adverse trends in general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation have in the past and may again in the future cause consumer spending to decline further, reduce demand for and prices of our products and our customers' products, affect the prices and availability of raw materials, limit our ability to obtain financing for our operations and constrain the ability or willingness of governments to invest in the LED industry or fund public projects using LED lighting products. Furthermore, our customers may be unable to access capital efficiently, or at all, which could adversely affect our financial condition by resulting in product delays, increased defaults in accounts receivables and increased inventory exposures. Any unfavorable economic or market conditions could have a material adverse effect on our business, financial condition and results of operations.

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

        As a multinational organization with operations and sales in various jurisdictions, we may be subject to taxation in such jurisdictions. The various tax laws and regulations are becoming increasingly complex, with the interpretation and application of such laws and regulations becoming more challenging and uncertain. We may be subject to additional taxes, fines and penalties to the extent we are not correct in our interpretation and the amount of taxes we declare and pay. In addition, given the continuing global economic slowdown, as well as high government debt levels of many countries, there is an increasing likelihood that the amount of taxes we pay in these jurisdictions could increase substantially. Any such events would have a material impact on our reputation, financial condition and results of our operations.

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

        Proposed U.S. tax legislation that could be enacted in the future could substantially impact the tax treatment of our non-U.S. earnings. These proposed changes include limitations on the ability to claim and utilize foreign tax credits and require the deferral of interest expense deductions until non-U.S. earnings are taxed in or repatriated to the United States.

        Such proposed legislation, if enacted, could negatively impact the amount of our taxes payable in the United States and our effective tax rate and adversely affect our results of operations and cash flows.

Risks Related to Our Investment in China SemiLEDs

Our investment in China SemiLEDs is at risk and we may not recover anything from that investment or not collect other amounts owed to us by China SemiLEDs.

        We viewed China SemiLEDs as an opportunity to continue our growth in China and believed that participating in a joint venture entity in China would give us an additional avenue through which we could further acquire market share in China. China SemiLEDs completed the construction of its manufacturing facility and commenced production in Foshan, China in April 2011. China SemiLEDs' commencement of production at its Foshan manufacturing facility coincided with a reduction in the number of LED street and tunnel lighting projects financed by the Chinese government, which was the target market for China SemiLEDs. In comparison, the indoor lighting market has been growing. The indoor market has been served by existing LED manufacturers that focus on the indoor lighting market, as well as other LED manufacturers that had traditionally focused on the LCD panel backlighting business but have subsequently entered into the indoor lighting market. Although China SemiLEDs has redirected its production and marketing strategy to the indoor lighting market, it faces intense competition. This change in focus has negatively affected China SemiLEDs' start up, requiring valuation charges to its inventory to reflect the aggressive pricing it encountered. It also caused China SemiLEDs to idle first a portion of its manufacturing equipment, and then substantially all of its operations (resulting in excess capacity charges). At the same time, the general manager and a significant number of senior managers of China SemiLEDs terminated employment during the third quarter of our fiscal 2012.

        China SemiLEDs' financial resources are limited. In October 2012, China SemiLEDs defaulted on its RMB15.0 million (approximately $2.4 million) unsecured bank loan from Agricultural Bank of China. The Agricultural Bank of China has made a demand for payment and recently obtained court order to seize certain of China SemiLEDs' assets. Such default has caused Shanghai Pudong Development Bank in November 2012 to accelerate the maturity of the secured loans that it made to China SemiLEDs, which aggregate RMB135.0 million (approximately $21.5 million), and demand payment. The assets pledged as collateral, including the China SemiLEDs' land right use and buildings, and/or other assets may be seized by the banks, and Shanghai Pudong Development Bank has already offset RMB25.0 million of China SemiLEDs' cash (approximately $4.0 million) against amounts due and demanded additional collateral.

        The shareholders of China SemiLEDs have been working towards formulating certain restructuring plans that include raising additional funds by issuing new common equity to provide liquidity to support China SemiLEDs operations and to strengthen its financial position, the effect of which would likely significantly dilute our equity interest in China SemiLEDs. The restructuring plans under discussion also contemplated recruiting a new management team composed of technical and management professionals. On November 19, 2012, representatives of China SemiLEDs shareholders held a meeting regarding the restructuring in which our officers participated. Following this meeting, our officers and management of China SemiLEDs determined that it was probable that the shareholders of China SemiLEDs would fail to agree to a restructuring plan for China SemiLEDs. This has caused management of China SemiLEDs to believe that the carrying amount of its long-lived assets might not be fully recoverable and as a result China SemiLEDs recognized an impairment charge of RMB115.2 million (approximately $18.2 million) on its long-lived assets, which was reflected in its results for the three months ended August 31, 2012. We recognized our proportionate share of the impairment charge during the three months ended August 31, 2012, which reduced the carrying amount of our investment in China SemiLEDs to zero. We also took a bad debt charge of $1.4 million to reflect impairment of accounts and notes receivable from China SemiLEDs.

        Even if a restructuring can be effected, there can be no assurance that the restructuring would be successful and therefore, particularly if the banks seize China SemiLEDs' assets, liquidation of China

SemiLEDs may be required. We may not be able to recover anything from our investment. See "Our Joint Ventures and Investments—China SemiLEDs—Our Investment."

        Furthermore, if a restructuring is effected and that restructuring results in China SemiLEDs becoming profitable, the payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. PRC subsidiaries are generally required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of their respective registered capital. Statutory reserves are not distributable. In addition, any dividends paid by China SemiLEDs (after deduction of the necessary reserve fund and enterprise income tax at the rate of 25%) require the approval of the affirmative vote of the shareholders of China SemiLEDs, which may not be given. The remittance of such dividends outside of China must comply with the procedures required by the relevant PRC laws relating to foreign exchange and may be subject to withholding tax.

If there are significant disagreements with the other shareholders of China SemiLEDs, our financial condition, results of operations, business and prospects may be materially and adversely affected.

        If our percentage equity ownership interest at China SemiLEDs declines as a result of a restructuring, we will lose the benefit of protective provisions we formerly had in China SemiLEDs' articles of association, including our ability to consent in respect of certain levels of China SemiLEDs debt, our rights to nominate directors and our rights to nominate members of the board of supervisors that examines its finances and monitors the conduct of senior managers and directors, and our ability to control or influence board decisions or the operation of the business could be substantially diminished or eliminated. Furthermore, under its articles of association, if a director has a connected relationship with any enterprise that is the subject of a resolution at a board meeting, such director may not vote on the matter, either directly or by proxy. As such, in the event that any matters involving us or our relationship with China SemiLEDs are brought before the board of directors of China SemiLEDs, any of our officers that remain as China SemiLEDs directors would be required to recuse themselves and such board decisions would be made by the remaining directors that are not affiliated with us.

        The other shareholders may have different interests, objectives and strategic plans that conflict with ours. In addition, no assurance can be given that existing or potential new shareholders of China SemiLEDs will not invest in a competitor or become our competitor in China or elsewhere, which could lead to significant conflicts, including the disclosure of proprietary information, and lead to contested shareholder votes and attempts by such shareholder to influence China SemiLEDs to take actions that are not favorable to us.

        Any disputes between us and the other shareholders of China SemiLEDs may lead to adverse consequences for China SemiLEDs and our ability to realize on our investment in China SemiLEDs, may negatively impact our ability to independently access and penetrate the China market and also may result in litigation.

China SemiLEDs may compete with us for sales in China.

        For the years ended August 31, 2012, 2011 and 2010, 13%, 22% and 35%, respectively, of our revenues were generated from sales to customers in China (including Hong Kong). Under various intellectual property agreements between us and China SemiLEDs, we transferred patents and granted licenses with respect to certain of our patents to China SemiLEDs so that it can manufacture and sell LED chips in China. As a result, both China SemiLEDs, if it recommences operations, and Taiwan SemiLEDs would sell substantially the same LED chips in China.

        If China SemiLEDs recommences operations, China SemiLEDs and Taiwan SemiLEDs may from time to time compete for the same pool of existing or new customers. If China SemiLEDs makes significant sales to customers in China that would have otherwise been made by Taiwan SemiLEDs, our revenues could be materially and adversely affected, and if the amount we record under equity in income (losses) from unconsolidated entities for those sales of China SemiLEDs does not compensate for the impact of the loss of the sale by Taiwan SemiLEDs, then our results of operations would be materially and adversely affected.

        We and China SemiLEDs do not currently have a formal policy in place to resolve sales conflicts between China SemiLEDs and Taiwan SemiLEDs while Mr. Doan and Mr. Young remain directors of China SemiLEDs and owe fiduciary duties to both entities. Where a business opportunity is available to both China SemiLEDs and us, we could be harmed in many ways, including if the sales competition or conflict results in:

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

        We have also agreed to certain non-compete provisions in favor of China SemiLEDs. In particular, we cannot invest in any other company that is engaged in the production of LED wafers or chips in China. We also cannot engage in the production of LED wafers or chips directly or indirectly, in the form of original equipment manufacturing or outsourcing, in China. Finally, we cannot allow any third party to which we transfer or license our technologies to apply such technologies in the production of LED wafers or chips in China. This may limit our ability to implement certain strategic alternatives to capitalize on the China market independently of China SemiLEDs.

        We cannot assure you that we will not have disputes with the other shareholders of China SemiLEDs regarding the scope of the intellectual property rights licensed, our rights under the cross-licensing agreements or the scope of the non-compete provisions. In addition, these non-compete provisions and the limitations in the intellectual property cross-licensing agreements could prohibit us from entering into other strategic joint ventures and relationships in China and from entering certain markets in China, which could have a material and adverse effect on our business, prospects, financial condition and results of operations, particularly since we will now be executing our China strategy independently of China SemiLEDs.

Risks Relating to Our Holding Company Structure

Our ability to receive dividends and other payments from Taiwan SemiLEDs may be restricted by commercial and legal restrictions, which may materially and adversely affect our ability to grow, fund investments, make acquisitions, pay dividends and otherwise fund and conduct our business.

        We are a holding company with one material asset, which is our ownership interest in Taiwan.

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

Our ability to make further investments in Taiwan SemiLEDs may be dependent on regulatory approvals in Taiwan.

        Taiwan SemiLEDs depends on us to meet its equity financing requirements. Any capital contribution by us to Taiwan SemiLEDs requires the approval of the relevant Taiwan authorities, such as the Hsinchu Science Park Administration. We may not be able to obtain any such approval in the future in a timely manner, or at all. We cannot assure you that we will be able to complete these government registrations or obtain the government approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our subsidiaries or any of their respective subsidiaries. If we fail to complete these registrations or obtain the approvals, our ability to capitalize Taiwan SemiLEDs may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

The rights of stockholders may be limited as we conduct a substantial portion of our operations in Taiwan and a substantial portion of our assets and a majority of our directors and officers reside outside the United States.

        Although we are incorporated in Delaware, a substantial portion of our operations are conducted in Taiwan through Taiwan SemiLEDs and its subsidiaries. As such, a substantial portion of our assets are located in Taiwan. In addition, a majority of our directors and officers reside outside the United States, and a substantial portion of the assets of those persons are located outside of the United States. Therefore, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under applicable securities laws or otherwise. Even if you are successful in bringing an action, the laws of Taiwan may render you unable to enforce a United States judgment against our assets or the assets of our directors and officers.

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

Political, Geographical and Economic Risks

Due to the location of our operations, we are vulnerable to natural disasters and other events, which may seriously disrupt our operations.

        Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the years ended August 31, 2012, 2011 and 2010, 33%, 68% and 76%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our operations in China expose us to certain inherent legal and other risks that could adversely affect our business.

        As a Delaware corporation, we are subject to laws and regulations applicable to foreign companies operating in China in general and specifically to the laws and regulations applicable to foreign invested joint stock companies. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investments in China. The PRC legal system continues to rapidly evolve and the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. For example, our current and future operating subsidiaries in China, as well as investee entities such as China SemiLEDs, must obtain relevant permits (including land use permits), licenses and approvals necessary for to commence operations and sales and, no assurance can be given that they will be able to do so or that if obtained that such permits, licenses or approvals will be adequate or that they will not be revoked or cancelled in the future. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we have either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we have. These uncertainties may impede our ability to enforce the contracts we have entered into with our business partners, customers and suppliers.

        Because the legal and regulatory environment in China is subject to inherent uncertainties, the enforcement of our rights as a foreign company investing in China may be difficult. For example, our intellectual property may be afforded less protection in China than in some other countries. By entering the market in China in general and by licensing our intellectual property to China SemiLEDs in particular, our vulnerability towards unauthorized disclosure or use of our intellectual property may be significantly increased.

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

        The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 13%, 22% and 35% of our total revenue for the years ended August 31, 2012, 2011 and 2010, respectively. Furthermore, even if China SemiLEDs is able to restructure successfully, any existing and future restrictions on currency exchange may limit China SemiLEDs' ability to purchase goods and services outside of China or otherwise fund its business activities that are conducted in foreign currencies.

If the PRC government determines that China SemiLEDs failed to obtain requisite PRC governmental approvals for, or register with the PRC government, China SemiLEDs' current and past import and export of technologies, China SemiLEDs could be subject to sanctions.

        The PRC government imposes controls on technology import and export. The term "technology import and export" is broadly defined to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by, or registration with, the relevant PRC governmental authorities. We have transferred and licensed certain of our technologies to China SemiLEDs, which transfers and licenses may constitute technology import under PRC laws. China SemiLEDs has also licensed and may continue to license certain technologies to us, which licenses constitute technology export under PRC laws. In addition, if it is able to successfully restructure, China SemiLEDs may enter into licenses with other third parties outside of China for certain technologies, which licenses would also constitute the import or export of technology under PRC laws. China SemiLEDs has not obtained the approval of, or completed the applicable registration with, the relevant PRC governmental authorities for some of its import and export of these technologies.

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

        We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, may not be subject to these prohibitions, and therefore may have a competitive advantage. In the past, there have been instances of corruption, extortion, bribery, pay-offs, theft and other fraudulent practices in Taiwan and China, as well as other Asian countries and Russia. We cannot assure that our employees or other agents will not engage in such conduct and render us responsible under the FCPA. If our employees or other agents are found to have engaged in corrupt or fraudulent business practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Owning Our Common Stock

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

        In December 2010, our common stock was approved for listing on The NASDAQ Global Select Market and continues to be listed on The NASDAQ Global Select Market. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the Global Select Market, including among other things, a minimum stockholders' equity of $10.0 million, a minimum bid price for our common stock of $1.00 per share, that a majority of the members of our board of directors are independent under the NASDAQ Listing Rules and that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. Our common stock price has not been above $2.00 since September 2012 and on December 6, 2012, the closing minimum bid price of our common stock dropped below $1.00. If it trades for 30 consecutive business days below the minimum closing bid price requirement, NASDAQ will send us a deficiency notice giving us 180 days to come into compliance. Furthermore, on February 6, 2012, the terms as directors of our three then-current audit committee members expired. While our Board of Directors appointed Dr. Jack Lau and Dr. Edward Hsieh to serve on the audit committee on that date, one vacancy remained and continues to exist. In accordance with NASDAQ Listing Rule 5605(c)(4), we have been provided a cure period until the earlier of our next annual meeting of stockholders or February 6, 2013, to regain compliance with the audit committee requirements. If we do not regain compliance with the audit committee requirements prior to the earlier of our next annual meeting of stockholders or February 6, 2013, NASDAQ will notify us that our common stock will be delisted.

        There can be no assurance that trading of our common stock on The NASDAQ Global Select Market will be sustained or that we can meet NASDAQ's continued listing standards for the Global Select Market or any other NASDAQ market. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

We may seek additional capital that may result in stockholder dilution.

        We may require additional capital due to continuing losses, deteriorating business conditions or other future developments. If our current sources of capital are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain bank loans and credit facilities. The sale of convertible debt securities or additional equity securities could result in dilution to our stockholders. The incurrence of further indebtedness, whether in the form of public debt or bonds or bank financing, would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

  •
  general economic and market conditions.

        Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

Future sales of shares of our common stock by existing stockholders could cause our stock price to fall.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

        As of December 3, 2012, 27.5 million shares of common stock were issued and outstanding, including 6,038 thousand shares of common stock issued in the initial public offering, which are freely tradable without restriction by non-affiliates. Certain stockholders owning more than a majority of our outstanding shares of common stock are entitled, under agreements providing for registration rights, to cause us to register those shares under the Securities Act of 1933, as amended, or the Securities Act, for public sale in the United States. As of the date hereof, we have not received any such request to register shares. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of such registration. In addition, certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliate and persons who have been affiliates in the last three months, would be subject to volume limitations and certain other restrictions under Rule 144, including that we are current in our SEC filings. In general, Rule 144 provides that any of our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we are current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

        We have also filed a registration statement on Form S-8 under the Securities Act to register approximately 3.2 million shares for issuance pursuant to options or other rights to purchase common stock under our equity incentive plans. These shares can be freely sold in the public market upon issuance and once vested, subject to the applicable plan and/or the agreements entered into with holders of options or other rights to purchase common stock in connection with the issuance of such options or other rights to purchase common stock.

Our directors, executive officers and principal stockholders have substantial control over us and will be able to influence corporate matters.

        As of December 3, 2012, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, more than a majority of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

        We also lease a total of approximately 54,100 square feet of a building in Sinwu, Taoyuan County, Taiwan, of which approximately 76% is devoted to our manufacturing operations.

        Ning Xiang leases a total of approximately 20,800 square feet of manufacturing facilities and office space in Luzhu, Taoyuan County, Taiwan, of which approximately 64% is devoted to manufacturing operations.

        We also lease a total of approximately 2,300 square feet of office spaces in Chu-Nan, Taiwan and Shenzhen, China for research and development and sales and support functions.

        We believe that our facilities are adequate to meet our current corporate and manufacturing needs and that additional space would be available on commercially reasonable terms to facilitate any future expansion plans.

Item 3.    Legal Proceedings

        Due to the complex technology required to compete successfully in the LED industry, participants in our industry are often engaged in significant intellectual property licensing arrangements, negotiations, disputes and litigation. We are directly or indirectly involved from time to time and may be named in various other claims or legal proceedings arising in the ordinary course of our business or otherwise.

        We and Cree executed a settlement agreement that was effective as of June 21, 2012 with respect to the amended complaint filed by Cree against us in the United States District Court of Delaware alleging that we had infringed certain of Cree's patents in the United States, and our amended complaint against Cree alleging that Cree had infringed certain of our patents. The settlement agreement provides for the dismissal of both complaints without prejudice. We also agreed to the entry of a permanent injunction that was effective October 1, 2012 that will preclude us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and our customers and distributors are specifically released as well.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information for our Common Stock

        Our common stock has been traded on the NASDAQ Global Select Market under the symbol "LEDS" since December 8, 2010. Our initial public offering was priced at $17.00 per share on December 8, 2010. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ:

Fiscal Year 2011	High	Low
Second Quarter (December 8, 2010 - February 2011)	$32.12	$15.35
Third Quarter (March - May 2011)	$16.75	$8.25
Fourth Quarter (June - August 2011)	$8.54	$4.16

Fiscal Year 2012	High	Low
First Quarter (September - November 2011)	$5.47	$2.60
Second Quarter (December 2011 - February 2012)	$4.39	$2.80
Third Quarter (March - May 2012)	$4.84	$3.06
Fourth Quarter (June - August 2012)	$3.27	$1.83

        There were 78 holders of record of our common stock as of December 3, 2012.

Stock Performance Graph and Cumulative Total Return

        The following graph shows a comparison from December 8, 2010 through August 31, 2012 of the cumulative total return on our common stock, the NASDAQ Composite Index and a peer group consisting of companies selected from the same Standard Industrial Classification (SIC) Code as us, SIC Code 3674 ("Semiconductors and Related Devices"). The peer group index consists of 151 companies that have a majority of revenues generated from the production and distribution of semiconductors used in electronic components selected by a third-party independent service provider using its proprietary methodology. The peer group index is weighted by market capitalization. The graph and table assume that $100 was invested on December 8, 2010 in our common stock, the NASDAQ Composite Index and the peer group index from SIC Code 3674 with the reinvestment of all dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	12/8/2010	2/28/2011	5/31/2011	8/31/2011	11/30/2011	2/29/2012	5/31/2012	8/31/2012
SemiLEDs Corporation	$100.00	$60.75	$32.57	$19.91	$11.92	$16.61	$12.34	$7.84
NASDAQ Composite	100.00	106.83	109.11	99.52	101.39	115.09	109.97	119.68
Peer group from SIC Code 3674	100.00	103.26	100.52	76.51	75.47	84.28	71.34	73.83

        The performance graph and related information shall not be deemed to be soliciting material or to be "filed" with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

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

Recent Sales of Unregistered Securities

        None.

Use of Proceeds from Initial Public Offering

        On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for the initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through August 31, 2012, we had used $24.8 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We also used $2.3 million to acquire and invest in other businesses, and $19.0 million for working capital and other general corporate purposes.

        There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2012.

Item 6.    Selected Financial Data

        The following selected consolidated statement of operations data for the years ended August 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of August 31, 2012 and 2011 have been derived from our audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report and should be read in conjunction with those financial statements and notes thereto. The following selected consolidated statement of operations data for the years ended August 31, 2009 and 2008 and the selected consolidated balance sheet data as of August 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements not included herein. Our historical results of operations for the years presented are not necessarily indicative of results to be expected for any future periods.

	Years Ended August 31,
	2012	2011	2010	2009	2008
	(in thousands, except for per share data)
Selected Consolidated Statement of Operations Data:
Revenues, net	$29,299	$33,902	$35,763	$11,551	$14,749
Cost of revenues(1)(2)	34,901	29,434	19,640	11,019	11,681
Gross profit (loss)	(5,602)	4,468	16,123	532	3,068
Research and development(1)	7,443	4,556	1,726	2,452	1,935
Selling, general and administrative(1)(3)	14,300	11,642	3,228	2,568	2,320
Impairment of long-lived assets(4)	7,507	—	—	—	—
Provision for litigation settlement(5)	1,500	—	—	—	—
Income (loss) from operations	(36,352)	(11,730)	11,169	(4,488)	(1,187)
Equity in losses from unconsolidated entities, net(6)	(13,619)	(3,126)	(313)	—	—
Income (loss) before income taxes	(49,949)	(15,413)	11,095	(3,693)	(814)
Net income (loss)	(49,949)	(16,138)	10,828	(3,693)	(814)
Net income (loss) attributable to SemiLEDs stockholders	$(49,457)	$(16,104)	$10,828	$(3,693)	$(814)
Net income (loss) attributable to SemiLEDs common stockholders:
Basic	$(49,457)	$(19,174)	$1,824	$(3,693)	$(814)

Diluted	$(49,457)	$(19,174)	$1,902	$(3,693)	$(814)

Net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	$(1.80)	$(0.88)	$0.26	$(0.56)	$(0.15)

Diluted	$(1.80)	$(0.88)	$0.24	$(0.56)	$(0.15)

Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	27,414	21,887	7,090	6,600	5,395

Diluted	27,414	21,887	7,723	6,600	5,395

	As of August 31,
	2012	2011	2010	2009	2008
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,228	$83,619	$13,520	$13,715	$11,120
Short-term investments(7)	8,831	—	—	—	—
Working capital(8)	61,781	93,029	25,923	20,836	16,944
Property, plant and equipment, net(4)	46,642	51,804	31,929	24,678	21,151
Investments in unconsolidated entities	1,821	15,579	15,961	714	714
Total assets	127,534	178,326	83,906	50,801	43,740
Long-term debt, excluding current installments(9)	4,953	6,105	3,786	2,995	—
Total SemiLEDs stockholders' equity	$107,818	$156,378	$71,199	$43,997	$39,492

(1)
Stock-based compensation expenses are included in our cost of revenues, research and development expenses and selling, general and administrative expenses as follows (in thousands):

	Years Ended August 31,
	2012	2011	2010	2009	2008
Stock-based compensation expenses included in:
Cost of revenues	$952	$523	$52	$—	$—
Research and development	366	184	33	—	—
Selling, general and administrative	1,298	1,078	162	16	8

Total stock-based compensation expenses	$2,616	$1,785	$247	$16	$8

(2)
Includes provisions for inventory write-downs of $3,148 thousand, $5,793 thousand, $40 thousand, $815 thousand and $100 thousand for the years ended August 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(3)
Includes provisions for bad debts (including related parties) of $1,405 thousand, $1,196 thousand, $100 thousand, $24 thousand and $92 thousand for the years ended August 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(4)
We recognized an impairment charge of $7.5 million on certain of our property, plant and equipment for the year ended August 31, 2012.

(5)
Represents the provision and payment for litigation settlement of $1.5 million for the year ended August 31, 2012 associated with the Cree litigation.

(6)
Includes our proportionate share of the losses from our unconsolidated joint ventures. This includes in the year ended August 31, 2012 our proportionate share of an impairment charge on China SemiLEDs long-lived assets that reduced the then-current carrying amount of our investment in China SemiLEDs to zero. See "Overview," in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

(7)
Short-term investments consist of time deposits with initial maturities of greater than three months but less than one year.

(8)
Working capital represents current assets less current liabilities.

(9)
Represents long-term notes with a maturity of greater than 12 months.

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

Overview

        We develop, manufacture and sell LED chips and LED components that we believe are among the industry-leading LED products on a lumens per watt basis. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, and LED lighting for horticulture applications. Our core products are LED chips and LED components, but lighting products have also become an increasingly important part of our business.

        We sell blue, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including China, Taiwan, Russia and the United States. We have also recently launched our new EV LED product series in blue, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Our lighting products customers consist primarily of ODMs of lighting products and the end-users of lighting devices. We also contract other manufacturers to produce for our sale certain LED components products based on our design and technology requirements and under our quality control specifications and final inspection process.

        We are a holding company for various wholly and majority owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. In August 2011, we acquired a 51% interest in Ning Xiang, which is engaged in the design, manufacture and sales of lighting fixtures and systems.

        We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of August 31, 2012, we owned a 50% interest in SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. We expect that this business will incur losses for the near term.

        We also owned a 49% equity ownership interest in China SemiLEDs as of August 31, 2012. China SemiLEDs' 2011 commencement of production at its Foshan manufacturing facility coincided with a reduction in the number of LED street and tunnel lighting projects financed by the Chinese government, which was the target market for China SemiLEDs. Although China SemiLEDs has redirected its production and marketing strategy to the indoor lighting market, it faces intense competition. This change in focus has negatively affected China SemiLEDs' start up, requiring valuation charges to its inventory to reflect the aggressive pricing it encountered. It also caused China SemiLEDs to idle first a portion of its manufacturing equipment, and then substantially all of its operations (resulting in excess capacity charges). At the same time, the general manager and a significant number of senior managers of China SemiLEDs terminated employment during the third quarter of our fiscal 2012.

        In October 2012, China SemiLEDs defaulted on its RMB15.0 million (approximately $2.4 million) unsecured bank loan from Agricultural Bank of China. The Agricultural Bank of China has made a demand for payment and recently obtained court order to seize certain of China SemiLEDs' property, plant and equipment. Such default has caused Shanghai Pudong Development Bank in November 2012 to accelerate the maturity of the secured loans that it made to China SemiLEDs, which aggregate RMB135.0 million (approximately $21.5 million), and demand payment. The assets pledged as collateral, including the China SemiLEDs' land right use and buildings, and/or other assets may be seized by the banks, and Shanghai Pudong Development Bank has already offset RMB25.0 million of China SemiLEDs' cash (approximately $4.0 million) against amounts due and demanded additional collateral.

        On November 19, 2012, representatives of China SemiLEDs shareholders held a meeting regarding the restructuring in which our officers participated. Following this meeting, our officers and management of China SemiLEDs determined that it was probable that the shareholders of China SemiLEDs would fail to agree to a restructuring plan for China SemiLEDs. This has caused management of China SemiLEDs to believe that the carrying amount of its long-lived assets might not be fully recoverable and as a result China SemiLEDs recognized an impairment charge of RMB115.2 million (approximately $18.2 million) on its long-lived assets, which was reflected in its results for the three months ended August 31, 2012. Because of the aforementioned events and the fact that China SemiLEDs has incurred an accumulated deficit of RMB248.1 million (approximately $39.2 million) as of August 31, 2012, China SemiLEDs independent auditor has concluded, and stated in its audit report dated November 20, 2012, that substantial doubt exists about China SemiLEDs' ability to continue as a going concern.

        We recognized our proportionate share of the impairment charge during the three months ended August 31, 2012, which reduced the carrying amount of our investment in China SemiLEDs (which was $13.4 million at August 31, 2011 and $8.7 million at May 31, 2012) to zero. We also took a bad debt charge of $1.4 million to reflect impairment of accounts and notes receivable from China SemiLEDs.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

        The following are key factors that we believe affect our financial condition, results of operations and business:

  •
  General economic conditions and geographic concentration.  The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the global financial markets moderated thereafter, the global recession and disruption of the financial markets has led to concerns over the solvency of certain European Union member states. In addition, on August 5, 2011, Standard & Poor's downgraded the U.S. credit rating to AA+ from its top rank of AAA, which had a material adverse effect on the financial markets throughout the world. Credit downgrades of other significant countries have followed. Continued concerns over further credit-rating agency downgrades of the U.S. or other countries, failures by the U.S. or other important markets to sustain economic recovery and concerns that problems affecting European Union members may precipitate wider global contraction could have a significant impact on the LED industry and our financial results. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including China, Taiwan, Russia and the United States. Given that we are an early-stage company operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. In addition, we derive a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the year ended August 31, 2012, sales to our three largest customers, in the aggregate, accounted for 31% of our revenues.

  •
  Industry growth and demand for products and applications using LED chips.  The overall adoption of LED lighting devices to replace traditional lighting sources are expected to influence the growth and demand for LED chips and impact our financial performance. As a substantial portion of our LED chips and LED components and our lighting products are used by end-users in general lighting applications, the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips, LED components and LED lighting products. Fluctuations in demand for lighting products will also affect the results of Ning Xiang.

  •
  Average selling price of our products.  Our financial performance is affected by the average selling price of our LED chips and LED components. The price that we charge to our customers is subject to a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, the size of the order and our relationship with the relevant customer, as well as general market and economic conditions. Increased competition, which began in calendar year 2011, and continued through the fourth quarter of our fiscal 2012, created a highly aggressive pricing environment. Some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. When prices decline, we must also write down the value of our inventory. Average selling prices are also affected by the mix of products that we sell in any given period. In particular, as the LED industry develops and technical specifications and market standards change, we must continue to develop and offer competitive products that meet our customers' specifications and pricing requirements. Average selling prices for our LED chips and LED components are also impacted to a significant extent by the stage of our products' life cycles, with average selling prices being higher early in the life cycle of a product and prices decreasing over time as products age and new products with higher efficacies are introduced. Therefore, our ability to continue to innovate by introducing higher efficacy LED chips at lower costs will have a material influence on our ability to improve our product margins, although in the near term the introduction of such higher efficacy LED chips may further reduce the selling prices of our existing products or render them obsolete. Reduction in the average selling price of lighting products will also affect the results of Ning Xiang.

  •
  Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4" wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4" wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have limited impact on our gross profit, as we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips, starting in the fourth quarter of our fiscal 2011 and continuing through the fourth quarter of our fiscal 2012, and must absorb a high level of fixed cost such as depreciation. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially if we are to grow.

  •
  Intellectual property issues.  Competitors of ours and other third parties have in the past and will likely from time to time in the future allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. We recently settled an intellectual property dispute involving Cree. We agreed to dismiss amended complaints filed against each other without prejudice. We agreed to the entry of a permanent injunction that was effective October 1, 2012 that precludes us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and our customers and distributors are specifically released. All remaining claims between Cree and us were withdrawn without prejudice, with each retaining the right to assert them in the future. However, other third parties may also assert infringement claims against our customers with respect to our products, or our customers' products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers' continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations.

  •
  Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. During the fourth quarter of our fiscal 2012, we announced the launch of our new EV LED product series, capable of operating at a higher junction temperature and with higher thermal endurance, as well as a new ceramic LED component that incorporates the EV chip and also offers customers greater flexibility in making color choices. Our near-term success will depend upon how attractive these products are to our customers versus competitors' offerings and our customers' willingness and promptness in qualifying the EV LED products.

  •
  Our ability to achieve consistently high manufacturing yields.  We measure our manufacturing yield per wafer by the number of saleable LED chips produced, compared to the theoretical maximum number of LED chips that can be produced on such wafer. It is critical for us to achieve high manufacturing yields in order to improve our margins. We expect to have to continually attain higher yields from our existing wafer sizes and develop new technologies that allow us to efficiently migrate to larger wafer sizes. Our success in achieving sufficient profitability with respect to the recently launched EV LEDs also requires that we optimize our manufacturing process to achieve suitable yields as soon as possible.

  •
  Our ability to realize our strategic initiatives.  Our China strategy was initially premised on continuing our growth in China through China SemiLEDs. The launch of China SemiLEDs was not successful, coinciding with a downturn in the number of LED street and tunnel light projects financed by the Chinese government, which was its target market. The shareholders of China SemiLEDs have been working towards implementing certain restructuring plans, which would include raising additional funds by issuing new common equity to provide liquidity to support China SemiLEDs operations and to strengthen its financial position, the effect of which would likely significantly dilute our equity interest in China SemiLEDs. China SemiLEDs financial resources are limited and we do not believe that such a restructuring is probable. Even if a restructuring can be effected, there can be no assurance that the restructuring would be successful, and, particularly if the banks seize China SemiLEDs' assets, liquidation of China SemiLEDs may be required. See "Business—Our Joint Ventures and Investments—China SemiLEDs." We may not be able to recover anything from our investment. Furthermore, we now no longer view China SemiLEDs as the vehicle to drive our growth in China. As the world's second largest economy and one that is geographically close to our manufacturing operations, China continues to represent a key market for our products and we will need a new strategy to successfully exploit the opportunities that it presents.

Components of Consolidated Statements of Operations

  Revenues, net

        While LED chips originally represented our core product, an increasing percentage of our revenues is generated from the sale of LED components and lighting products.

        Our revenues and the percentage of total revenues by products for the years ended August 31, 2012, 2011 and 2010 are as follows:

	Years Ended August 31,
	2012		2011		2010
	(in thousands)
Revenues, net:
LED chips	$7,805	27%	$19,712	58%	$27,579	77%
LED components	14,820	50%	10,733	32%	7,621	21%
Lighting products	4,386	15%	715	2%	14	0%
Other(1)	2,288	8%	2,742	8%	549	2%

Total	$29,299	100%	$33,902	100%	$35,763	100%

(1)
Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, and the provision of services.

        Our revenues are affected by sales volumes of our LED chips, LED components and lighting products and our average selling prices for such products. In addition, as we expand and diversify our product offerings and with varying average selling prices, any change in the mix of products that we sell in any given period may affect our total revenues. For example, average selling prices for our LED components are generally higher than for LED chips and the average selling prices for our lighting products are higher than for our LED chips and LED components.

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

        Our larger customers typically provide us with non-binding rolling forecasts of their requirements for the coming one to three months; however, recent global economic uncertainty and weakness has led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. Our customers may increase, decrease, cancel or delay purchase orders already in place, with no material consequences to the customer. As a result, we may face increased inventories and our backlog may decline as a result of any economic downturn or material change in market conditions or economic outlook. We price our products in accordance with prevailing market conditions, taking into account the technical specifications of the product being sold, the order volume, the strength and history of our relationship with the customer, our inventory levels and our capacity utilization. When average selling prices drop, as they did in the years ended August 31, 2012 and 2011, inventory write-downs to net realizable income may also result.

        Our customers for LED chips consist of both packagers and distributors who sell our LED chips to their packaging customers. Packagers in turn sell their packaged LED components to end-users of lighting devices. Our customers for LED components consist primarily of distributors and end-customers in selected markets. Our lighting products customers consist primarily of ODMs of lighting products and the end-users of these lighting devices. Distributors accounted for 43%, 34% and 39% of our revenues for the years ended August 31, 2012, 2011 and 2010, respectively. Our revenues attributable to our ten largest customers accounted for 49%, 54% and 61% of our revenues for the years ended August 31, 2012, 2011 and 2010, respectively.

        Our revenues are concentrated in a few select markets, including China, Taiwan, Russia and the United States. Net revenues generated from sales to countries in these markets, in the aggregate, represented 78%, 89% and 90%, respectively, of our revenues for the years ended August 31, 2012, 2011 and 2010, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are an early-stage company operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

        Our revenues by geographic region are based on the billing addresses of our customers. The following table sets forth our revenues by geographic region and the percentage of total revenues represented by each geographic region for the periods indicated:

	Years Ended August 31,
	2012		2011		2010
	(in thousands)
Revenues, net:
Taiwan	$5,844	20%	$15,563	46%	$14,750	41%
China, including Hong Kong	3,746	13%	7,438	22%	12,396	35%
Russia	9,300	32%	4,549	13%	3,486	10%
United States	4,068	14%	2,569	8%	1,392	4%
Others (individually less than 5% of total net revenues)	6,341	21%	3,783	11%	3,739	10%

Total	$29,299	100%	$33,902	100%	$35,763	100%

        Our revenues are presented net of estimated sales returns and discounts. We estimate sales returns and discounts based on our historical discounts and return rates and our assessment of future conditions.

  Cost of Revenues

        Our cost of revenues consists primarily of cost of materials, depreciation expenses, manufacturing overhead costs, direct labor costs and utilities cost, all related to the manufacture of our LED products. Materials include raw materials, other materials such as gases and chemicals, consumables, and assembly materials. Because our products are manufactured based on customers' orders and specifications and we purchase materials and supplies to support such orders, we generally purchase our materials at spot prices in the marketplace and do not maintain long-term supply contracts. We purchase materials from several suppliers. Our procurement policy is to select only a small number of qualified vendors who demonstrate quality of materials and reliability on delivery time. We are subject to variations in the cost of our materials and consumables from period to period. Moreover, because we consume a significant amount of electricity in our manufacturing process, any fluctuations in electricity costs will have an impact on our cost of revenues. We also use contract manufacturers to produce for our sale certain LED components products and for certain aspects of our lighting assembly processes based on our design and technology requirements and under our quality control specifications and final inspection process.

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

        Our cost of revenues also includes excess capacity charges as a result of the underutilization of our manufacturing capacity and inventory valuation adjustments to write-down our inventories to their estimated net realizable values as a result of declines in their average selling prices.

  Operating Expenses

        Our operating expenses include research and development expenses and selling, general and administrative expenses. The components of our operating expenses and percentage of such expenses as a percentage of total operating expenses for the years ended August 31, 2012, 2011 and 2010 comprised the following:

	Years Ended August 31,
	2012		2011		2010
	(in thousands)
Operating Expenses:
Research and development	$7,443	24%	$4,556	28%	$1,726	35%
Selling, general and administrative	14,300	47%	11,642	72%	3,228	65%
Impairment of long-lived assets	7,507	24%	—	—	—	—
Provision for litigation settlement	1,500	5%	—	—	—	—

Total	$30,750	100%	$16,198	100%	$4,954	100%

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

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries, bonuses and other benefits (including stock-based compensation expenses) for our administrative, sales and marketing personnel, expenses for professional services, which include fees and expenses for accounting, legal, tax and valuation services, amortization and depreciation related expenses, which consists primarily of customer relationships acquired in a business combination, marketing related travel, lease expenses, entertainment expenses, allowance for doubtful accounts and general office related expenses.

        We expect our selling, general and administrative expenses to continue to increase as we increase our sales and marketing efforts in line with the expansion of our business and product offerings.

        Impairment of long-lived assets.    We recognized an impairment charge on certain of our property, plant and equipment for the year ended August 31, 2012. The impairment charge was primarily related to machinery and equipment used in the manufacturing of LED chips.

        Provision for litigation settlement.    We recognized a provision and cash payment for litigation settlement for the year ended August 31, 2012 associated with the Cree litigation.

  Other Income (Expense)

        Equity in losses from unconsolidated entities, net.    Loss from unconsolidated entities consists of our portion of the income or losses of China SemiLEDs, SILQ and SS Optoelectronics, which was dissolved in September 2012. These entities have been accounted for using the equity method of accounting, and as such, we generally recognize our portion of the net income or loss from such entities in our consolidated statements of operations. We report our investment in such entities as investments in unconsolidated entities on our consolidated balance sheets and such investment amounts are initially stated at cost, and subsequently adjusted for our portion of equity in undistributed earnings or losses. If the value of our investment in such entities declines, and the decline is determined to be other-than-temporary, the investment would be written down to fair value. As of August 31, 2012, the carrying amount of our investment in China SemiLEDs had been reduced to zero. See Note 5, "Investments in Unconsolidated Entities," of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of the Annual Report for detailed information.

        Interest income (expense), net.    Interest income (expense), net consists of interest income and interest expense. Interest income represents interest earned from our cash, cash equivalents and short-term investments, which are on deposit with commercial banks in the United States and Taiwan. As of August 31, 2012 and 2011, we had cash, cash equivalents and short-term investments of $56.1 million and $83.6 million, respectively.

        Interest expense consists primarily of interest on our long-term borrowings and short-term lines of credit with certain banks in Taiwan. We had $5.9 million and $7.1 million of long-term debt, including the current portion of such long-term debt as of August 31, 2012 and 2011, respectively. We also had drawn down $1.6 million and $1.0 million from our short-term credit facilities as of August 31, 2012 and 2011, respectively.

        Other income, net.    Other income for the years ended August 31, 2012 and 2011 consists primarily of rental income from the lease back of second floor of our Hsinchu building to the original owner, net of related depreciation charge, and income recognized from the assignment of 13 patents to China SemiLEDs, which has been deferred and recognized over the life of the assigned patents. Other income for the year ended August 31, 2010 was attributable to a gain from a bargain purchase that arose from the acquisition of SBDI in April 2010, as the consideration paid for the acquisition was less than the fair value of the assets acquired at the time of our acquisition.

        Foreign currency transaction loss, net.    The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, Ning Xiang and certain other subsidiaries, is the NT dollar, and the functional currency for Xuhe Guangdian Co., Ltd. or Shenzhen SemiLEDs, is the Renminbi. Gains or losses on foreign currency transactions are recognized in our consolidated statements of operations as foreign currency transaction gains or losses. Certain purchase contracts for materials, supplies and equipment entered into by these subsidiaries are denominated in currencies other than NT dollars, mainly in U.S. dollars and to a lesser extent Japanese Yen. For our customers outside of Taiwan, these subsidiaries quote prices for our products and bill our customers in U.S. dollars, and record revenues and accounts receivable in NT dollars for such orders at the time of such sale based on our revenue recognition policies. Most of our sales to customers and purchases are on credit. Any changes in the exchange rates between the NT dollar, U.S. dollar, Japanese Yen and other currencies will result in our recognizing foreign currency transaction gains or losses, as the case may be, depending on the movement of the foreign exchange rates from the time when we record revenues and purchases, to the time we receive and make payment. We also have foreign currency transaction gains or losses from cash, cash equivalents and short-term investments, such as demand deposits and time deposits, held in currencies other than the functional currency of our non-U.S. subsidiaries that holds such deposits.

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

        Companies in Taiwan that conduct business in certain industries promoted by the Taiwan government, including the semiconductor and LED industries, may also be eligible for preferential tax treatment under the Statute for Upgrading Industries even though such statute was abolished on May 12, 2010. Under the Statute for Upgrading Industries, Taiwan SemiLEDs is entitled to tax exemption for income attributable from the use of equipment that we previously purchased to manufacture blue and green LED wafers and LED chips funded in whole or in part by proceeds from its initial capital investments and subsequent capital increases. Such tax exemption is available either to the shareholder of Taiwan SemiLEDs or, if we so determine, to Taiwan SemiLEDs itself. We have received approval from the tax authorities to utilize this tax exemption. This tax exemption period began in the year ended August 31, 2011 and will expire in the year ending August 31, 2014.

        In addition, certain of our consolidated and majority owned subsidiaries in Taiwan enjoy certain tax incentives under the Statute for Upgrading Industries, including tax credits ranging from 30% to 50% for research and development expenses and employee training expenses incurred prior to December 31, 2009, as well as tax credits ranging from 7% to 11% for investments in automation equipment and technology, and certain other qualifying investments made prior to December 31, 2009. Although the Statute for Upgrading Industries expired on December 31, 2009, our subsidiaries in Taiwan are still entitled to the unexpired portion of tax credits and tax exemptions approved by the tax authorities prior to expiration. As of August 31, 2012, we had total foreign tax credit carryovers of $1.9 million, arising from certain of our consolidated and majority owned subsidiaries in Taiwan, which will begin expiring in various amounts beginning in our fiscal 2013.

        According to the newly enacted Statute for Industrial Innovation, which came into effect on May 12, 2010, a Taiwan company is entitled to apply for a tax credit of up to 15% of the aggregate amount invested in research and development if the amount of such credit does not exceed 30% of its income tax payable for that year. Any unused credit cannot be carried over to later years. This law changed the tax regime that was in effect under the Statute for Upgrading Industries, which was abolished on May 12, 2010. Although the Statute for Industrial Innovation became effective in May 2010, the applicable tax incentives under this new tax regime can be retroactively applied from January 1, 2010. Certain of our consolidated and majority owned subsidiaries in Taiwan may be entitled to such tax credits under the Statute for Industrial Innovation to offset its income tax payable through December 31, 2019.

        As of August 31, 2012, we had total foreign net operating loss carryforwards of $28.9 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will begin expiring in various amounts beginning in our fiscal 2013. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

        Inventory write-downs to estimated net realizable value during the years ended August 31, 2012 and 2011 were $3.1 million and $5.8 million, respectively, and an insignificant amount during the year ended August 31, 2010. A majority of our inventory write-downs during the years ended August 31,

2012 and 2011 was related to finished goods and work in progress, primarily as a result of a decline in the average selling prices. We evaluated our inventories on an individual item basis. For our finished goods and work in progress, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable values. Market for raw materials is based on replacement cost.

  Allowance for Doubtful Accounts

        Accounts receivable are recorded at invoiced amounts, net of our estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of our ability to collect on customer accounts receivables. We regularly review the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay. In cases where we are aware of circumstances that may impair a specific customer's ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is judgment involved with estimating our allowance for doubtful accounts and if the financial condition of our customers were to deteriorate, resulting in their inability to make the required payments, we may be required to record additional allowances or charges against revenues. Charges to bad debt expense (including related parties) during the years ended August 31, 2012, 2011 and 2010 were $1.4 million, $1.2 million and $0.1 million, respectively. The bad debt expense in fiscal 2012 represents impairment of the accounts and notes receivable from China SemiLEDs. The bad debt expense in fiscal 2011 was mainly due to a single customer. We ceased making sales to this customer and initiated legal action to attempt to collect the amounts due in the second half of fiscal 2011. During fiscal 2012, we reached an agreement with the customer pursuant to which we agreed to forgive $0.6 million of the debt and the customer agreed to pay the remaining debt in 21 equal monthly installment payments, which we collected $0.2 million during the year ended August 31, 2012.

  Income Taxes

        We are subject to income taxes in both the United States and foreign jurisdictions. Significant management judgment is required in determining our income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or when loss or credit carryforwards are utilized. Realization of these deferred tax assets is dependent on our ability to earn future taxable income against which these deductions, losses and credits can be utilized. Therefore, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, a valuation allowance is established. These estimates and judgments about our future taxable income are based on assumptions that are consistent with our future plans. A net cumulative loss in recent years is a significant piece of negative evidence in determining the realization of the benefits of deferred tax assets. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

        As of August 31, 2012 and 2011, we recorded full valuation allowances of $22.5 million and $9.3 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign tax credits. During the year ended August 31, 2011, our valuation allowance was increased by $0.6 million to reflect a change in estimate, as we incurred a net cumulative loss over the three-year period then ended, and we provided a full valuation allowance on our deferred tax assets to reflect our estimate of future realization of our deferred tax assets. In fiscal 2012, we considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of August 31, 2012. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

        As of August 31, 2012, we had U.S. federal net operating loss carryforwards of $7.0 million and state net operating loss carryforwards of $0.5 million, which will begin expiring in various amounts beginning in our fiscal 2025 and fiscal 2017, respectively. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and state and local tax laws if we have experienced an "ownership change" in the past, or if an ownership change occurs in the future.

        As of August 31, 2012, we had total foreign net operating loss carryforwards of $28.9 million and foreign tax credit carryovers of $1.9 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, both of which will begin expiring in various amounts beginning in our fiscal 2013. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

  Useful Life of Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. We make estimates of the useful life of our property, plant and equipment in order to determine depreciation expense to be recorded each reporting period based on similar assets purchased in the past and our historical experience with such similar assets, as well anticipated technological or market changes. The estimated useful life of our property, plant and equipment directly impacts the timing of when our depreciation expense is recognized. There is significant judgment involved with estimating the useful lives of our property, plant and equipment, and a change in the estimates of such useful lives could cause our depreciation expense in future periods to increase significantly. There have been no changes in the estimates of the useful life of our property, plant and equipment in any of the last three years.

  Impairment of Property, Plant and Equipment

        We follow provisions included in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 360-10-35, or ASC 360-10-35, "Property, Plant and Equipment—Overall—Subsequent Measurement—Impairment or Disposal of Long-Lived Assets," in determining whether the carrying amount of any of our long-lived assets, including property, plant and equipment and intangible assets, excluding goodwill, is impaired. The ASC 360-10-35 test is a three-step test for assets that are "held and used," as defined in ASC 360-10-35. First, we determine whether indicators of impairment are present. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. Second, if we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows expected to be generated from the use and eventual disposal of the potentially impaired assets are less than the carrying amount. Third, if such estimated undiscounted cash flows do not exceed the carrying amount, we estimate the fair value of the asset and record an impairment charge if the carrying amount is greater than the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary.

        Continued weak global financial and economic conditions has led to reduced spending in our target markets and demand for our products. Despite the unfavorable economic and market conditions, we managed to achieve our quarterly revenues targets for the first three quarters of our fiscal 2012. In the fourth quarter of fiscal 2012, due to a continued slowdown in demand for our LED products and competitive pricing pressure, we experienced significant revenues declines and negative gross margins. Our market capitalization had also fallen below our net book value based on the quoted market price of our common stock for a sustained period of time. We recognized this unfavorable operating performance in the fourth quarter of our fiscal 2012 as a triggering event, which required us to review our long-lived assets for impairment in accordance with ASC 360-10-35.

        We group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated, or an asset group. We determined that the triggering event requires us to test for impairment the asset group that consisted of our long-lived assets associated with the manufacture and sale of LED chips and LED components, which had a total carrying amount of $54.0 million as of August 31, 2012.

        Based on our assessment, the total estimated undiscounted future net cash flows expected to be received from such asset group were less than its carrying amount as of August 31, 2012. Therefore, we determined that impairment was indicated and the carrying amount of our long-lived assets might not be fully recoverable. We then determined the fair value of the asset group using the present value of expected future net cash flows using Level 3 inputs under ASC 820, "Fair Value Measurements and Disclosures," discounted at the weighted average cost of capital, as well as third-party independent valuations of our machinery and equipment. We developed our expected future net cash flows based on company-specific assumptions established using historical data and internally developed estimates as part of our long-term planning process and adjusted them as we deemed appropriate to take into account the highest and best use of the asset group from the perspective of market participants in measuring fair value. As a result, we recognized a $7.5 million impairment write-down on certain of our property, plant and equipment during the three months ended August 31, 2012, which was reflected as a separate line item in our consolidated statement of operations. The impairment charge was primarily related to machinery and equipment used in the manufacturing of LED chips. Significant estimates and assumptions include sales, estimated growth rates, production yields and discount rate, among others.

        The estimates of future cash flows involve subjective judgments and represent our best estimate about future developments, determined based on reasonable and supportable assumptions and projections taking into account past experience, as well as market data obtained from independent external sources. However, the use of different assumptions would increase or decrease the estimate of expected future cash flows. If the average selling prices continue to decline beyond the assumption used in our forecast of future cash flows expected to be generated by the asset group, or if demand for our LED products does not grow as we anticipate, or if production yields and utilization rates are lower than anticipated, it is reasonably possible that the estimate of expected future cash flows may change in the near term result in the need to adjust our determination of fair value.

        We did not identify any triggering event for long-lived assets associated with our Ning Xiang subsidiary, which is engaged in the manufacture and sale of lighting fixtures and systems.

        We did not recognize any impairment charges on our long-lived assets during the years ended August 31, 2011 and 2010.

Exchange Rate Information

        We are a Delaware corporation and, under SEC requirements, must report our financial position, results of operations and cash flows in accordance with U.S. GAAP. At the same time, our subsidiaries use the local currency as their functional currency. For example, the functional currency for Taiwan SemiLEDs is the NT dollar. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive income (loss) within equity. Income and expense accounts are translated at average exchange rates during the period. Any gains and losses from transactions denominated in currencies other than their functional currencies are recognized in the consolidated statements of operations as a separate component of other income (expense). Due to exchange rate fluctuations, such translated amounts may vary from quarter to quarter even in circumstances where such amounts have not materially changed when denominated in their functional currencies.

        The translations from NT dollars to U.S. dollars for periods prior to January 1, 2011 were made at the exchange rates published on OANDA.com. For January 1, 2011 and all later dates and periods, the exchange rate refers to the exchange rate as set forth in the statistical release of the Bank of Taiwan. On August 31, 2012, the exchange rate was 29.93 NT dollars to one U.S. dollar. On December 3, 2012, the exchange rate was 29.08 NT dollars to one U.S. dollar.

        The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2010	32.08	32.95	31.26	32.06
Fiscal 2011	29.53	32.04	31.26	29.01
Fiscal 2012	29.86	30.68	28.95	29.93
September 2012	29.53	29.89	29.29	29.30
October 2012	29.26	29.32	29.19	29.22
November 2012	29.13	29.25	29.00	29.06
December 2012 (through December 3, 2012)	29.08	29.08	29.08	29.08

(1)
Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

        No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

        The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following consolidated statement of operations data for the years ended August 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this

Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2012		2011		2010
	$	% of Revenues	$	% of Revenues	$	% of Revenues
	(in thousands)
Consolidated Statements of Operations Information:
Revenues, net	$29,299	100%	$33,902	100%	$35,763	100%
Cost of revenues	34,901	119%	29,434	87%	19,640	55%

Gross profit (loss)	(5,602)	(19)%	4,468	13%	16,123	45%

Operating expenses:
Research and development	7,443	25%	4,556	13%	1,726	5%
Selling, general and administrative	14,300	49%	11,642	34%	3,228	9%
Impairment of long-lived assets	7,507	26%	—	—	—	—
Provision for litigation settlement	1,500	5%	—	—	—	—

Total operating expenses	30,750	105%	16,198	47%	4,954	14%

Income (loss) from operations	(36,352)	(124)%	(11,730)	(34)%	11,169	31%
Other income (expenses):
Equity in losses from unconsolidated entities, net	(13,619)	(46)%	(3,126)	(9)%	(313)	(1)%
Interest income (expense), net	37	0%	28	0%	(29)	0%
Other income, net	193	1%	130	0%	349	1%
Foreign currency transaction loss, net	(208)	(1)%	(715)	(2)%	(81)	0%

Total other income (expenses), net	(13,597)	(46)%	(3,683)	(11)%	(74)	0%

Income (loss) before income taxes	(49,949)	(171)%	(15,413)	(45)%	11,095	31%
Income tax expense	—	—	725	2%	267	1%

Net income (loss)	(49,949)	(171)%	(16,138)	(47)%	10,828	30%
Net loss attributable to noncontrolling interests	(492)	(2)%	(34)	0%	—	0%

Net income (loss) attributable to SemiLEDs stockholders	$(49,457)	(169)%	$(16,104)	(47)%	$10,828	30%

Year Ended August 31, 2012 Compared to Year Ended August 31, 2011

        Our revenues decreased by approximately 14% from $33.9 million for the year ended August 31, 2011 to $29.3 million for the year ended August 31, 2012. The $4.6 million decrease in revenues reflects a $11.9 million decrease in revenues attributable to sales of LED chips, offset in part by a $4.1 million increase in revenues attributable to sales of LED components and a $3.2 million increase in other revenues.

        The decrease in revenues attributable to sales of LED chips reflected a 45% decrease in the average selling price of the LED chips and a 29% decrease in the volume of LED chips sold. The average selling price for our LED chips decreased primarily as a result of continued market competition and pricing pressure for existing products and existing inventory, and because we adopted a more aggressive pricing strategy to drive sales and to clear the older category of our LED chips in our product portfolio. The decrease in volume of LED chips sold was primarily due to a continued slowdown in demand in our target markets, primarily as a result of reduced government spending on LED street lighting projects, increased competition and delayed in the adoption of our recently launched EV LED chips that are currently in the process of being qualified by our customers. Revenues attributable to the sale of our LED chips represented 27% and 58% of our revenues for the years ended August 31, 2012 and 2011, respectively.

        The increase in revenues attributable to sales of LED components was due to a five-fold increase in the volume of LED components due to customer demand for a category of LED components specifically designed to meet our customers' demand. The increase, however, was offset in part by a 78% decrease in average selling price of LED components, primarily reflecting our sales of a category of lower-priced LED components, continued market competition and pricing pressure for the other LED components we produce. Revenues attributable to the sale of our LED components represented 50% and 32% of our revenues for the years ended August 31, 2012 and 2011, respectively.

        The increase in other revenues was primarily due to a $3.7 million increase in revenue from sales of lighting products, representing inclusion of Ning Xiang's results following our acquisition of a 51% equity interest in Ning Xiang in August 2011, offset in part by a $0.6 million decrease in the sale of scraps. Revenues attributable to the sale of lighting products represented 15% and 2% of our revenues for the years ended August 31, 2012 and 2011, respectively.

  Cost of Revenues

        Our cost of revenues increased by 19% from $29.4 million for the year ended August 31, 2011 to $34.9 million for the year ended August 31, 2012. The increase in cost of revenues was primarily due to a $4.7 million increase in excess capacity charges, as we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips, as a result of the decrease in customer demand. The increase in our cost of revenues was also driven by the increase in the volume of LED components sold for the year ended August 31, 2012, as well as an increase in the sales of lighting products, as more fully described above. The increases were offset in part by a lower cost of revenues, driven primarily by the decrease in the volume of LED chips sold, and inventory valuation adjustments that were $2.6 million lower for the year ended August 31, 2012 than in the year ended August 31, 2011.

  Gross Profit

        Our gross profit decreased from $4.5 million for the year ended August 31, 2011 to a loss of $5.6 million for year ended August 31, 2012. Our gross margin percentage decreased from 13% for the year ended August 31, 2011 to negative 19% for the year ended August 31, 2012 as a consequence of the reduction in revenues, primarily due to decrease in the average selling prices of LED chips, excess capacity charges and inventory write-downs, as more fully described above.

  Operating Expenses

        Research and development.    Our research and development expenses increased 63% from $4.6 million for the year ended August 31, 2011 to $7.4 million for the year ended August 31, 2012. The increase was primarily due to an increase in materials and supplies used in research and development of $2.1 million and an increase in salaries attributable to the research and development function of $0.4 million. The amount of materials and supplies used in our research and development efforts was higher for the year ended August 31, 2012, primarily due to our research and development activities to improve production yields, to enhance the brightness of our chips, to provide continued support for the migration to 4" wafers and to otherwise improve our products. Salary-related expenses were higher because they included the additional research and development employees of Ning Xiang, as well as increased stock-based compensation cost for our research and development personnel. Our research and development expenses in the year ended August 31, 2011 were favorably improved by a grant from the Taiwan Science Park Administration, which was recorded as an offset against our research and development expenses.

        Selling, general and administrative.    Our selling, general and administrative expenses increased 23% from $11.6 million for the year ended August 31, 2011 to $14.3 million for the year ended August 31, 2012. The increase was attributable to an increase in salary-related expenses of $1.8 million, primarily due to our hiring of additional employees for sales, marketing and administrative functions to support our growth and to meet our public company reporting and corporate governance requirements, and the inclusion of the sales, marketing and administrative employees of Ning Xiang, as well as an increase in stock-based compensation cost for our sales, marketing and administrative personnel. Increases in insurance of $0.4 million (primarily due to directors and officers' liability insurance), in professional service expenses for audit-related and advisory services of $0.3 million, in amortization and depreciation related expenses of $0.3 million, in utilities of $0.2 million, in advertising of $0.2 million, and in other sales, marketing and general office related expenses of $0.5 million primarily as a result of the inclusion of Ning Xiang's operations, also contributed to the increase in selling, general and administrative expenses. The increases were offset in part by decreases in professional service expenses for legal services of $0.6 million, and in compensation to our directors of $0.4 million. Our legal expenses were higher for the year ended August 31, 2011, primarily due to our defense of a patent infringement lawsuit involving Cree, which we settled in June 2012, and higher regulatory and reporting costs associated with being a newly public listed company. The decrease in compensation to our directors reflected the fact that we have two fewer non-employee directors, and grant-date fair value of restricted stock units for awards made to the directors in fiscal 2012 was also lower, than awards to directors made in fiscal 2011. Bad debt expense for the year ended August 31, 2012 was flat, as compared to the year ended August 31, 2011. Bad debt expense in fiscal 2011 of $1.2 million was substantially due to a single customer and we collected $0.2 million of the previously written off expense in fiscal 2012. In fiscal 2012, however, we recognized a bad debt charge of $1.4 million to reflect impairment of accounts and notes receivable from China SemiLEDs in such amount.

        Impairment of long-lived assets.    We recognized a $7.5 million impairment charge for the year ended August 31, 2012, primarily related to machinery and equipment used in the manufacturing of LED chips. The charge, which stemmed from significant revenue declines and negative gross margins, as well as a drop in our market capitalization, is more fully described in Note 3 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

        Provision for litigation settlement.    We recognized a $1.5 million provision and payment for litigation settlement for the year ended August 31, 2012 associated with the Cree litigation, as more fully described in Note 8 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

  Other Income (Expense)

        Equity in losses from unconsolidated entities, net.    Our equity in the net losses from unconsolidated entities was $13.6 million for the year ended August 31, 2012, as compared to $3.1 million for the year ended August 31, 2011. The increase was due to the net loss reported by China SemiLEDs, primarily as the result of increased excess capacity charges, inventory valuation adjustments and an impairment charge on its long-lived assets, which reduced the carrying amount of our investment in China SemiLEDs from $13.4 million at August 31, 2011 to zero at August 31, 2012.

        Foreign currency transaction loss, net.    We recognized net foreign currency transaction losses of $0.2 million and $0.7 million for years ended August 31, 2012 and 2011, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar from demand deposits and/or certificates of deposit held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

  Income Tax Expense (Benefit)

        We did not record any income tax expense for the year ended August 31, 2012, since we incurred losses before income tax for most of our subsidiaries for the fiscal year and provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and foreign investment loss.

        Our income tax expense was $0.7 million, despite a loss before income taxes, for the year ended August 31, 2011, because we recognized a valuation allowance increase of $0.6 million on our net deferred tax assets. We recorded a full valuation allowance as of August 31, 2011 as a result of our assessment that it was unlikely we would be able to realize the benefits of these deferred tax assets, which consisted primarily of net operating loss carryforwards and tax credits for Taiwan SemiLEDs, our primary operating subsidiary, as well as the income tax expense of our Taiwan branch office of Helios Crew, which is subject to a corporate statutory income tax rate of 17%. Subsidiaries in Taiwan file their income tax returns separately.

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

        The decrease in revenues attributable to sales of LED chips was due to a 18% decrease in the volume of LED chips sold and a 18% decrease in the average selling price of LED chips, primarily due to a slowdown in demand, in particular the outdoor street lighting market in Asia, and intense competition in the indoor lighting market. Increased competition, which created a highly aggressive pricing environment, resulted in industry participants, including us, having to lower prices for existing products and existing inventory. In addition, we also faced substantial competition from a number of competitors that are much larger than us, as well as numerous smaller participants in the indoor lighting market, which led to a decrease in demand for our LED chips. Revenues attributable to the sale of our LED chips represented 58% and 77% of our revenues for the years ended August 31, 2011 and 2010, respectively.

        The increase in revenues attributable to sales of LED components was due to a 63% increase in the volume of LED components sold due to increased customer demand for our LED components, which was offset in part by a 18% decrease in average selling price of LED components due to continued market competition and the general trend of lower average selling prices for products that have been available in the market for some time. Revenues attributable to the sale of our LED components represented 32% and 21% of our revenues for the years ended August 31, 2011 and 2010, respectively.

        The increase in other revenues was primarily due to a $1.4 million increase from the sale of scraps, a $0.7 million increase from the sale of lighting products, a $0.3 million service revenue, as well as increases from the sale of raw materials and epitaxial wafers. Revenues attributable to the sale of lighting products represented 2% of our revenues for the year ended August 31, 2011.

  Cost of Revenues

        Our cost of revenues increased by 50% from $19.6 million for the year ended August 31, 2010 to $29.4 million for the year ended August 31, 2011, primarily due to inventory valuation adjustments of $5.8 million to write down certain of our inventories to their estimated net realizable values as a result of declines in their average selling prices, an increase in excess capacity charges of $2.0 million as we suffered from lower capacity utilization, and a shift in our product mix to producing a greater percentage of LED components, which resulted in an increased amount of production costs. Cost of revenues as a percentage of revenues increased from 55% in the year ended August 31, 2010 to 87% in the year ended August 31, 2011.

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

        Selling, general and administrative.    Our selling, general and administrative expenses increased from $3.2 million for the year ended August 31, 2010 to $11.6 million for the year ended August 31, 2011. The increase was primarily due to an increase in professional service expenses for legal, accounting, tax and advisory services of $3.5 million primarily resulting from our defense against a patent infringement lawsuit and a significantly higher level of professional service expenses as a public company. The increase was also attributable to an increase in salary-related expenses of $1.3 million, an increase in bad debt expense to $1.2 million, compensation to our directors of $1.1 million, directors and officers' liability insurance of $0.4 million, and increases in travel related expenses, rent, depreciation, taxes, and advertisement expenses of $0.6 million, primarily due to the general expansion of our business. The increase in bad debt expense is primarily attributable to a single customer. We ceased making sales to this customer and initiated legal action to attempt to recover the amounts due in the second half of fiscal 2011. Our net sales to this customer were $1.5 million and $0.8 million for the years ended August 31, 2011 and 2010, respectively. The increase in salary-related expenses was primarily due to our hiring of additional employees for sales, marketing and administrative functions to support our growth and to meet our public company regulatory, financial reporting and corporate governance requirements, an increase in stock-based compensation cost for our sales, marketing and administrative personnel, and an extra, one-time bonus awarded to our employees. Prior to becoming a public company, we did not compensate our directors or carry directors and officers' liability insurance.

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

        Foreign currency transaction gain (loss), net.    We recognized net foreign currency transaction losses of $0.7 million and $0.1 million for the years ended August 31, 2011 and 2010, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar.

  Income Tax Expense (Benefit)

        Our income tax expense was $0.7 million, despite a loss before income taxes, for the year ended August 31, 2011, because we recognized a valuation allowance increase of $0.6 million on our net deferred tax assets. We recorded a full valuation allowance as of August 31, 2011 as a result of our assessment that it was unlikely we would be able to realize the benefits of these deferred tax assets, which consisted primarily of net operating loss carryforwards and tax credits for Taiwan SemiLEDs, our primary operating subsidiary, as well as the income tax expense of our Taiwan branch office of Helios Crew, which is subject to a corporate statutory income tax rate of 17%. Subsidiaries in Taiwan file their income tax returns separately.

        Our income tax expense was $0.3 million for the year ended August 31, 2010 despite having utilized available tax loss carryforwards and tax credits as we were subject to a 10% alternative minimum tax under Taiwan's AMT Act and a 10% undistributed retained earnings tax. A valuation allowance of $1.6 million was reversed in our fiscal 2010, as we assessed that a portion of our deferred tax assets was more likely than not to be realized, as we generated significant income from operations for the year ended August 31, 2010.

Liquidity and Capital Resources

        From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of August 31, 2012 and 2011, we had cash, cash equivalents and short-term investments of $56.1 million and $83.6 million, respectively, which were predominately held in U.S. dollar-denominated demand deposits, money market funds and time deposits, and at August 31, 2011, also in certificates of deposit.

        We have utilized operating lines of credit with certain banks to fulfill our short-term financing needs. We had the following credit facilities with certain banks which provided for approximately $7.0 million and $8.3 million in the aggregate as of August 31, 2012 and 2011, respectively:

  •
  A one year NT dollar denominated loan agreement, which expired in May 2012, provided for approximately $7.0 million in the aggregate as of August 31, 2011. The credit facility is secured by our properties pledged to the same bank for long-term notes.

  •
  An unsecured revolving credit facility providing for approximately $2.0 million and $1.3 million in the aggregate as of August 31, 2012 and 2011, respectively.

  •
  A one-year Renminbi-denominated loan agreement we entered into in July 2012 providing for approximately $5.0 million as of August 31, 2012. Borrowings under such credit facility are secured by cash collateral equal to the amounts outstanding or not less than 111% of the amounts outstanding if denominated in a different currency. Interest is calculated at a variable rate based on the interest rate published by the bank plus 2%. We have not drawn down on the credit facility.

        As of August 31, 2012 and 2011, total outstanding balances of these lines of credit were $1.6 million and $1.0 million, respectively. These lines of credit had maturity dates of six to eight months from the date of draw down and bore fixed interest rates of 1.8% per annum as of August 31, 2012 and ranging from 1.3% to 1.7% per annum as of August 31, 2011, and variable interest rate of 1.8% per annum for one of the lines of credit as of August 31, 2012. Total unused amounts on the remaining lines of credit were $6.5 million and $7.3 million as of August 31, 2012 and 2011, respectively. We paid off the balance of the amount outstanding under the expired agreement ($1.1 million), as more fully described above, at maturity in October 2012.

        As of August 31, 2012 and 2011, our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $5.9 million and $7.1 million, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, ranging from 1.8% to 2.0% per annum as of both August 31, 2012 and 2011, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

  •
  The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of August 31, 2012, our outstanding balance on this note payable was approximately $1.7 million.

  •
  The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014 and, as of August 31, 2012, our outstanding balance on this note payable was approximately $0.7 million.

  •
  The third note payable requires monthly payments of principal and interest in the amount of $28 thousand over the five-year term of the note with final payment to occur in May 2015 and, as of August 31, 2012, our outstanding balance on this note payable was approximately $0.9 million.

  •
  The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of August 31, 2012, our outstanding balance on this note payable was approximately $2.6 million.

        Property, plant and equipment pledged as collateral for our notes payable and lines of credit were $9.9 million and $12.8 million as of August 31, 2012 and 2011, respectively.

        We incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $49.5 million and $16.1 million during the years ended August 31, 2012 and 2011, respectively. For the year ended August 31, 2010, we generated net income of $10.8 million. We believe that, based on our current level of operations and spending needs, our current level of cash, cash equivalents and short-term investments will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

  Cash Flow

        The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K (in thousands):

	Years Ended August 31,
	2012	2011	2010
Net cash provided by (used in) operating activities	$(15,771)	$(2,050)	$8,522
Net cash used in investment activities	(20,533)	(23,640)	(26,390)
Net cash provided by (used in) financing activities	(181)	94,621	17,331

  Cash Flows Provided By (Used In) Operating Activities

        Net cash used in operating activities for the years ended August 31, 2012 and 2011 was $15.8 million and $2.1 million, respectively. Cash used in operating activities in fiscal 2012 was higher by $13.7 million primarily due to a decrease in cash collected from customers, as revenues were $4.6 million lower for the year ended August 31, 2012 than for the year ended August 31, 2011, and increases in cash used to pay for professional service expenses, mainly resulting from our defense against patent infringement claim by Cree, in cash used to pay for salary-related expenses due to our hiring of additional employees for our sales, marketing and administrative functions to support the growth of our business and to meet our public company reporting and corporate governance requirements, the inclusion of the employees of Ning Xiang following our acquisition of a 51% equity interest in August 2011, offset in part by a reduction of employees engaged in manufacturing activities as we downsized our manufacturing operations; in cash used to pay for the settlement of litigation with Cree; and in cash used in other operating activities to support our increased business activity and as a result of the inclusion of Ning Xiang's operations.

        Net cash used in operating activities for the year ended August 31, 2011 was $2.1 million, compared to net cash provided by operating activities for the year ended August 31, 2010 of

$8.5 million. Cash used in operating activities in fiscal 2011 was higher primarily due to a significant increase in cash used in fiscal 2011 to pay for raw materials, manufacturing overhead costs, direct labor costs and other production costs; an increase in cash used to pay for salary-related expenses due to our hiring of additional employees to support our growth and to meet our public company regulatory, financial reporting and corporate governance requirements; and increases in cash used to pay for professional service expenses, including legal services, primarily resulting from our defense of a patent infringement lawsuit, and accounting, tax and advisory services primarily due to a significantly higher level of professional service expenses as a public company.

  Cash Flows Used in Investing Activities

        Net cash used in investing activities for the year ended August 31, 2012 was $20.5 million, consisting primarily of the purchases of machinery and equipment, and payments for expanding and upgrading our manufacturing facilities of $11.6 million, and our investment in short-term investments of $8.8 million, which consisted of time deposits with initial maturities of greater than three months.

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

  Cash Flows Provided by Financing Activities

        Net cash used in financing activities for the year ended August 31, 2012 was $0.2 million, consisting primarily of payments on long-term debt and lines of credit in the aggregate amount of $1.8 million, offset in part by proceeds from the draw down on lines of credit of $1.6 million.

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

  Contractual Obligations

        The following table sets forth our contractual obligations as of August 31, 2012 (in thousands):

	Payment Due In
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt, including current portion	$967	$1,556	$660	$2,737	$5,920
Estimates of interest payment for long-term debt based on contractual interest rates effective as of August 31, 2012(1)	91	134	100	176	501
Operating lease agreements	845	1,749	1,125	239	3,958
Purchase obligations for property, plant and equipment	3,668	—	—	—	3,668

Total contractual obligations	$5,571	$3,439	$1,885	$3,152	$14,047

(1)
See Note 7, "Indebtedness" in our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report for further information on interest rates.

Capital Expenditures

        We had capital expenditures of $11.6 million and $21.5 million for the years ended August 31, 2012 and 2011, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases, and for the year ended August 31, 2011, also the purchase of buildings. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

        As of August 31, 2012, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risks in the ordinary course of our business. These risks include primarily:

  Interest Rate Risk

        As of August 31, 2012, we had cash, cash equivalents and short-term investments of $56.1 million, consisting of demand deposits, money market funds and time deposits. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates in the year ended August 31, 2012 would not have had a material impact on our consolidated financial statements.

        As of August 31, 2012, we had long-term notes payable of $5.9 million and outstanding lines of credit of $1.6 million. The long term notes and one of the lines of credit carry variable interest rates and these interest rates, which ranged between 1.8% to 2.0% per annum as of August 31, 2012, are based on the annual time deposit rate plus a specific spread. A hypothetical 10% change in the note payable interest rates in the year ended August 31, 2012 would not have had a material impact on our consolidated financial statements.

  Foreign Exchange Risk

        The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, Ning Xiang and certain other subsidiaries, is the NT dollar, and the functional currency for Shenzhen SemiLEDs is the Renminbi. We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars at exchange rates in effect at each balance sheet date and record the resulting translation adjustments to the accumulated other comprehensive income (loss) within equity. Certain of our non-U.S. subsidiaries also hold cash, cash equivalents and short-term investments in currencies other than their functional currencies, such as in U.S. dollar-denominated demand deposits and time deposits. In addition, a portion of our revenues and expenses are currently earned and paid, respectively, by our non-U.S. subsidiaries in currencies other than their functional currencies, mainly in U.S. dollars and to a lesser extent in Japanese Yen. We translate income and expense accounts at average exchange rates during the applicable period. Our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our consolidated statements of operations. If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected due to changes in foreign exchange rates. A hypothetical 10% adverse change in foreign currency exchange rates between the U.S. dollar and NT dollar in the year ended August 31, 2012 would have resulted in an adjustment to the accumulated other comprehensive income or loss of $9.7million and an additional foreign exchange loss of approximately $3.6 million.

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

        We have audited the accompanying consolidated balance sheets of SemiLEDs Corporation (the "Company") and subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended August 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules for the years ended August 31, 2012 and 2011 included herein. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Xurui Guangdian Co., Ltd. ("China SemiLEDs"), a 49 percent owned investee of the Company, as of and for the year ended August 31, 2012. The Company's investment in China SemiLEDs as of August 31, 2012 has been reduced to zero, and its equity in losses of China SemiLEDs was $13.4 million for the year ended August 31, 2012. The financial statements of China SemiLEDs as of and for the year ended August 31, 2012 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for China SemiLEDs, is based solely on the report of the other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

        The report of the other auditors on the August 31, 2012 financial statements of China SemiLEDs, presented herein, contains an explanatory paragraph that those financial statements have been prepared assuming that China SemiLEDs will continue as a going concern. However, China SemiLEDs has incurred net losses since its inception, has an accumulated deficit, and has also defaulted on certain bank loans. These conditions along with other matters raise substantial doubt about its ability to continue as a going concern.

        In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemiLEDs Corporation and subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules for the years ended August 31, 2012 and 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG
Taipei, Taiwan (the Republic of China)
November 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SemiLEDs Corporation:

        We have audited the accompanying consolidated statements of operations, equity and comprehensive income (loss), and cash flows of SemiLEDs Corporation and subsidiaries for the year ended August 31, 2010. In connection with our audit of those consolidated financial statements, we also have audited the consolidated financial statement schedule for the year ended August 31, 2010 included herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SemiLEDs Corporation and subsidiaries for the year ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended August 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP
Boise, Idaho
October 26, 2010, except for the
    amendment to the preferred stock
    automatic conversion provisions
    discussed in Note 9, for which the
    date is November 20, 2010, and
    except for the effect of the reverse
    stock split described in Note 9, for
    which the date is December 5, 2010

SEMILEDS CORPORATION

Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	August 31, 2012	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,228	$83,619
Short-term investments	8,831	—
Accounts receivable, net of allowance for doubtful accounts of $577 and $1,339 as of August 31, 2012 and 2011, respectively	4,759	4,655
Accounts receivable from related parties, net of allowance for doubtful accounts $1,405 and $0 as of August 31, 2012 and 2011, respectively	157	825
Inventories	13,016	16,217
Prepaid expenses and other current assets	1,130	1,542

Total current assets	75,121	106,858
Property, plant and equipment, net	46,642	51,804
Intangible assets, net	1,552	1,853
Goodwill	1,072	1,106
Investments in unconsolidated entities	1,821	15,579
Other assets	1,326	1,126

TOTAL ASSETS	$127,534	$178,326

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$1,585	$972
Current installments of long-term debt	967	981
Accounts payable	5,768	4,464
Accrued expenses and other current liabilities	4,969	7,361
Deferred income, current portion	51	51

Total current liabilities	13,340	13,829
Long-term debt, excluding current installments	4,953	6,105
Deferred income, net of current portion	390	441

Total liabilities	18,683	20,375

Commitments and contingencies (Note 8)
EQUITY:
SemiLEDs stockholders' equity
Common stock, $0.0000056 par value—32,143 shares authorized; 27,470 and 27,285 shares issued and outstanding as of August 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	167,070	164,370
Accumulated other comprehensive income	5,179	6,982
Accumulated deficit	(64,431)	(14,974)

Total SemiLEDs stockholders' equity	107,818	156,378
Noncontrolling interests	1,033	1,573

Total equity	108,851	157,951

TOTAL LIABILITIES AND EQUITY	$127,534	$178,326

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2012	2011	2010
Revenues, net	$29,299	$33,902	$35,763
Cost of revenues	34,901	29,434	19,640

Gross profit (loss)	(5,602)	4,468	16,123

Operating expenses:
Research and development	7,443	4,556	1,726
Selling, general and administrative	14,300	11,642	3,228
Impairment of long-lived assets (Note 3)	7,507	—	—
Provision for litigation settlement (Note 8)	1,500	—	—

Total operating expenses	30,750	16,198	4,954

Income (loss) from operations	(36,352)	(11,730)	11,169
Other income (expenses):
Equity in losses from unconsolidated entities, net	(13,619)	(3,126)	(313)
Interest income (expense), net	37	28	(29)
Other income, net	193	130	349
Foreign currency transaction loss, net	(208)	(715)	(81)

Total other expenses, net	(13,597)	(3,683)	(74)

Income (loss) before income taxes	(49,949)	(15,413)	11,095
Income tax expense	—	725	267

Net income (loss)	(49,949)	(16,138)	10,828
Less: Net loss attributable to noncontrolling interests	(492)	(34)	—

Net income (loss) attributable to SemiLEDs stockholders	$(49,457)	$(16,104)	$10,828

Net income (loss) attributable to SemiLEDs common stockholders:
Basic	$(49,457)	$(19,174)	$1,824

Diluted	$(49,457)	$(19,174)	$1,902

Net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	$(1.80)	$(0.88)	$0.26

Diluted	$(1.80)	$(0.88)	$0.24

Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	27,414	21,887	7,090

Diluted	27,414	21,887	7,723

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statements of Equity and Comprehensive Income (Loss)

(In thousands of U.S. dollars and shares)

			Convertible Preferred Stock
	Common Stock					Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total SemiLEDs Stockholders' Equity
					Additional Paid-in Capital				Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
BALANCE—September 1, 2009	6,872	$—	12,019	$—	$54,970	$(1,275)	$(9,698)	$43,997	$—	$43,997
Issuance of Series E convertible preferred stock	—	—	1,650	—	15,043	—	—	15,043	—	15,043
Issuance of Series E convertible preferred stock for employee compensation	—	—	50	—	62	—	—	62	—	62
Issuance of Class B common stock upon exercise of stock options	556	—	—	—	250	—	—	250	—	250
Stock-based compensation	—	—	—	—	185	—	—	185	—	185
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	834	—	834	—	834
Net income	—	—	—	—	—	—	10,828	10,828	—	10,828

Total comprehensive income								11,662	—	11,662

BALANCE—August 31, 2010	7,428	$—	13,719	$—	$70,510	$(441)	$1,130	$71,199	$—	$71,199
Issuance of common stock upon exercise of stock options	100	—	—	—	82	—	—	82	—	82
Issuance of common stock upon the completion of offering, net of issuance costs	6,038	—	—	—	91,993	—	—	91,993	—	91,993
Conversion into common stock	13,719	—	(13,719)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,785	—	—	1,785	—	1,785
Inclusion of newly acquired subsidiary	—	—	—	—	—	—	—	—	1,613	1,613
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	7,423	—	7,423	(6)	7,417
Net loss	—	—	—	—	—	—	(16,104)	(16,104)	(34)	(16,138)

Total comprehensive loss								(8,681)	(40)	(8,721)

BALANCE—August 31, 2011	27,285	$—	—	$—	$164,370	$6,982	$(14,974)	$156,378	$1,573	$157,951
Issuance of common stock under equity incentive plans	185	—	—	—	73	—	—	73	—	73
Stock-based compensation	—	—	—	—	2,616	—	—	2,616	—	2,616
Proportionate share of investee's equity adjustment	—	—	—	—	11	—	—	11	—	11
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(1,803)	—	(1,803)	(48)	(1,851)
Net loss	—	—	—	—	—	—	(49,457)	(49,457)	(492)	(49,949)

Total comprehensive loss								(51,260)	(540)	(51,800)

BALANCE—August 31, 2012	27,470	$—	—	$—	$167,070	$5,179	$(64,431)	$107,818	$1,033	$108,851

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Years Ended August 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(49,949)	$(16,138)	$10,828
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,677	6,663	4,695
Impairment of long-lived assets	7,507	—	—
Stock-based compensation expense	2,616	1,785	247
Bad debt expense	1,405	1,196	100
Provisions for inventory write-downs	3,148	5,793	40
Gain on disposal of property, plant and equipment	(125)	—	(15)
Equity in losses from unconsolidated entities, net	13,619	3,126	313
Bargain purchase gain on acquisition	—	—	(349)
Income recognized on patents assignment	(51)	(17)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(773)	1,992	(4,872)
Inventories	(445)	(8,132)	(3,463)
Prepaid expenses and other	369	(854)	(1,810)
Accounts payable	421	(595)	1,501
Accrued expenses and other current liabilities	(2,190)	3,131	1,307

Net cash provided by (used in) operating activities	(15,771)	(2,050)	8,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including interest capitalized	(11,569)	(21,462)	(9,807)
Sale of property, plant and equipment	218	—	54
Purchase of investments	—	(993)	(15,530)
Purchase of short-term investments	(8,831)	—	—
Payments for development of intangible assets	(368)	(270)	(235)
Acquisition, net of cash acquired	—	(1,330)	(922)
Proceeds from patents assignment, net	—	540	—
Other investing activities, net	17	(125)	50

Net cash used in investing activities	(20,533)	(23,640)	(26,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	92,702	—
Proceeds from issuance of Series E convertible preferred stock	—	—	15,043
Proceeds from exercise of stock options	73	82	250
Proceeds from line of credit	1,594	3,752	2,186
Payments on line of credit	(900)	(3,928)	(1,144)
Proceeds from long-term debt	—	2,896	1,481
Payments of long-term debt	(948)	(883)	(485)

Net cash provided by (used in) financing activities	(181)	94,621	17,331

Effect of exchange rate changes on cash and cash equivalents	94	1,168	342

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,391)	70,099	(195)
CASH AND CASH EQUIVALENTS—Beginning of year	83,619	13,520	13,715

CASH AND CASH EQUIVALENTS—End of year	$47,228	$83,619	$13,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$129	$124	$65

Cash paid for income taxes	$51	$617	$4

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$3,142	$2,168	$916

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements

Years Ended August 31, 2012, 2011 and 2010

1. Business

        Business—SemiLEDs Corporation ("SemiLEDs" or the "parent company") was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly and majority owned subsidiaries and joint ventures. SemiLEDs and its subsidiaries (collectively, the "Company") develop, manufacture and sell high performance light emitting diodes ("LEDs"). The Company's core products are LED chips and LED components, but lighting products have also become an increasing important part of the Company's business. A portion of the Company's business conducted in the year ended August 31, 2012 consisted of the sale of contract manufactured LED components. The Company's customers are concentrated in a few select markets, including China, Taiwan, Russia and the United States.

        On December 8, 2010, SemiLEDs completed its initial public offering in the United States and sold 6,038 thousand new common shares. The Company's common shares are listed on the NASDAQ Global Select Market under the symbol "LEDS."

        As of August 31, 2012 and 2011, SemiLEDs had the following consolidated subsidiaries:

Subsidiaries	Main Activities	Jurisdiction of Incorporation	August 31, 2012	August 31, 2011
SemiLEDs Optoelectronics Co., Ltd. ("Taiwan SemiLEDs")	Research, development, manufacturing, marketing and sale of LED products, consisting primarily of LED chips and LED components	Taiwan	100%	100%
Helios Crew Corporation ("Helios Crew")	Sale of LED components through the Taiwan branch office	Delaware	100%	100%
SemiLEDs International Corporation Ltd. ("Hong Kong SemiLEDs")	Investment holding	Hong Kong	100%	100%
Silicon Base Development, Inc. ("SBDI")	Sale of LED components	Taiwan	100%	100%
Ning Xiang Technology Co., Ltd. ("Ning Xiang")	Research, development, manufacturing, marketing and sale of lighting fixtures and systems	Taiwan	51%	51%
Xuhe Guangdian Co., Ltd. ("Shenzhen SemiLEDs")	Sales and support services	China	100%	—
HB Lighting Co., Ltd. ("HB Lighting")	Sale of LED components	Taiwan	100%	—

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

1. Business (Continued)

        The most significant of these consolidated subsidiaries is Taiwan SemiLEDs located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently take place and where a substantial portion of the assets are held and located. In August 2011, the Company, through a wholly owned subsidiary, acquired 51% of the outstanding shares of Ning Xiang. The results of Ning Xiang are included in the Company's consolidated financial statements from the date of acquisition. In September 2011, the Company, through a wholly owned subsidiary, established Shenzhen SemiLEDs to conduct sales and to provide services to the Company's customers in China. In March 2012, the Company, through a wholly owned subsidiary, established HB Lighting to conduct sales of LED components in Taiwan.

        As of August 31, 2012, SemiLEDs had investments in unconsolidated joint ventures incorporated in China and Malaysia; see Note 5 for further details. The most significant of these investments in joint ventures is Xurui Guangdian Co., Ltd. ("China SemiLEDs"), in Foshan, Guangdong Province, China, which has been primarily engaged in the research, development, manufacturing and sale of LED chips in China.

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

        Investments in which the Company has the ability to exercise significant influence over the investee but not a controlling financial interest, are accounted for using the equity method of accounting and are not consolidated. These investments are in joint ventures that are not subject to consolidation under the variable interest model, and for which the Company: (i) does not have a majority voting interest that would allow it to control the investee, or (ii) has a majority voting interest but for which other shareholders have significant participating rights, but for which the Company has the ability to exercise significant influence over operating and financial policies. Under the equity method, investments are stated at cost after adding or removing the Company's portion of equity in undistributed earnings or losses, respectively. The Company's investment in these equity-method entities is reported in the consolidated balance sheets in investments in unconsolidated entities, and the Company's share of the income or loss of these equity-method entities, after the elimination of unrealized intercompany profits, is reported in the consolidated statements of operations in equity in losses from unconsolidated entities. When net losses from an equity-method investee exceed its carrying amount, the carrying amount of the investment is reduced to zero. The Company then suspends using the equity method to provide for additional losses unless the Company has guaranteed obligations or is otherwise committed to provide further financial support to the equity-method investee. The Company resumes accounting for the investment under the equity method if the investee subsequently returns to profitability and the Company's share of the investee's income exceeds its share of the cumulative losses that have not been previously recognized during the period the equity method is suspended.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

2. Summary of Significant Accounting Policies (Continued)

        Investments in entities that are not consolidated or accounted for under the equity method are accounted for using the cost method. Under the cost method, investments are reported at cost on the consolidated balance sheets in investments in unconsolidated entities, and dividend income, if any, received is reported in the consolidated statements of operations in equity in losses from unconsolidated entities.

        If the fair value of an equity-method or cost-method investment declines below its respective carrying amount and the decline is determined to be other-than-temporary, the investment will be written down to its fair value.

        Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the collectibility of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock-based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment and intangible assets, the recovery of the net carrying values of investments in unconsolidated entities, the fair value of acquired tangible and intangible assets, income tax uncertainties, provision for potential litigation costs and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

        Certain Significant Risks and Uncertainties—The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company's future financial position or results of operations, which risks and uncertainties include, among others: it has incurred significant losses over the last two fiscal years, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to grow its revenue and/or maintain or increase its margins, it may experience fluctuations in its revenues and operating results, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

        Concentration of Supply Risk—Some of the components and technologies used in the Company's products are purchased and licensed from a limited number of sources and some of the Company's products are produced by a limited number of contract manufacturers. The loss of any of these suppliers and contract manufacturers may cause the Company to incur transition costs to another supplier or contract manufacturer, result in delays in the manufacturing and delivery of the Company's products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of such suppliers and contract manufacturers for the fulfillment of its customer orders. Any failure of such suppliers and contract manufacturers to perform could have an adverse effect upon the Company's reputation and its ability to distribute its products or satisfy customers' orders, which could adversely affect the Company's business, financial position, results of operations and cash flows.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

2. Summary of Significant Accounting Policies (Continued)

        Concentration of Credit Risk—Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable.

        The Company keeps its cash, cash equivalents and short-term investments in demand deposits, certificates of deposit and time deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2012 and 2011, cash, cash equivalents and short-term investments of the Company consist of the following (in thousands):

Cash, Cash Equivalents and Short-term Investments by Location	August 31, 2012	August 31, 2011
United States;
Denominated in U.S. dollars	$18,744	$75,348
Taiwan;
Denominated in U.S. dollars	34,477	3,382
Denominated in New Taiwan dollars	2,193	4,669
Denominated in other currencies	235	119
China (including Hong Kong);
Denominated in U.S. dollars	376	100
Denominated in Renminbi	33	—
Denominated in H.K. dollars	1	1

Total cash, cash equivalents and short-term investments	$56,059	$83,619

        The Company's revenues are substantially derived from the sales of LED products. A significant portion of the Company's revenues are derived from a limited number of customers and sales are concentrated in a few select markets. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management's assessment of the collectibility of its customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

        Customers that accounted for 10% or more of the Company's total net accounts receivable as of August 31, 2012 and 2011 consist of the following:

Customers	August 31, 2012	August 31, 2011
Customer A	15%	—
Customer B	11%	10%
Customer C	—	15%

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

2. Summary of Significant Accounting Policies (Continued)

        Customers that accounted for 10% or more of the Company's total net revenues for the years presented consist of the following (in thousands, except percentages):

	Years Ended August 31,
	2012		2011		2010
Customers	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Customer A	$7,176	24%	$—	—	$—	—
Customer B	$764	3%	$1,993	6%	$6,955	20%
Customer C	$8	0%	$3,936	12%	$2,012	6%

        Net revenues generated from sales to the top ten customers represented 49%, 54% and 61% of the Company's total net revenues for the years ended August 31, 2012, 2011 and 2010, respectively.

        The Company's revenues have been concentrated in a few select markets, including China, Taiwan, Russia and the United States. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 78%, 89% and 90% of the Company's total net revenues for the years ended August 31, 2012, 2011 and 2010, respectively.

        Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

        As of August 31, 2012 and 2011, cash and cash equivalents of the Company consist of the following (in thousands):

Cash and Cash Equivalents	August 31, 2012	August 31, 2011
Cash;
Cash and demand deposits	$36,218	$76,619
Cash equivalents;
Time deposits	6,000	—
Certificates of deposits	—	2,000
Money market funds	5,010	5,000

Total cash and cash equivalents	$47,228	$83,619

        Short-term Investments—Short-term investments consist of time deposits with initial maturities of greater than three months but less than one year. As of August 31, 2012, the Company had $8.8 million in short-term investments and no such investments as of August 31, 2011.

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

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

2. Summary of Significant Accounting Policies (Continued)

transactions denominated in foreign currencies are recognized in the consolidated statements of operations as a separate component of other income (expense).

        Inventories—Inventories primarily consist of raw materials, work in process and finished goods and are stated at the lower of cost or market. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company's production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions as conditions warrant. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation, amortization and impairment. Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives, less estimated salvage values of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

2. Summary of Significant Accounting Policies (Continued)

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

        The Company acquired a 51% ownership interest in Ning Xiang on August 3, 2011, and recognized goodwill in the amount of $1.1 million at that time. All of the goodwill was assigned to the Ning Xiang reporting unit. As of August 31, 2012 and 2011, the Company concluded that none of its goodwill was impaired.

        Impairment of Long-Lived Assets—Management evaluates the Company's long-lived assets, excluding goodwill, that consist of property, plant and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary. For the year ended August 31, 2012, the Company recognized an impairment charge of $7,507 thousand on certain of its property, plant and equipment; see Note 3 for further details. No impairment charge was recorded in fiscal 2011.

        Recovery of Investments in Unconsolidated Entities—Management evaluates the recoverability of the carrying value of the Company's equity method investments when there is an indication of potential impairment. If the estimated realizable value of an equity investment falls below its carrying value and management determines that this shortfall is other-than-temporary, the carrying value of such investment is written down to its estimated realizable value. In determining whether a decline in value is other-than-temporary, management considers the length of time and the extent to which such value has been less than the carrying value, the financial condition and prospects of the investee, and the Company's ability and intent to retain the equity investment for a period of time sufficient to allow for any anticipated recovery in value. During the years ended August 31, 2012 and 2011, the Company did not recognize any impairment charge due to other-than-temporary declines in the value of its equity investments. As of August 31, 2012, the carrying amount of the Company's investment in China SemiLEDs was reduced to zero; see Note 5 for further details.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

2. Summary of Significant Accounting Policies (Continued)

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

        Stock-based Compensation—Compensation costs related to employee stock options and restricted stock units are based on the fair value of the options and stock units on the date of grant, net of estimated forfeitures. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. The related stock-based compensation expense is generally recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the options and stock units, or the vesting period of the respective options and stock units.

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

        Advertising Costs—Advertising costs are expensed as incurred. Advertising costs totaled $290 thousand, $104 thousand and $32 thousand for the years ended August 31, 2012, 2011 and 2010,

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

2. Summary of Significant Accounting Policies (Continued)

respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

        Segment Reporting—The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company's reportable segments. During the years ended August 31, 2012 and 2011, the chief operating decision maker for the Company consisted of the Chief Executive Officer and the Chief Operating Officer. The Company's chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 280-10-50-1, "Segment Reporting."

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

        Revenues Recognition—The Company recognizes revenues on sales of its products when persuasive evidence of an arrangement exists, the price is fixed or determinable, ownership and risk of loss has transferred and collection of the sales proceeds is probable. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from six months to one year. Management estimates the Company's warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

        Accounts Receivable—Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management's assessment of the collectibility of customer accounts. Management regularly reviews the

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

2. Summary of Significant Accounting Policies (Continued)

allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay. Charges to bad debt expense (including related parties) were $1,405 thousand, $1,196 thousand and $100 thousand during the years ended August 31, 2012, 2011 and 2010, respectively.

        Net Income (Loss) Per Share of SemiLEDs Common Stock—Basic net income (loss) per share is computed by dividing net income (loss) attributable to SemiLEDs common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) attributable to SemiLEDs common stockholders is determined by allocating undistributed earnings as if all of the earnings for the period had been distributed. Diluted net income (loss) per share is computed by using the weighted-average shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and unvested restricted stock units using the treasury stock method. The weighted-average number of shares of common stock used to calculate net income (loss) per share attributable to SemiLEDs common stockholders excludes those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest.

        Prior to SemiLEDs' initial public offering, basic and diluted net income (loss) per share attributable to SemiLEDs common stockholders are presented in conformity with the two-class method required for participating securities. Holders of Series A, B, C, D and E convertible preferred stock were each entitled to receive noncumulative dividends at the rate of 8% per annum, payable prior and in preference to any dividends on any other shares of the Company's capital stock. In the event a dividend was paid on common stock, the convertible preferred stockholders were entitled to a share of any such dividend on a pro rata basis as if they were holders of common shares (on an as-if converted basis). The two-class method was used for the period through December 8, 2010, the period that the convertible preferred shares were outstanding. In addition, the Company had multiple classes of common stock; however, because the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net income (loss) per share of common stock were, therefore, the same for both Class A and Class B on an individual or combined basis. Therefore for the calculation of the net income (loss) per share of common stock, the Company combined the weighted-average Class A and Class B because the assumed conversion of the Class B into shares of Class A would have had no impact on the net income (loss) per share of common stock.

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

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

2. Summary of Significant Accounting Policies (Continued)

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

        See Note 15 for further details.

        Reclassifications—Certain amounts in the Notes to Consolidated Financial Statements reported in prior years have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards Update

        Presentation of comprehensive income—In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 increases the prominence of other comprehensive income in the financial statements. Under ASU 2011-05, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. When ASU 2011-05 is adopted, the Company will be required to apply ASU 2011-05 retrospectively. The Company has elected not to early adopt ASU 2011-05 and has not yet decided whether to present the components of net income and comprehensive income in one single financial statement or two consecutive financial statements when ASU 2011-05 is adopted. In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which defers the effective date to present separate line items on the statement of operations for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral of the presentation requirements does not impact the effective date of other requirements in ASU 2011-05.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

3. Balance Sheet Components

Inventories

        Inventories as of August 31, 2012 and 2011 consist of the following (in thousands):

	August 31, 2012	August 31, 2011
Raw materials	$2,999	$3,450
Work in process	4,065	3,287
Finished goods	5,952	9,480

Total	$13,016	$16,217

        Inventory write-downs to estimated net realizable values for the years ended August 31, 2012, 2011 and 2010 were $3,148 thousand, $5,793 thousand and $40 thousand, respectively.

Property, Plant and Equipment

        Property, plant and equipment as of August 31, 2012 and 2011 consist of the following (in thousands):

	August 31, 2012	August 31, 2011
Buildings and improvements	$14,501	$12,924
Machinery and equipment	64,267	50,669
Leasehold improvements	3,143	3,123
Other equipment	2,249	2,136
Construction in progress	2,546	8,159

Total property, plant and equipment	86,706	77,011
Less: Accumulated depreciation, amortization and impairment(1)	(40,064)	(25,207)

Property, plant and equipment, net	$46,642	$51,804

(1)
Includes impairment charge of $7,507 thousand on certain of the Company's property, plant and equipment for the year ended August 31, 2012.

        Property, plant and equipment pledged as collateral for the Company's notes payable and lines of credit were $9.9 million and $12.8 million as of August 31, 2012 and 2011, respectively.

        In the fourth quarter of fiscal 2012, due to a continued slowdown in demand for the Company's LED products and competitive pricing pressure, the Company experienced significant revenues declines and negative gross margins. The Company's market capitalization had also fallen below its net book value based on the quoted market price of common stock for a sustained period of time. Management reviewed the Company's long-lived assets for impairment and recognized an impairment charge of $7,507 thousand on certain of its property, plant and equipment for the year ended August 31, 2012 based on the present value of expected future net cash flows discounted at the weighted average cost of

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

3. Balance Sheet Components (Continued)

capital, as well as third-party independent valuations for its machinery and equipment. The impairment charge was primarily related to machinery and equipment used in the manufacturing of LED chips. No impairment charge was recorded in fiscal 2011.

Intangible Assets

        Intangible assets as of August 31, 2012 and 2011 consist of the following (in thousands):

	August 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$585	$146	$439
Acquired technology	4	167	101	66
Customer relationships	5	1,337	290	1,047

Total		$2,089	$537	$1,552

	August 31, 2011
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$500	$114	$386
Acquired technology	4	172	61	111
Customer relationships	5	1,379	23	1,356

Total		$2,051	$198	$1,853

        Amortization expense recognized for the years ended August 31, 2012, 2011 and 2010 was $354 thousand, $88 thousand and $37 thousand, respectively.

        The estimated future amortization expense for the Company's intangible assets as of August 31, 2012 is as follows (in thousands):

Years Ending August 31,	Total
2013	$347
2014	329
2015	298
2016	276
2017	31
Thereafter	271

Total	$1,552

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

3. Balance Sheet Components (Continued)

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities as of August 31, 2012 and 2011 consist of the following (in thousands):

	August 31, 2012	August 31, 2011
Accrued compensation and benefits	$2,179	$2,238
Accrued business expenses	592	879
Deferred rent	545	563
Accrued professional service fees	325	2,098
Taxes payable	286	351
Customer deposits	146	318
Government grants	77	53
Other (individually less than 5% of total accrued expenses and other current liabilities)	819	861

Total	$4,969	$7,361

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

        The Company recognized revenues of $92 thousand and net loss of $282 thousand from the operations of SBDI in the consolidated statements of operations for the year ended August 31, 2010. The following table presents the Company's unaudited pro forma results as if the acquisition of SBDI had been completed at the beginning of fiscal 2010 (in thousands, except per share data):

Year Ended August 31, 2010
Revenues, net	$35,981
Net income	$10,226
Net income per share attributable to SemiLEDs common stockholders, basic and diluted	$0.28

        The unaudited pro forma financial information above is presented for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition of SBDI been completed as of the beginning of fiscal 2010, nor is it necessarily indicative of future consolidated results.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

4. Acquisitions (Continued)

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

        The acquisition was accounted for as a business combination using the acquisition method of accounting. Accordingly, the results of Ning Xiang are included in the Company's consolidated financial statements from the date of acquisition. The allocation of the purchase price was based upon a valuation that was completed in October 2011. Goodwill in the amount of $1.1 million was recognized and consists largely of the synergies expected to result from the consolidation of the operations of the Company and Ning Xiang. All of the goodwill was assigned to the Ning Xiang reporting unit. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

        The Company recognized revenues of $426 thousand and net loss of $47 thousand from the operations of Ning Xiang in the consolidated statements of operations for the year ended August 31, 2011. The following table presents the Company's unaudited pro forma results as if the acquisition of

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

4. Acquisitions (Continued)

Ning Xiang had been completed at the beginning of each period presented (in thousands, except per share data):

	Years Ended August 31,
	2011	2010
Revenues, net	$36,855	$38,105
Net income (loss)	$(16,702)	$11,058
Net income (loss) per share attributable to SemiLEDs common stockholders, basic	$(0.90)	$0.27
Net income (loss) per share attributable to SemiLEDs common stockholders, diluted	$(0.90)	$0.26

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

5. Investments in Unconsolidated Entities

        The Company's unconsolidated entities are joint ventures that the Company accounts for as investments on an equity or cost method basis. The Company's ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2012 and 2011 consist of the following (in thousands, except percentages):

	Percentage Ownership	August 31, 2012	August 31, 2011
Equity method investments:
China SemiLEDs	49%	$—	$13,434
SILQ (Malaysia) Sdn. Bhd. ("SILQ")	50%	525	833
SS Optoelectronics Co., Ltd. ("SS Optoelectronics")	49%	248	253
Cost method investments	Various	1,048	1,059

Total investments in unconsolidated entities		$1,821	$15,579

        There were no dividends received from unconsolidated entities through August 31, 2012.

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

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

5. Investments in Unconsolidated Entities (Continued)

        In December 2009, the Company entered into an agreement to establish China SemiLEDs in Guangdong, China for the purposes of conducting research and development and producing LED epitaxial wafers and chips to be sold in China. The Company contributed $14.7 million to acquire a 49% ownership interest in China SemiLEDs, which resulted in the Company's share of net assets of China SemiLEDs exceeding the carrying value of this investment by $7.3 million. Commencing during the year ended August 31, 2011, this difference has been amortized to income and the investment in China SemiLEDs over the weighted average useful life of the tangible assets used in the operations of China SemiLEDs, which is 11 years beginning in the period those assets were put in place and ready for their intended use. For the years ended August 31, 2012 and 2011, the Company recorded increases of $668 thousand and $278 thousand, respectively, to the Company's investment in China SemiLEDs and a corresponding reduction in the Company's equity in the net loss of China SemiLEDs. On November 19, 2012, representatives of China SemiLEDs shareholders held a meeting in which Company officers participated. Following this meeting, Company officers and management of China SemiLEDs determined that it was probable that the shareholders of China SemiLEDs would fail to agree to a restructuring plan for China SemiLEDs. This has caused management of China SemiLEDs to believe that the carrying amount of its long-lived assets might not be fully recoverable and as a result China SemiLEDs recognized an impairment charge of approximately $18.2 million on its long-lived assets at August 31, 2012. Consequently, the Company recognized its proportionate share of this impairment charge at August 31, 2012, which reduced the carrying amount of the Company's investment in China SemiLEDs to zero. Because the carrying amount of the Company's investment in China SemiLEDs had been reduced to zero as of August 31, 2012 and the Company has no obligation or intention to provide additional funding to China SemiLEDs, the Company will suspend using the equity method of accounting and will no longer recognize its equity in the net losses of China SemiLEDs, nor will it continue to amortize the excess of the Company's share of the net assets of China SemiLEDs over the carrying value of this investment until its share of future income, if any, from China SemiLEDs is sufficient to recover its share of the cumulative losses that have not previously been recognized. The excess of the Company's share of the net assets of China SemiLEDs over the carrying value of this investment was $4.6 million and $7.1 million at August 31, 2012 and 2011, respectively.

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

        In December 2009, the Company, through a wholly owned subsidiary, entered into the joint venture agreement that established SS Optoelectronics to facilitate sales of the Company's LED chips to the other investor in the joint venture. In November 2010, the Company made a determination to dissolve the joint venture in accordance with the joint venture agreement, which dissolution was effected in September 2012.

        The fair value of the Company's investments in the non-marketable stock of its equity method investees is not readily available. These investments, except for China SemiLEDs which had a zero

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

5. Investments in Unconsolidated Entities (Continued)

carrying amount at August 31, 2012, are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

        The following is a summary of the financial information for China SemiLEDs and the Company's other equity method investees (in thousands):

	August 31, 2012			August 31, 2011
Summary Balance Sheet Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Current assets	$24,769	$1,411	$26,180	$24,236	$1,959	$26,195
Noncurrent assets	42,633	508	43,141	63,620	538	64,158
Current liabilities	19,580	305	19,885	13,874	285	14,159
Noncurrent liabilities	38,485	—	38,485	32,139	—	32,139
Shareholders' equity	9,337	1,614	10,951	41,843	2,212	44,055

	Year Ended August 31, 2012			Year Ended August 31, 2011
Summary Statement of Operations Information	China SemiLEDs	Others	Total	China SemiLEDs	Others	Total
Revenues, net	$837	$603	$1,440	$355	$213	$568
Gross loss	(10,155)	(14)	(10,169)	(3,267)	(39)	(3,306)
Loss from operations	(34,269)	(472)	(34,741)	(7,432)	(755)	(8,187)
Net loss	(32,513)	(396)	(32,909)	(6,388)	(769)	(7,157)

        Cost Method Investments—The Company held investments in non-marketable common stock of three unaffiliated companies with a cost of $1,048 thousand and $1,059 thousand as of August 31, 2012 and 2011, respectively. The fair values of these investments are not readily available. These investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

6. Deferred Income

        In March 2011, the Company received a one-time payment of $540 thousand, net of related costs of $60 thousand for the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement. In addition, China SemiLEDs has granted the Company a royalty-free, transferable and exclusive license to use the assigned patents globally except in manufacturing LED wafers and chips in China and agreed to license all future patents acquired by China SemiLEDs to the Company for the use in manufacturing or selling LED products globally. Income of $509 thousand on such assignment was initially deferred and is being recognized in other income over the life of the assigned patents. For the years ended August 31, 2012 and 2011, the Company recognized $51 thousand and $17 thousand, respectively, in other income.

7. Indebtedness

        Notes Payable to Banks—During the years ended August 31, 2012 and 2011, the Company utilized operating lines of credit with certain banks to fulfill its short-term financing needs. Total outstanding balances of the lines of credit were $1.6 million and $1.0 million as of August 31, 2012 and 2011. These

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

7. Indebtedness (Continued)

lines of credit had maturity dates of six to eight months from the date of draw down, and bore fixed interest rates of 1.8% per annum as of August 31, 2012 and ranging from 1.3% to 1.7% per annum as of August 31, 2011, and variable interest rate of 1.8% per annum for one of the lines of credit as of August 31, 2012. Borrowings are secured by the Company's property, plant and equipment. Total unused amounts on the lines of credit were $6.5 million and $7.3 million as of August 31, 2012 and 2011, respectively.

        Long-term Debt—Long-term debt as of August 31, 2012 and 2011 consists of the following loans with a bank (in thousands):

	August 31, 2012	August 31, 2011
First note payable	$1,712	$1,901
Second note payable	681	1,044
Third note payable	892	1,243
Fourth note payable	2,635	2,898

Total long-term debt	5,920	7,086
Less: Current installments	(967)	(981)

Total long-term debt, excluding current installments	$4,953	$6,105

        The long-term notes in the table above carry variable interest rates ranging from 1.8% to 2.0%, are payable in monthly installments, and are secured by the Company's property, plant and equipment. The interest rates are based on the annual time deposit rate plus a certain spread. The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024. The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014. The third note payable requires monthly payments of principal and interest in the amount of $28 thousand over the five-year term of the note with final payment to occur in May 2015. The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025. The notes do not have prepayment penalties or balloon payments upon maturity of the notes.

        The Company capitalized interest in the amount of $4 thousand, $27 thousand and $9 thousand during the years ended August 31, 2012, 2011 and 2010, respectively.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

7. Indebtedness (Continued)

        The scheduled principal payments for the Company's long-term debt as of August 31, 2012 consist of the following (in thousands):

Years Ending August 31,	Scheduled Principal Payments
2013	$967
2014	985
2015	571
2016	327
2017	333
Thereafter	2,737

Total	$5,920

8. Commitments and Contingencies

        Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which were noncancellable and which expire at various dates between January 2013 and December 2020. As of August 31, 2012 and 2011, the Company maintained outstanding deposits for these leases in the amount of $168 thousand and $214 thousand, respectively, which were recorded as other long-term assets in the accompanying consolidated balance sheets. Lease expense related to these noncancellable operating leases was $802 thousand, $750 thousand and $530 thousand during the years ended August 31, 2012, 2011 and 2010, respectively. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company's operating leases as of August 31, 2012 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
2013	$845
2014	837
2015	912
2016	861
2017	264
Thereafter	239

Total	$3,958

        Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $3.7 million and $10.9 million as of August 31, 2012 and 2011, respectively.

        Litigation—The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

8. Commitments and Contingencies (Continued)

judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated.

        The Company was involved in an intellectual property dispute with Cree, Inc. ("Cree"), a competitor and a major manufacturer of LED products, which commenced in October 2010. The Company and Cree executed a settlement agreement that was effective as of June 21, 2012 with respect to the amended complaint filed by Cree against the Company in the United States District Court of Delaware alleging that the Company had infringed certain of Cree's patents in the United States, and the Company's amended complaint against Cree alleging that Cree had infringed certain of the Company's patents. The settlement agreement provides for the dismissal of both complaints without prejudice. The Company also agreed to the entry of a permanent injunction that was effective October 1, 2012 that will preclude the Company from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and the Company's customers and distributors are specifically released as well. The Company recognized an accrued liability for this matter in the amount of $1.5 million during the three months ended May 31, 2012. The settlement payment was made in July 2012.

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

9. Common and Convertible Preferred Stock and Equity

        Reverse Stock Split—On November 13, 2010, SemiLEDs' board of directors approved an Amended and Restated Certificate of Incorporation to effect a 14-to-1 reverse stock split of the Company's common and convertible preferred stock, subject to stockholder consent. This reverse stock split became effective upon stockholder approval and filing of the Amended and Restated Certificate of Incorporation on December 3, 2010. Accordingly, the common and convertible preferred stock authorized and outstanding, par values, stock options disclosures, net income (loss) per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

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

Years Ended August 31, 2012, 2011 and 2010

9. Common and Convertible Preferred Stock and Equity (Continued)

        Common Stock Reserved for Issuance—As of August 31, 2012 and 2011, SemiLEDs had reserved 2,945 thousand and 3,153 thousand shares of common stock for issuance under the equity incentive plans. See Note 10 for further details.

        Convertible Preferred Stock—Prior to SemiLEDs' initial public offering, SemiLEDs issued an aggregate of 13,719 thousand shares of convertible preferred stock in designations of Series A through E. The convertible preferred stock was entitled to certain liquidation preferences, conversion rights and dividend rights. On November 19, 2010, an amendment to the Company's Amended and Restated Certificate of Incorporation became effective, wherein a change was made to the automatic conversion provisions for the Company's convertible preferred stock. The amendment stipulated that automatic conversion of Series A, B, C, D, and E into fully paid and nonassessable shares of Class A on a one-to-one basis would occur upon the occurrence of certain events. Upon the completion of the initial public offering on December 8, 2010, all outstanding shares of convertible preferred stock converted into common stock on a one-for-one basis, as adjusted for the 14-for-1 reverse stock split described above, and shares of convertible preferred stock are no longer authorized to be issued. The convertible preferred stock converted into 13,719 thousand shares of common stock.

10. Stock-based Compensation

        As of August 31, 2010, the Company had one stock-based compensation plan (the "2005 Plan"). In November 2010, SemiLEDs' board of directors and its stockholders approved the 2010 Equity Incentive Plan (the "2010 Plan"), discussed further below, which became effective upon the completion of the initial public offering on December 8, 2010.

        The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase Series E shares issued, which were converted into common stock on a one-for-one basis, as part of an employment agreement related to the Company's acquisition of SBDI. A summary of the stock-based compensation expense for the years ended August 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended August 31,
	2012	2011	2010
Stock options and stock units to employees	$1,921	$862	$131
Stock units to directors	578	823	—
Stock options to nonemployees	6	(27)	54
Other stock-based compensation activity	111	127	62

	$2,616	$1,785	$247

        There was no recognized stock-based compensation tax benefit for the years ended August 31, 2012, 2011 and 2010, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2012 and 2011, and a full valuation allowance for the Company's U.S. operations as of August 31, 2010, to which all of the stock-based compensation expense was allocated.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

10. Stock-based Compensation (Continued)

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

        During fiscal 2011, SemiLEDs granted options for 453 thousand shares of SemiLEDs' common stock and 275 thousand stock units to the Company's employees. These options and stock units vest over four years at a rate of 25% on each anniversary of the vesting start date and the options have a contractual term of ten years, subject to earlier expiration in the event of the holder's termination. The exercise price of stock options and the grant-date fair value of stock units was equal to the closing price of the common stock on the grant date. In addition, on January 20, 2011, SemiLEDs granted 71 thousand restricted stock units to its directors that vest 100% on the first anniversary of the vesting start date. The grant-date fair value of the restricted stock units is $19.00 per unit. Each restricted stock unit represents the contingent right to one share of SemiLEDs' common stock.

        In February 2012, SemiLEDs granted 31 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of February 6, 2012 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $3.27 per unit. SemiLEDs also granted 786 thousand restricted stock units to the Company's executives and employees. These restricted stock units vest over four years at a rate of 25% on each anniversary of the vesting start date of February 20, 2012, subject to earlier expiration in the event of the holder's termination. The grant-date fair value of the restricted stock units was $3.53 per unit.

        In July 2012, SemiLEDs granted 43 thousand restricted stock units to an employee. The restricted stock units vest over four years at a rate of 25% on each anniversary of the vesting start date of June 1, 2012, subject to earlier expiration in the event of the holder's termination. The grant-date fair value of the restricted stock units was $2.31 per unit.

        Employee Stock-based Compensation Expense—The total employee stock-based compensation expense for the years ended August 31, 2012, 2011 and 2010 was recognized in the consolidated statements of operations as follows (in thousands):

	Years Ended August 31,
	2012	2011	2010
Cost of revenues	$952	$523	$52
Research and development	366	184	33
Selling, general and administrative	603	155	46

	$1,921	$862	$131

        Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

10. Stock-based Compensation (Continued)

estimates. A forfeiture rate of zero is estimated for stock-based awards with vesting term that is less than one year from the time of grant.

        Determining Fair Value of Stock Options—The fair values of each grant of stock options during the years ended August 31, 2012, 2011 and 2010 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

        Valuation Method—Management estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

        Expected Term—The expected term represents the period that the stock options are expected to be outstanding. The expected term for options granted to employees of the Company is derived from historical data on employee exercises and post-vesting employment termination behavior after taking into account the contractual life of the award. The expected term for nonemployee options is equal to the contractual life of the option.

        Expected Volatility—The expected volatility was based on the implied stock volatilities of several of the Company's publicly-traded peers over a period equal to the expected terms of the options as SemiLEDs did not have a sufficient trading history to use the volatility of its own common stock.

        Fair Value of Common Stock—The fair value of the common stock underlying the stock options was based on the trading price of SemiLEDs' common stock on the date of grant. Prior to SemiLEDs' initial public offering, the fair value of common stock at the date of grant was determined by SemiLEDs' board of directors by considering a number of objective and subjective factors including independent valuation reports, valuations of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry specific economic outlook, among other factors.

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

        Summary of Assumptions—The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants of options during the years ended August 31, 2012, 2011 and 2010:

	Years Ended August 31,
	2012	2011	2010
Dividend rate	—	0%	0%
Risk-free interest rate	—	2.2%	2.7%
Expected term (in years)	—	6.3	6.2
Expected volatility	—	48.1%	69.3%

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

10. Stock-based Compensation (Continued)

        No stock options were granted during the year ended August 31, 2012. The weighted-average grant date fair value of the Company's stock options granted during the years ended August 31, 2011 and 2010 was $6.85 and $6.86 per share, respectively. The aggregate grant date fair value of the Company's stock options granted to employees during the years ended August 31, 2011 and 2010 was $3,100 thousand and $874 thousand, respectively.

        A summary of the option activity and changes under the 2005 Plan and 2010 Plan for the years ended August 31, 2012, 2011 and 2010 is presented below:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2009	950	$0.56	7.6	$41
Granted	138	1.68
Forfeited	(25)	0.84
Exercised	(556)	0.42

Outstanding—August 31, 2010	507	1.12	8.1	4,766
Granted	453	14.31
Forfeited	(85)	6.95
Exercised	(100)	0.78

Outstanding—August 31, 2011	775	8.20	8.5	1,456
Granted	—	—
Forfeited	(118)	11.64
Exercised	(81)	0.86

Outstanding—August 31, 2012	576	$8.54	7.6	$263

Vested and expected to vest—August 31, 2012	521	$8.23	7.5	$257
Exercisable—August 31, 2012	235	$5.74	6.8	$173

        The aggregate intrinsic value of options exercised under the Plan was $0.3 million, $0.8 million and $3.0 million for the years ended August 31, 2012, 2011 and 2010, respectively, determined as of the date of option exercise.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

10. Stock-based Compensation (Continued)

        Additional information regarding the Company's stock options outstanding and vested as of August 31, 2012 is summarized below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price per Share	Number	Weighted- Average Exercise Price per Share
	(In thousands)			(In thousands)
$0.21 - $0.42	15	3.3	$0.30	15	$0.30
$0.84 - $4.89	264	6.9	1.74	141	1.27
$6.08 - $15.61	97	8.7	6.82	28	7.12
$19.00 - $19.00	200	8.3	19.00	51	19.00

$0.21 - $19.00	576	7.6	$8.54	235	$5.74

        As of August 31, 2012 and 2011, unrecognized compensation cost related to unvested stock options of $1.3 million and $2.0 million, respectively, is expected to be amortized on a straight-line basis over a weighted-average remaining period of 2.3 years and 3.3 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

        Determining Fair Value of Stock Units—Grant date fair value is based upon the market price of SemiLEDs' common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

        A summary of the restricted stock unit awards outstanding and changes under the 2010 Plan for the years ended August 31, 2012 and 2011 is presented below:

	Number of Stock Units Outstanding	Weighted- Average Grant Date Fair Value
	(In thousands)
Outstanding—September 1, 2010	—	$—
Granted	346	17.17
Vested	—	—
Forfeited	(29)	19.00

Outstanding—August 31, 2011	317	17.00
Granted	860	3.46
Vested	(127)	18.10
Forfeited	(120)	10.67

Outstanding—August 31, 2012	930	$5.15

        As of August 31, 2012 and 2011, unrecognized compensation cost related to unvested restricted stock unit awards of $3.3 million and $3.0 million, respectively, is expected to be recognized over a

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

10. Stock-based Compensation (Continued)

weighted average period of 3.0 years and 3.5 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

        Common Stock Subject to Repurchase—The Company allows certain option holders to exercise prior to vesting; however, the Company maintains the right to repurchase these shares at the original exercise price paid by the option holder for these unvested but issued shares of common stock. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability on the consolidated balance sheets. The liability is reclassified into equity on a pro rata basis as the shares vest. As of August 31, 2012 and 2011, SemiLEDs had 1 thousand and 3 thousand outstanding shares of common stock subject to repurchase.

        Stock Option Activity for Nonemployees—During the year ended August 31 2010, SemiLEDs issued options, which generally vest over four years, to certain nonemployees in exchange for services. No options were issued to nonemployees during the years ended August 31, 2012 and 2011. The Company accounts for these nonemployee options based on the fair value of the awards through the vesting period. The options were valued each reporting period using the Black-Scholes option-pricing model using the remaining contractual term as the expected term.

11. Net Income (Loss) Per Share of Common Stock

        The following tables set forth the computation of the Company's basic and diluted net income (loss) per share of common stock for the years ended August 31, 2012, 2011 and 2010 (in thousands,

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

11. Net Income (Loss) Per Share of Common Stock (Continued)

except per share data). The two-class method was used for the period through December 8, 2010, the period that the convertible preferred shares were outstanding.

	Years Ended August 31,
	2012	2011	2010
Numerator:
Basic:
Net income (loss) attributable to SemiLEDs stockholders	$(49,457)	$(16,104)	$10,828
8% noncumulative dividends on convertible preferred stock	—	(1,532)	(5,634)
Undistributed earnings allocated to convertible preferred stockholders	—	(1,538)	(3,370)

Net income (loss) attributable to SemiLEDs common stockholders, basic	$(49,457)	$(19,174)	$1,824

Diluted:
Net income (loss) attributable to SemiLEDs common stockholders, basic	$(49,457)	$(19,174)	$1,824
Undistributed earnings re-allocated to common stock	—	—	78

Net income (loss) attributable to SemiLEDs common stockholders, diluted	$(49,457)	$(19,174)	$1,902

Denominator:
Basic:
Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders, basic	27,414	21,887	7,090

Diluted:
Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders, basic	27,414	21,887	7,090
Add: Weighted average effect of dilutive securities:
Stock options	—	—	633

Shares used in computing net income (loss) per share attributable to SemiLEDs common stockholders, diluted	27,414	21,887	7,723

Net income (loss) per share attributable to SemiLEDs common stockholders:
Basic	$(1.80)	$(0.88)	$0.26

Diluted	$(1.80)	$(0.88)	$0.24

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

11. Net Income (Loss) Per Share of Common Stock (Continued)

        The following securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Years Ended August 31,
	2012	2011	2010
Stock units and stock options to purchase common stock	631	413	—
Common stock subject to repurchase	1	3	—
Convertible preferred stock	—	—	13,719

12. Income Taxes

        The Company's income (loss) from continuing operations before income taxes is primarily derived from the operations in Taiwan and, therefore, income tax expense (benefit) attributable to income from continuing operations is primarily incurred in Taiwan.

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

        The Company's income (loss) before income taxes for the years ended August 31, 2012, 2011 and 2010 consist of the following (in thousands):

	Years Ended August 31,
	2012	2011	2010
U.S. operations	$(17,361)	$(5,342)	$(625)
Foreign operations	(32,588)	(10,071)	11,720

Income (loss) before income taxes	$(49,949)	$(15,413)	$11,095

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

12. Income Taxes (Continued)

        The components of income tax expense for the years ended August 31, 2012, 2011 and 2010 consist of the following (in thousands):

	Years Ended August 31,
	2012	2011	2010
Current:
U.S. federal	$—	$—	$—
U.S. state	—	—	—
Foreign		38	851

Total current	$—	$38	$851

Deferred:
U.S. federal	—	—	$—
U.S. state	—	—	—
Foreign	—	687	(584)

Total deferred	$—	$687	(584)

Total income tax expense	$—	$725	$267

        Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income (loss) for the years ended August 31, 2012, 2011 and 2010 as a result of the following (in thousands):

	Years Ended August 31,
	2012	2011	2010
Computed "expected" income tax expense (benefit)	$(16,983)	$(5,240)	$3,772
State tax—net of federal benefit	—	—	—
Foreign tax rate differential	2,487	586	(1,920)
Decrease (increase) in investment credits	—	(1,907)	43
Valuation allowance	14,089	7,179	(1,628)
Other	407	107	—

Income tax expense	$—	$725	$267

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

12. Income Taxes (Continued)

        Net deferred tax assets (liabilities) as of August 31, 2012 and 2011 consist of the following (in thousands):

	August 31, 2012	August 31, 2011
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,810	$1,303
Income tax credits	1,912	2,962
Allowance for doubtful accounts	362	236
Accruals and other	171	134
Property, plant and equipment	1,292	12
Stock-based compensation	651	405
Foreign investment loss	5,506	942
Net operating loss carryforwards	11,522	3,633

Total gross deferred tax assets	23,226	9,627
Less: Valuation allowance	(22,474)	(9,346)

Deferred tax assets, net of valuation allowance	$752	$281

Deferred tax liabilities:
Property, plant and equipment	$(25)	$(46)
Intangible assets	(180)	(233)
Accruals and other	(547)	(2)

Total gross deferred tax liabilities	(752)	(281)

Net deferred tax assets	$—	$—

        A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax loss carryforwards utilizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of August 31, 2012 and 2011, the Company established full valuation allowances of $22.5 million and $9.3 million, respectively, to offset the net deferred tax assets due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

        During the years ended August 31, 2012, 2011 and 2010, the change in the beginning of the year valuation allowance as a result of changes in estimates was an increase (a decrease) of $0, $584 thousand and $(1,163) thousand, respectively.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

12. Income Taxes (Continued)

        As of August 31, 2012, unused net operating loss carryforwards and income tax credits were as follows (in thousands):

	August 31, 2012	Expiration Year
U.S. federal net operating loss carryforwards	$6,976	2025 - 2032
U.S. state net operating loss carryforwards	489	2017 - 2024
Foreign net operating loss carryforwards (expiring over the next 5 years)	2,224	2013 - 2017
Foreign net operating loss carryforwards (expiring in more than 5 years)	26,665	2018 - 2023
Foreign income tax credit carryovers	1,912	2013 - 2015

Total unused net operating loss carryforwards and income tax credits	$38,266

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

Uncertain Tax Positions

        A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended August 31, 2012, 2011 and 2010 consist of the following (in thousands):

	Years Ended August 31,
	2012	2011	2010
Unrecognized benefit—beginning of year	$330	$252	$119
Gross increases—current year tax positions	—	—	89
Gross increases—prior years tax positions	—	78	44
Settlements of prior years tax positions	(185)	—	—

Unrecognized benefit—end of year	$145	$330	$252

        The entire amount of the unrecognized tax benefits would impact the Company's effective tax rate if recognized. The impact would be offset by an adjustment to the valuation allowance.

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

Years Ended August 31, 2012, 2011 and 2010

12. Income Taxes (Continued)

does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

13. Related-party Transactions

        The following material related-party transactions were reported in the Company's consolidated statements of operations during the years ended August 31, 2012 and 2011 (in thousands):

		Years Ended August 31,
Related Parties	Transactions	2012	2011
China SemiLEDs	Sales of goods(1)	$148	$611
China SemiLEDs	Rendering of services(2)	260	308
China SemiLEDs	Gain on disposal of patents(3)	$51	$17

(1)
The Company sold products to China SemiLEDs pursuant to standard purchase orders.

(2)
The Company provided technical, engineering and operational support services to China SemiLEDs. The Company also provided sapphire wafer recycling services to China SemiLEDs. Service fees were negotiated on an arm's length basis.

(3)
See Note 6 for further details.

        In September 2011, the Company sold equipment to China SemiLEDs for total consideration of $244 thousand, determined based on net book value of equipment; no gain or loss was recognized.

        In July 2012, the Company, through a wholly owned subsidiary, entered into an unsecured Renminbi-denominated loan agreement to provide short-term lines of credit that permitted China SemiLEDs to borrow from the Company from time to time in an aggregate principal amount of up to RMB1.4 million (approximately $0.2 million) for working capital purposes. Under the agreement, the term of each borrowing could not exceed three calendar months from the date of each drawdown. Interest is calculated on a variable basis based on the three-month lending rate published by the People's Bank of China multiplied by 1.1, which is comparable to that charged on China SemiLEDs' bank borrowings. The Company also paid certain costs on behalf of China SemiLEDs during the years ended August 31, 2012 and 2011. After a careful and extensive evaluation, management concluded that the Company's ability to collect on accounts and notes receivable from China SemiLEDs was impaired and as a result recorded a charge to bad debt expense of $1,405 thousand at August 31, 2012. Amounts due from China SemiLEDs arising from transactions described above, net of allowance for doubtful accounts, of $118 thousand and $780 thousand as of August 31, 2012 and 2011, respectively, were recorded as accounts receivable from related parties on the consolidated balance sheets.

        China SemiLEDs also paid certain costs for the Company and sold products to the Company pursuant to standard purchase orders. Amounts due to China SemiLEDs of $65 thousand and $5 thousand as of August 31, 2012 and 2011, respectively, were recorded in other current liabilities.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

14. Product and Geographic Information

        Revenues by products for the years ended August 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended August 31,
	2012	2011	2010
LED chips	$7,805	$19,712	$27,579
LED components	14,820	10,733	7,621
Lighting products	4,386	715	14
Other(1)	2,288	2,742	549

Total	$29,299	$33,902	$35,763

(1)
Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, and the provision of services.

        Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2012, 2011 and 2010 (in thousands):

	Years Ended August 31,
	2012	2011	2010
Taiwan	$5,844	$15,563	$14,750
China	2,127	3,788	10,503
Hong Kong	1,619	3,650	1,893
Russia	9,300	4,549	3,486
United States	4,068	2,569	1,392
Other (individually less than 5% of total net revenues)	6,341	3,783	3,739

Total	$29,299	$33,902	$35,763

Long-Lived Assets

        Substantially all of the Company's long-lived assets are located in Taiwan.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

15. Fair Value Measurements

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at August 31, 2012 and 2011 (in thousands). Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	August 31, 2012		August 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$47,228	$47,228	$83,619	$83,619
Short-term investments	8,831	8,831	—	—
Receivables (including related parties)	4,916	4,916	5,480	5,480
Other assets (non-derivatives)	1,011	1,011	1,051	1,051
Financial liabilities:
Notes payable to banks	1,585	1,585	972	972
Payables (including related parties)	10,156	10,156	11,223	11,223
Long-term debt (including current installments)	$5,920	$5,920	$7,086	$7,086

        The fair values of the financial instruments shown in the above table as of August 31, 2012 and 2011 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  •
  Cash, cash equivalents, short-term investments, receivables and payables (including related parties) and notes payable to banks: The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

  •
  Other assets (non-derivatives) include primarily value-added tax ("VAT") refund receivables, refundable deposits, and restricted time deposits. The fair value of VAT refund receivables approximates the carrying amount because of the short maturity. The fair value of refundable deposits and restricted time deposits with no fixed maturity is based on the carrying amount.

  •
  Long-term debt: The fair value of the Company's variable rate long-term debt is estimated based on the prevailing market rate adjusted by the Company's credit spread. Management believes the carrying amount of its variable rate long-term debt approximates the fair value.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

15. Fair Value Measurements (Continued)

        The following table presents fair value measurements of assets and liabilities that were measured at fair value on a nonrecurring basis as of August 31, 2012 (in thousands):

	August 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
Property, plant and equipment	$46,450	$—	$—	$46,450	$7,507

        In accordance with ASC 360-10, property, plant and equipment with a carrying amount of $54.0 million was written down to its fair value of $46.5 million, resulting in an impairment charge of $7.5 million, which was included in the consolidated statement of operations for the year ended August 31, 2012.

        The Company's consolidated financial statements as of and for the year ended August 31, 2011 did not include any nonrecurring fair value measurements relating to assets or liabilities.

16. Quarterly Results of Operations (Unaudited)

        The following tables set forth selected quarterly statement of operations data for each of the years ended August 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended
	November 30, 2011	February 29, 2012	May 31, 2012(1)	August 31, 2012(2)	Fiscal 2012
Revenues, net	$6,747	$7,905	$9,178	$5,469	$29,299
Cost of revenues	7,569	8,627	10,232	8,473	34,901
Gross loss	(822)	(722)	(1,054)	(3,004)	(5,602)
Operating expenses	5,594	5,068	6,928	13,160	30,750
Loss from operations	(6,416)	(5,790)	(7,982)	(16,164)	(36,352)
Equity in losses from unconsolidated entities, net	(1,526)	(1,176)	(2,173)	(8,744)	(13,619)
Net loss attributable to SemiLEDs stockholders	$(7,721)	$(7,114)	$(10,003)	$(24,619)	$(49,457)
Net loss per share attributable to SemiLEDs common stockholders, basic and diluted	$(0.28)	$(0.26)	$(0.36)	$(0.90)	$(1.80)

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

16. Quarterly Results of Operations (Unaudited) (Continued)

	Three Months Ended
	November 30, 2010	February 28, 2011	May 31, 2011	August 31, 2011(3)	Fiscal 2011
Revenues, net	$13,016	$9,957	$5,600	$5,329	$33,902
Cost of revenues	6,376	7,628	5,124	10,306	29,434
Gross profit (loss)	6,640	2,329	476	(4,977)	4,468
Operating expenses	1,734	2,936	4,370	7,158	16,198
Income (loss) from operations	4,906	(607)	(3,894)	(12,135)	(11,730)
Equity in losses from unconsolidated entities, net	(222)	(675)	(1,105)	(1,124)	(3,126)
Income tax expense (benefit)	276	(219)	(10)	678	725
Net income (loss) attributable to SemiLEDs stockholders	$3,820	$(1,168)	$(5,123)	$(13,633)	$(16,104)
Net income (loss) per share attributable to SemiLEDs common stockholders, basic and diluted	$0.11	$(0.05)	$(0.19)	$(0.50)	$(0.88)

(1)
Results for the third quarter of fiscal 2012 include an excess capacity charge of $1.6 million as a result of a decrease in customer demand, an inventory write-down of $0.7 million as a result of a decline in average selling prices, a provision for a potential litigation settlement associated with the Cree litigation of $1.5 million, and the net loss reported by China SemiLEDs of $2.1 million. The increase in net loss reported by China SemiLEDs was primarily as a result of excess capacity charges and inventory valuation adjustments.

(2)
Results for the fourth quarter of fiscal 2012 include an excess capacity charge of $2.0 million as a result of a decrease in customer demand, an inventory write-down of $0.8 million as a result of a decline in average selling prices, an impairment charge on property, plant and equipment of $7.5 million, a charge to bad debt expense of $1.4 million, and the Company's equity in the net loss reported by China SemiLEDs of $8.7 million. The increase in net loss reported by China SemiLEDs was primarily as a result of excess capacity charges, inventory valuation adjustments and an impairment charge on its long-lived assets.

(3)
Significant fiscal 2011 fourth quarter adjustments include an inventory write-down of $4.3 million as a result of a decline in the average selling prices, and an increase in bad debt expense of $1.1 million, mainly due to a single customer. Because of the significant fiscal 2011 fourth quarter loss before income taxes, the Company recognized a valuation allowance increase of $0.6 million on its net deferred tax assets, resulting in a significant charge to income tax expense in the fiscal 2011 fourth quarter.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2012, 2011 and 2010

17. Condensed Parent Company Only Financial Statements

        As a holding company, dividends received from SemiLEDs' subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

Condensed Balance Sheets	August 31, 2012	August 31, 2011
ASSETS
Cash and cash equivalents	$18,744	$75,348
Prepaid expenses and other current assets	3,367	1,276
Intangible assets, net	73	79
Investments in subsidiaries	87,509	65,710
Investments in unconsolidated entities	714	14,148

TOTAL ASSETS	$110,407	$156,561

LIABILITIES AND EQUITY
Accrued expenses and other current liabilities	$2,589	$183
Total equity	107,818	156,378

TOTAL LIABILITIES AND EQUITY	$110,407	$156,561

        Except for the litigation with Cree disclosed in Note 8, SemiLEDs had no other contingencies, long-term obligations and guarantees as of August 31, 2012 or August 31, 2011.

	Years Ended August 31,
Condensed Statements of Operations	2012	2011	2010
Operating expenses:
Selling, general and administrative expenses	$2,534	$2,699	$502
Provision for litigation settlement (Note 8)	1,500	—	—

Loss from operations	(4,034)	(2,699)	(502)
Other income (expenses):
Equity in losses from unconsolidated entities, net	(13,426)	(2,769)	(126)
Equity in earnings (losses) from subsidiaries, net	(32,096)	(10,762)	11,453
Interest income	99	126	1
Other income	—	—	2

Total other income (expenses), net	(45,423)	(13,405)	11,330

Net income (loss)	$(49,457)	$(16,104)	$10,828

	Years Ended August 31,
Condensed Statements of Cash Flows	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(999)	$2,097	$(94)
Investing activities	(55,678)	(20,101)	(14,746)
Financing activities	73	92,775	15,291

Net increase (decrease) in cash and cash equivalents	(56,604)	74,771	451
Cash and cash equivalents at beginning of year	75,348	577	126

Cash and cash equivalents at end of year	$18,744	$75,348	$577

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2012.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item with respect to directors and executive officers, audit committee and audit committee financial expert and our code of ethics is set forth under the heading "Proposal 1: Election of Directors" in the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, or the Proxy Statement, and is incorporated herein by reference. We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding amendments to or waivers of our code of ethics by posting such information on our website at http://investors.semileds.com/governance.cfm. The information required by this Item with respect to compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the heading "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item is set forth under the heading "Compensation of the Named Executive Officers and Directors" in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of August 31, 2012. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	1,506	(1)	$8.54	1,439
Equity compensation plans not approved by security holders	—		—	—
Total	1,506			1,439

(1)
Consists of stock options granted under the 2005 Equity Incentive Plan and the 2010 Equity Incentive Plan, and restricted stock units granted under the 2010 Equity Incentive Plan. No additional grants could be made under the 2005 Equity Incentive Plan after December 8, 2010.

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

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is set forth under the heading "Proposal 2: Ratification of Appointment of Independent Public Accounting Firm" in the Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements of SemiLEDs Corporation:

•
Reports of Independent Registered Public Accounting Firms

•
Consolidated Balance Sheets

•
Consolidated Statements of Operations

•
Consolidated Statements of Equity and Comprehensive Income (Loss)

•
Consolidated Statements of Cash Flows

•
Notes to Consolidated Financial Statements

(2)
Consolidated Financial Statement Schedule:

        The following financial statement schedule of SemiLEDs Corporation and its subsidiaries for fiscal years 2012, 2011 and 2010 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of SemiLEDs Corporation and its subsidiaries.

Schedules

  II Valuation and Qualifying Accounts

        All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

        In accordance with Rule 3-09 of Regulation S-X, separate financial statements for Xurui Guangdian Co., Ltd., or China SemiLEDs, consisting of the following, are filed as Exhibit 99.1:

  •
  Independent Auditor's Report

  •
  Balance Sheets

  •
  Statements of Operations

  •
  Statements of Equity and Comprehensive Loss

  •
  Statements of Cash Flows

  •
  Notes to Financial Statements

  (3)
  Exhibits:

        The exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10-K.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2012	SemiLEDs Corporation
	By:	/s/ TRUNG TRI DOAN Trung T. Doan Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN Trung T. Doan	Chairman and Chief Executive Officer (Principal Executive Officer)	December 12, 2012
/s/ DAVID YOUNG David Young	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 12, 2012
/s/ SCOTT R. SIMPLOT Scott R. Simplot	Director	December 12, 2012
/s/ JACK LAU Dr. Jack Lau	Director	December 12, 2012
/s/ EDWARD K. HSIEH Dr. Edward Kuan Hsiung Hsieh	Director	December 12, 2012

 SEMILEDS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended August 31,
	2012	2011	2010
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$1,339	$101	$112
Charged to bad debt expense	1,405	1,196	100
Recovery of bad debt	(164)	—	—
Write-downs charged against the allowance	(553)	—	(111)
Effect of exchange rate changes	(45)	42	—

Ending balance	$1,982	$1,339	$101

	Years Ended August 31,
	2012	2011	2010
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$9,346	$1,361	$2,989
Charged (credited) to income tax expense	14,089	7,179	(1,628)
Effect of exchange rate changes	(961)	806	—

Ending balance	$22,474	$9,346	$1,361

        Certain deferred tax assets in prior years were corrected with corresponding changes in the valuation allowance, resulting in no change to net deferred tax assets. The change in these items was not material for any period presented.

EXHIBIT INDEX

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto	S-1/A	333-168624	3.1 (c)	November 22, 2010

3.2		Amended and Restated Articles of Association of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	99.1	September 14, 2010

3.3		Amended and Restated Bylaws of Registrant	S-1/A	333-168624	3.2 (b)	November 22, 2010

4.1		Form of Common Stock Certificate	S-1/A	333-168624	4.1	November 22, 2010

4.2		Amended and Restated Investor Rights Agreement by and among SemiLEDs Corporation and certain investors and stockholders, dated April 1, 2010	S-1	333-168624	4.2	August 6, 2010

10.1	†	2005 Equity Incentive Plan (amended March 1, 2010)	S-1	333-168624	10.1	August 6, 2010

10.2	†	2010 Equity Incentive Plan	S-1/A	333-168624	10.2	November 12, 2010

10.3	†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S-1	333-168624	10.3	August 6, 2010

10.4	†	Amended and Restated Employment Agreement with Dr. Anh Chuong Tran, dated March 15, 2005	S-1	333-168624	10.4	August 6, 2010

10.5	†	Employment Agreement with David Young, dated August 14, 2007	S-1/A	333-168624	10.5	September 14, 2010

10.6	†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8-K	001-34992	99.1	February 9, 2012

10.7	†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8-K	001-34992	99.1	February 24, 2012

10.8		Form of Proprietary Information and Inventions Agreement	S-1/A	333-168624	10.8	September 14, 2010

10.9		Form of Non-competition Agreement	S-1/A	333-168624	10.9	September 14, 2010

10.10	†	Form of Option Agreement for the 2010 Equity Incentive Plan	S-1/A	333-168624	10.10	November 16, 2010

10.11	†	Form of Indemnification Agreement with directors and officers	S-1/A	333-168624	10.11	October 26, 2010

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	Promoters Agreement of Xurui Guangdian Co., Ltd. dated December 25, 2009 (translation)	S-1/A	333-168624	10.12	September 14, 2010

10.13	Capital Increase Agreement of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	10.13	September 14, 2010

10.14	Amended and Restated Patent Assignment and License Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated July 19, 2010, amended on September 20, 2010 (translation)	S-1/A	333-168624	10.14	October 6, 2010

10.15	Patent Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.15	September 14, 2010

10.16	Trademark Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.16	September 14, 2010

10.17	Agreement for Issuance of Overseas Letter of Credit between E. SUN Commercial Bank and Semi-Photonics Co., Ltd. (former name of SemiLEDs Optoelectronics Co., Ltd.), dated December 1, 2006 (translation)	S-1/A	333-168624	3.1 (b)	October 6, 2010

10.18	Warranty agreement between Semi-Photonics Co., Ltd. (former name of SemiLEDs Optoelectronics Co., Ltd.) and Lite-On Technology Corporation, dated March 13, 2009	S-1/A	333-168624	10.18	September 14, 2010

10.19	Lease agreement between Luxxon Technology Corporation and Semi-Photonics Co., Ltd. (former name of SemiLEDs Optoelectronics Co., Ltd.), dated December 1, 2006	S-1/A	333-168624	10.19	October 6, 2010

10.20	Collaboration and Distribution Agreement between Intematix Corporation and SemiLEDs Corporation dated April 18, 2007	S-1/A	333-168624	10.20	October 26, 2010

10.21	International Distribution Agreement between Semi-Photonics Co., Ltd. and Nanoteco Corporation dated December 20, 2006	S-1/A	333-168624	10.21	October 6, 2010

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2009 (translation)	S-1/A	333-168624	10.22	October 6, 2010

10.23		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 22, 2009 (translation)	S-1/A	333-168624	10.23	October 6, 2010

10.24		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2010 (translation)	S-1/A	333-168624	10.24	October 6, 2010

10.25		Purchase and Sale Agreement between SemiLEDs Optoelectronics Co., Ltd. and Prime Optical Fiber Corporation dated September 17, 2010	S-1/A	333-168624	10.25	November 12, 2010

10.26		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated November 10, 2010 (translation)	10-Q	001-34992	10.1	April 12, 2011

10.27	†	Employment Agreement with Yingku Adam Lin, dated April 21, 2011	10-Q	001-34992	10.1	July 12, 2011

10.29		Comprehensive Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co. Ltd., dated June 16, 2011	10-Q	001-34992	10.4	July 12, 2011

10.30	†	Offer Letter of Ilkan Cokgor					X

21.1		List of Subsidiaries					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

23.2		Consent of ShineWing CPAs Shanghai Branch					X

23.3		Consent of KPMG, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

32.1		Certification Pursuant to 18 U.S.C. Section 1350					X

32.2		Certification Pursuant to 18 U.S.C. Section 1350					X

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
99.1	Xurui Guangdian Co., Ltd. Financial Statements as of August 31, 2012 (Audited) and 2011 (Unaudited) and for the years then ended					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

†
Management contract or compensatory arrangement

*
In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.