Form 10-Q
period 2012-11-30
SemiLEDs Corp
filed 2013-01-14
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,474,552 shares of common stock, par value $0.0000056 per share, outstanding as of January 7, 2013.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30, 2012	August 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,320	$47,228
Short-term investments	8,343	8,831
Accounts receivable, net of allowance for doubtful accounts of $1,285 and $577 as of November 30, 2012 and August 31, 2012, respectively	4,086	4,759
Accounts receivable from related parties, net of allowance for doubtful accounts of $1,416 and $1,405 as of November 30, 2012 and August 31, 2012, respectively	18	157
Inventories	11,711	13,016
Prepaid expenses and other current assets	1,056	1,130
Total current assets	64,534	75,121
Property, plant and equipment, net	46,212	46,642
Intangible assets, net	1,520	1,552
Goodwill	1,104	1,072
Investments in unconsolidated entities	4,435	1,821
Other assets	1,572	1,326
TOTAL ASSETS	$119,377	$127,534
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$—	$1,585
Current installments of long-term debt	1,001	967
Accounts payable	4,630	5,768
Accrued expenses and other current liabilities	5,681	4,969
Deferred income, current portion	51	51
Total current liabilities	11,363	13,340
Long-term debt, excluding current installments	4,852	4,953
Deferred income, net of current portion	377	390
Total liabilities	16,592	18,683
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—32,143 shares authorized; 27,471 shares and 27,470 shares issued and outstanding as of November 30, 2012 and August 31, 2012, respectively	—	—
Additional paid-in capital	167,407	167,070
Accumulated other comprehensive income	7,865	5,179
Accumulated deficit	(73,354)	(64,431)
Total SemiLEDs stockholders’ equity	101,918	107,818
Noncontrolling interests	867	1,033
Total equity	102,785	108,851
TOTAL LIABILITIES AND EQUITY	$119,377	$127,534

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2012	2011
Revenues, net	$6,227	$6,747
Cost of revenues	9,515	7,569
Gross loss	(3,288)	(822)
Operating expenses:
Research and development	1,223	1,689
Selling, general and administrative	3,663	3,905
Total operating expenses	4,886	5,594
Loss from operations	(8,174)	(6,416)
Other income (expenses):
Equity in losses from unconsolidated entities, net	(75)	(1,526)
Interest income, net	5	4
Other income, net	52	48
Foreign currency transaction gain (loss), net	(926)	59
Total other expenses, net	(944)	(1,415)
Loss before income taxes	(9,118)	(7,831)
Income tax expense	—	—
Net loss	(9,118)	(7,831)
Less: Net loss attributable to noncontrolling interests	(195)	(110)
Net loss attributable to SemiLEDs stockholders	$(8,923)	$(7,721)
Net loss attributable to SemiLEDs common stockholders:
Basic and diluted	$(8,923)	$(7,721)
Net loss per share attributable to SemiLEDs common stockholders:
Basic and diluted	$(0.32)	$(0.28)
Shares used in computing net loss per share attributable to SemiLEDs common stockholders:
Basic and diluted	27,495	27,303

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2012	2011

Net loss attributable to SemiLEDs stockholders	$(8,923)	$(7,721)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2,686	(2,966)
Comprehensive loss attributable to SemiLEDs stockholders	$(6,237)	$(10,687)

	Three Months Ended November 30,
	2012	2011

Net loss attributable to noncontrolling interests	$(195)	$(110)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	29	(69)
Comprehensive loss attributable to noncontrolling interests	$(166)	$(179)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,118)	$(7,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,097	1,964
Stock-based compensation expense	336	651
Bad debt expense	686	—
Provisions for inventory write-downs	712	994
Equity in losses from unconsolidated entities, net	75	1,526
Income recognized on patents assignment	(13)	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	262	178
Inventories	957	(2,352)
Prepaid expenses and other	101	(164)
Accounts payable	147	980
Accrued expenses and other current liabilities	508	611
Net cash used in operating activities	(3,250)	(3,456)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including interest capitalized	(1,669)	(5,808)
Purchase of investments	(2,873)	—
Payments for development of intangible assets	(119)	(103)
Proceeds from sale of short-term investments	488	—
Proceeds from return of investment in unconsolidated entity	250	—
Other investing activities, net	(1)	(2)
Net cash used in investing activities	(3,924)	(5,913)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1	26
Payments on line of credit	(1,623)	—
Payments of long-term debt	(244)	(234)
Net cash used in financing activities	(1,866)	(208)
Effect of exchange rate changes on cash and cash equivalents	1,132	(88)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,908)	(9,665)
CASH AND CASH EQUIVALENTS—Beginning of period	47,228	83,619
CASH AND CASH EQUIVALENTS—End of period	$39,320	$73,954
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$1,776	$765

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Business—SemiLEDs Corporation (“SemiLEDs”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly and majority owned subsidiaries and joint ventures. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED chips and LED components, but lighting products have also become an increasing important part of the Company’s business. A portion of the Company’s business consisted of the sale of contract manufactured LED components. The Company’s customers are concentrated in a few select markets, including China, Taiwan, Russia and the United States.

On December 8, 2010, SemiLEDs completed its initial public offering in the United States and sold 6,038 thousand new common shares. The Company’s common shares are listed on the NASDAQ Global Select Market under the symbol “LEDS.”

As of November 30, 2012, SemiLEDs had seven wholly owned subsidiaries and a 51% equity interest in Ning Xiang Technology Co., Ltd., which it acquired in August 2011. The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently take place and where a substantial portion of the assets are held and located.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 13, 2012. The consolidated balance sheet as of August 31, 2012 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of November 30, 2012, and the related statements of operations, comprehensive loss, and cash flows for the three months ended November 30, 2012 and 2011. The results for the three months ended November 30, 2012 are not necessarily indicative of the results to be expected for the year ending August 31, 2013.

Principles of Consolidation—The unaudited interim condensed consolidated financial statements include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

Use of Estimates—The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the collectibility of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock-based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment and intangible assets, the fair value of acquired tangible and intangible assets, income tax uncertainties, provision for potential litigation costs and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

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

The Company keeps its cash, cash equivalents and short-term investments in demand deposits, certificates of deposit and time deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2012 and August 31, 2012, cash, cash equivalents and short-term investments of the Company consisted of the following (in thousands):

Cash, Cash Equivalents and Short-term Investments by Location	November 30, 2012	August 31, 2012
United States:
Denominated in U.S. dollars	$18,700	$18,744
Taiwan:
Denominated in U.S. dollars	26,641	34,477
Denominated in New Taiwan dollars	1,485	2,193
Denominated in other currencies	208	235
China (including Hong Kong):
Denominated in U.S. dollars	376	376
Denominated in Renminbi	252	33
Denominated in H.K. dollars	1	1
Total cash, cash equivalents and short-term investments	$47,663	$56,059

The Company’s revenues are substantially derived from the sales of LED products. A significant portion of the Company’s revenues are derived from a limited number of customers and sales are concentrated in a few select markets. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management’s assessment of the collectibility of its customer accounts. Management regularly reviews the allowance by considering certain factors, such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions, that may affect a customer’s ability to pay.

Net revenues generated from sales to the top ten customers represented 47% and 58% of the Company’s total net revenues for the three months ended November 30, 2012 and 2011, respectively.

The Company’s revenues have been concentrated in a few select markets, including China, Taiwan, Russia and the United States. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 62% and 86% of the Company’s total net revenues for the three months ended November 30, 2012 and 2011, respectively.

Recently Adopted Accounting Pronouncement

Presentation of comprehensive income—Effective September 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 increases the prominence of other comprehensive income in the financial statements. The Company has elected to present the components of net income and comprehensive income in two consecutive financial statements. The Company adopted ASU 2011-05 retrospectively for all periods presented. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers the effective date to present separate line items on the statement of operations for reclassification adjustments of items out of accumulated other comprehensive income into net income.

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2012 and August 31, 2012 consisted of the following (in thousands):

	November 30, 2012	August 31, 2012
Raw materials	$2,808	$2,999
Work in process	3,618	4,065
Finished goods	5,285	5,952
Total	$11,711	$13,016

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2012 and August 31, 2012 consisted of the following (in thousands):

	November 30, 2012	August 31, 2012
Buildings and improvements	$14,940	$14,501
Machinery and equipment	66,543	64,267
Leasehold improvements	3,238	3,143
Other equipment	2,243	2,249
Construction in progress	2,498	2,546
Total property, plant and equipment	89,462	86,706
Less: Accumulated depreciation, amortization and impairment(1)	(43,250)	(40,064)
Property, plant and equipment, net	$46,212	$46,642

(1)       Includes an impairment charge of $7,507 thousand on certain of the Company’s property, plant and equipment for the year ended August 31, 2012. The impairment charge was primarily related to machinery and equipment used in the manufacturing of LED chips.

Intangible Assets

Intangible assets as of November 30, 2012 and August 31, 2012 consisted of the following (in thousands):

	November 30, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$613	$160	$453
Acquired technology	4	172	115	57
Customer relationships	5	1,377	367	1,010
Total		$2,162	$642	$1,520

	August 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$585	$146	$439
Acquired technology	4	167	101	66
Customer relationships	5	1,337	290	1,047
Total		$2,089	$537	$1,552

4. Investments in Unconsolidated Entities

The Company’s ownership interest and investments in unconsolidated entities as of November 30, 2012 and August 31, 2012 consisted of the following (in thousands, except percentages):

	November 30, 2012		August 31, 2012
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd.	50%	$478	50%	$525
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
SS Optoelectronics Co., Ltd. (“SS Optoelectronics”)	—	—	49%	248
Cost method investments	Various	3,957	Various	1,048
Total investments in unconsolidated entities		$4,435		$1,821

There were no dividends received from unconsolidated entities through November 30, 2012.

Equity Method Investments

In December 2009, the Company contributed $14.7 million to acquire a 49% ownership interest in China SemiLEDs, which resulted in the Company’s share of net assets of China SemiLEDs exceeding the carrying value of this investment by $7.3 million. Commencing during the year ended August 31, 2011, this difference has been amortized to income and the investment in China SemiLEDs over the weighted average useful life of the tangible assets used in the operations of China SemiLEDs, which is 11 years beginning in the period those assets were put in place and ready for their intended use. As of August 31, 2012, the carrying amount of the Company’s investment in China SemiLEDs was reduced to zero as a result of the Company recognizing its proportionate share of the net loss reported by China SemiLEDs, including an impairment charge on long-lived assets. The excess of the Company’s share of the net assets of China SemiLEDs over the carrying value of this investment was $4.6 million as of August 31, 2012. Because the Company has no obligation or intention to provide additional funding to China SemiLEDs, the Company has suspended using the equity method of accounting and will no longer recognize its equity in the net losses of China SemiLEDs, nor will it continue to amortize the excess of the Company’s share of the net assets of China SemiLEDs over the carrying value of this investment until its share of future income, if any, from China SemiLEDs is sufficient to recover its share of the cumulative losses that have not previously been recognized.

In September 2012, SS Optoelectronics was dissolved in accordance with the joint venture agreement and the Company received return of investment of $250 thousand.

The fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments, except for China SemiLEDs which had a zero carrying amount at November 30, 2012, are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Cost Method Investments

In October 2012, the Company acquired a 9.9% equity interest in High Power Optoelectronics, Inc. (“HPO”) for total cash consideration of $2.9 million and has an option to increase its equity interest to more than 50% within one year of the acquisition. The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

5. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are noncancellable and which expire at various dates between January 2013 and December 2020. Lease expense related to these noncancellable operating leases was $202 thousand and $200 thousand during the three months ended November 30, 2012 and 2011. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2012 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2013	$669
2014	867
2015	945
2016	888
2017	272
Thereafter	246
Total	$3,887

Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $3.7 million as of both November 30, 2012 and August 31, 2012.

Litigation—From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. There were no material pending legal proceedings and claims as of November 30, 2012 and, to the best knowledge of management, there were none threatened as of November 30, 2012.

6. Stock-based Compensation

As of August 31, 2010, the Company had one stock-based compensation plan (the “2005 Plan”). In November 2010, SemiLEDs’ board of directors and its stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”), discussed further below, which became effective upon the completion of the initial public offering on December 8, 2010.

In September 2012, SemiLEDs granted options for 100 thousand shares of SemiLEDs’ common stock to an executive officer of the Company. The options vest over four years at a rate of 25% on each anniversary of the vesting start date and the options have a contractual term of ten years, subject to earlier expiration in the event of the holder’s termination. The exercise price of stock options of $1.72 was equal to the closing price of the common stock on the date of grant.

The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the trading price of SemiLEDs’ common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several of the Company’s publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. A forfeiture rate of zero is estimated for stock-based awards with vesting term that is less than one year from the date of grant.

A summary of the stock-based compensation expense for the three months ended November 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended November 30,
	2012	2011
Cost of revenues	$183	$170
Research and development	94	49
Selling, general and administrative	59	432
	$336	$651

7. Net Loss Per Share of Common Stock

The following shares and stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended November 30,
	2012	2011
Stock units and stock options to purchase common stock	10	11
Common stock subject to repurchase	—	1

8. Income Taxes

The Company’s loss before income taxes for the three months ended November 30, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended November 30,
	2012	2011
U.S. operations	$(693)	$(2,359)
Foreign operations	(8,425)	(5,472)
Loss before income taxes	$(9,118)	$(7,831)

As of November 30, 2012 and August 31, 2012, the Company had $149 thousand and $145 thousand of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact the Company’s effective tax rate if recognized. The impact would be offset by an adjustment to the valuation allowance.

Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2011 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in U.S. federal and state or foreign jurisdictions.

9. Related-Party Transactions

The following material related-party transactions were reported in the Company’s unaudited interim condensed consolidated statements of operations during the three months ended November 30, 2012 and 2011 (in thousands):

		Three Months Ended November 30,
Related Parties	Transactions	2012	2011
China SemiLEDs	Sales of goods	$11	$26
China SemiLEDs	Rendering of service	—	240
China SemiLEDs	Purchase of goods	20	—
China SemiLEDs	Gain on disposal of patents	13	13

Goods were bought and sold and services were provided in the ordinary course of business at prices and on terms negotiated on an arm’s length basis. Income from the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement entered into in March 2011 was initially deferred and is being amortized in other income over the life of the assigned patents.

In September 2011, the Company sold equipment to China SemiLEDs for total consideration of $244 thousand, determined based on the net book value of such equipment. Consequently, no gain or loss was recognized. The amount due from China SemiLEDs for this transaction of $244 thousand has been fully provided for in the allowance for doubtful accounts receivable from China SemiLEDs.

In July 2012, the Company, through a wholly owned subsidiary, entered into an unsecured Renminbi-denominated loan agreement to provide short-term lines of credit that permitted China SemiLEDs to borrow from the Company from time to time in an aggregate principal amount of up to RMB1.4 million (approximately $0.2 million) for working capital purposes. Under the agreement, the term of each borrowing could not exceed three calendar months from the date of each drawdown. Interest is calculated on a variable basis based on the three-month lending rate published by the People’s Bank of China multiplied by 1.1, which is comparable to that charged on China SemiLEDs’ bank borrowings. Total outstanding balances on these lines of credit were $0.2 million as of both November 30, 2012 and August 31, 2012. China SemiLEDs defaulted in its obligations to repay these amounts, which have been fully provided for in the allowance for doubtful accounts receivable from China SemiLEDs.

Amounts due from and to China SemiLEDs as of November 30, 2012 and August 31, 2012 were reported in the Company’s consolidated balance sheets as follows (in thousands):

	November 30, 2012	August 31, 2012
Accounts and notes receivable from related parties, net of allowance for doubtful accounts of $1,416 and $1,405 as of November 30, 2012 and August 31, 2012, respectively	$—	$118
Other current liabilities	$—	$65

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future results of operations of SemiLEDs Corporation, or “we,” “our” or the “Company,” and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors. These factors include, among other things,

•                         Our ability to reduce our net losses and to restore our operations to profitability.

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

•                         The inability of contract manufacturers to produce products that satisfy our requirements.

•                         Our ability to effectively expand or upgrade our production facilities or do so in a timely or cost-effective manner.

•                         Difficulty in managing our future growth or in responding to a need to contract operations, and the associated changes to our operations.

•                         Adverse development in those selected markets, including China, Taiwan, Russia and the United States, where our revenues are concentrated.

•                         Our ability to develop and execute upon a new strategy to exploit the China market.

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

•                         Impairment of goodwill, long-lived assets or investments;

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

•                         The non-compete provisions between us and Xurui Guangdian Co., Ltd., or China SemiLEDs, constraining our ability to grow in China, or actions by China SemiLEDs or the other shareholders of China SemiLEDs that are detrimental to us.

•                         The ability of SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, to make dividends and other payments to us.

•                         Our ability to obtain necessary regulatory approvals to make further investments in Taiwan SemiLEDs.

•                         Catastrophic events such as fires, earthquakes, floods, tornados, tsunamis, typhoons, pandemics, wars, terrorist activities and other similar events, particularly if these events occur at or near our operations, or the operations of our suppliers, contract manufacturers and customers.

•                         The effect of the legal system in the People’s Republic of China, or the PRC.

•                         Labor shortages, strikes and other disturbances that affect our operations.

•                         Deterioration in the relations between the PRC and Taiwan governments.

•                         Fluctuations in the exchange rate between the U.S. dollar, the New Taiwan, or NT, dollar and other currencies in which our sales, raw materials and component purchases and capital expenditures are denominated.

•                         Our ability to obtain additional equity capital or credit when necessary for our operations, the difficulty of which may increase if our common stock is delisted from The NASDAQ Stock Market.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have not assumed any obligation to, and you should not expect us to, update or revise these statements because of new information, future events or otherwise.

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, or the 2012 Annual Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2012 Annual Report, and in other filings with the SEC.

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

We sell blue, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including China, Taiwan, Russia and the United States. We have also recently launched our new “Enhanced Vertical,” or EV, LED product series in blue, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. We also contract other manufacturers to produce for our sale certain LED components products based on our design and technology requirements and under our quality control specifications and final inspection process. Our lighting products customers are primarily original design manufacturers (“ODMs”) of lighting products and the end-users of lighting devices.

We have developed advanced capabilities and proprietary know-how in:

•                          reusing sapphire substrate in subsequent production runs;

•                          optimizing our epitaxial growth processes to create layers that efficiently convert electrical current into light;

•                          employing a copper alloy base manufacturing technology to improve our chip’s thermal and electrical performance;

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

We were incorporated in Delaware in January 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. In August 2011, we acquired a 51% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which is engaged in the design, manufacture and sale of lighting fixtures and systems. In addition, as of November 30, 2012, we owned a 50% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. We account for our investment in SILQ using the equity method of accounting.

As of November 30, 2012, we owned a 49% equity interest in China SemiLEDs, an equity method investee that had originally been significant to our China strategy, but that we wrote down to a carrying value of zero at August 31, 2012. See discussion further below.

In October 2012, the Company acquired a 9.9% equity interest in High Power Optoelectronics, Inc. (“HPO”) for total cash consideration of $2.9 million and has an option to increase its equity interest to more than 50% within one year of the acquisition. We have also become the exclusive distributor for HPO’s LED products having a wavelength that is 560 microns or shorter and a distributor for those that are longer. In addition, we have entered into a joint research and development agreement with HPO to develop LED products. The acquisition was for strategic reasons, including, among other things, to focus on the Taiwan market, to expand our product portfolio and diversify our sales and to develop complementary technologies and products.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•                          General economic conditions and geographic concentration.  The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the global financial markets moderated thereafter, concerns remain that problems affecting the economies and budgets of European Union members, a slowdown in China and some other developing markets and the inability of the United States to sustain a more robust economic recovery, may precipitate wider global contraction that could have a significant impact on the LED industry and our financial results. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including China, Taiwan, Russia and the United States. Given that we are an early-stage company operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. In addition, we derive a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three months ended November 30, 2012, sales to our three largest customers, in the aggregate, accounted for 23% of our revenues.

•                          Industry growth and demand for products and applications using LED chips.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and impact our financial performance. Since a substantial portion of our LED chips and LED components and our lighting products is used by end-users in general lighting applications, the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips, LED components and LED lighting products. Fluctuations in demand of LED lights products will also affect the results of Ning Xiang.

•                          Average selling price of our products.  Our financial performance is affected by the average selling price of our LED chips and LED components. The price that we charge to our customers is subject to a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, the size of the order and our relationship with the relevant customer, as well as general market and economic conditions. Competition in the markets for LED products is intense, and we expect that competition will continue to increase. Increased competition, which began in calendar year 2011, and continued through the first quarter of our fiscal 2013, created a highly aggressive pricing environment. Some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. When prices decline, we must also write down the value of our inventory. Average selling prices are also affected by the mix of products that we sell in any given period. In particular, as the LED industry develops and technical specifications and market standards change, we must continue to develop and offer competitive products that meet our customers’ specifications and pricing requirements. Average selling prices for our LED chips and LED components are also impacted to a significant extent by the stage of our products’ life cycles, with average selling prices being higher early in the life cycle of a product and prices decreasing over time as products age and new products with higher efficacies are introduced. Therefore, our ability to continue to innovate by introducing higher efficacy LED chips at lower costs will have a material influence on our ability to improve our product margins, although in the near term the introduction of such higher efficacy LED chips may further reduce the selling prices of our existing products or render them obsolete. Reduction in the average selling price of LED lighting products will also affect the results of Ning Xiang.

•                          Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4” wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4” wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have limited impact on our gross profit, as we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips, starting in the fourth quarter of our fiscal 2011 and continuing through the first quarter of our fiscal 2013, and must absorb a high level of fixed cost such as depreciation. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially if we are to grow.

•                          Intellectual property issues.  Competitors of ours and other third parties have in the past and will likely from time to time in the future allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. We have settled the intellectual property dispute involving Cree. We agreed to the entry of a permanent injunction that was effective October 1, 2012 that precludes us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after that date and to payment of a settlement fee for past damages. All remaining claims between Cree and us were withdrawn without prejudice, with each retaining the right to assert them in the future. However, other third parties may also assert infringement claims against our customers with respect to our products, or our customers’ products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers’ continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations.

•                          Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. During the fourth quarter of our fiscal 2012, we announced the launch of our new EV LED product series, capable of operating at a higher junction temperature and with higher thermal endurance, as well as a new ceramic LED component that incorporates the EV chip and also offers customers greater flexibility in making color choices. Our near-term success will depend upon how attractive these products are to our customers versus competitors’ offerings and our customers’ willingness and promptness in qualifying the EV LED products.

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

•                          Our ability to realize our strategic initiatives.  Our China strategy was initially premised on continuing our growth in China through China SemiLEDs. The launch of China SemiLEDs was not successful, coinciding with a downturn in the number of LED street and tunnel light projects financed by the Chinese government, which was its target market. Although it tried to shift its focus, China SemiLEDs faced intense competition and it was decided to suspend operations temporarily until all shareholders agreed to a new operating plan. The shareholders of China SemiLEDs have been working towards implementing a restructuring of China SemiLEDs and agreed upon a restructuring plan on January 11, 2013. Under the agreed restructuring plan, China SemiLEDs’ second largest shareholder would contribute an additional RMB50.0 million (approximately $8.0 million) to China SemiLEDs and increase its ownership interest to approximately 60.5%, the effect of which would be to dilute the ownership interests of all other shareholders, including ours. Under the new capital structure, our ownership interest would be approximately 16.3%. The new majority owner would also assume control of China SemiLEDs’ operations. We have agreed to the restructuring plan. If we change our decision related to the agreed restructuring plan without any justification, we would be liable to the new majority owner for its losses and damages. Even with the infusion of this new capital, it is uncertain whether China SemiLEDs will be successful. We may not be able to recover anything from our investment. Furthermore, we now no longer view China SemiLEDs as the vehicle to drive our growth in China. As the world’s second largest economy and one that is geographically close to our manufacturing operations, China continues to represent a key market for our products and we will now be executing our China strategy through our wholly owned subsidiary based in Shenzhen, China, to exploit the opportunities that it presents and to serve our customers in China.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months ended November 30, 2012 as compared to those disclosed in our 2012 Annual Report.

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

The translations from NT dollars to U.S. dollars for periods prior to January 1, 2011 were made at the exchange rates published on OANDA.com. For January 1, 2011 and all later dates and periods, the exchange rate refers to the exchange rate as set forth in the statistical release of the Bank of Taiwan. On August 31, 2012, the exchange rate was 29.93 NT dollars to one U.S. dollar. On November 30, 2012, the exchange rate was 29.06 NT dollars to one U.S. dollar. On January 7, 2013, the exchange rate was 29.01 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End

Fiscal 2011	29.53	32.04	31.26	29.01
Fiscal 2012	29.86	30.68	28.95	29.93
September 2012	29.53	29.89	29.29	29.30
October 2012	29.26	29.32	29.19	29.22
November 2012	29.13	29.25	29.00	29.06
December 2012	29.06	29.09	29.04	29.04
January 2013 (through January 7, 2013)	29.00	29.01	29.00	29.01

(1)  Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2012 Compared to the Three Months Ended November 30, 2011

Revenues, net

Our revenues decreased by approximately 8% from $6.7 million for the three months ended November 30, 2011 to $6.2 million for the three months ended November 30, 2012. The $0.5 million decrease in revenues reflected a $0.6 million decrease in revenues attributable to sales of LED components and a $0.2 million decrease in revenues attributable to sales of LED chips, offset in part by a $0.3 million increase in other revenues.

Revenues attributable to the sales of our LED components represented 39% and 45% of our revenues for the three months ended November 30, 2012 and 2011, respectively. The decrease in revenues attributable to sales of LED components was due to a 33% decrease in the volume of LED components sold, primarily as a result of a decline in demand for a category of lower-priced LED components that we sold in significant volume during the three months ended November 30, 2011. The impact of the decrease in volume, however, was offset in part by a 17% increase in the average selling price of LED components, primarily as a result of a shift in our product mix to a reduced proportion of lower-priced LED components, and our introduction of new, higher-priced LED components starting in the fourth quarter of our fiscal 2012.

Revenues attributable to the sales of our LED chips represented 29% and 30% of our revenues for the three months ended November 30, 2012 and 2011, respectively. The decrease in revenues attributable to sales of LED chips was due to a 48% decrease in the average selling price of LED chips, offset in part by a 65% increase in the volume of LED chips sold. The average selling price for our LED chips decreased primarily as a result of downward pricing pressure for existing products and existing inventory and our sales of a category of lower-priced LED chips, and also because we adopted a more aggressive pricing strategy to drive sales of older inventory in our LED chips portfolio. The increase in the volume of LED chips sold reflected our sales of such lower-priced LED chips and older inventory.

The increase in other revenues was primarily due to a $0.3 million increase in revenues from sales of lighting products. Revenues attributable to the sales of lighting products represented 22% and 15% of our revenues for the three months ended November 30, 2012 and 2011, respectively. The increase in revenues attributable to sales of lighting products was primarily due to a project-based order for sales to a customer during the three months ended November 30, 2012 compared to the three months ended November 30, 2011.

Cost of Revenues

Our cost of revenues increased by 26% from $7.6 million for the three months ended November 30, 2011 to $9.5 million for three months ended November 30, 2012. The increase in cost of revenues was primarily due to a $0.9 million increase in excess capacity charges for our LED chips, as we continued to suffer from the underutilization of our manufacturing capacity. The increase in our cost of revenues was also driven by higher sales volume of LED chips, a shift in product mix to higher cost LED component products and increased sales of lighting products for the three months ended November 30, 2012, which resulted in an increased amount of production costs. The increases, however, were offset in part by lower inventory valuation adjustments for the three months ended November 30, 2012.

Gross Loss

Our gross loss increased from $0.8 million for the three months ended November 30, 2011 to a loss of $3.3 million for the three months ended November 30, 2012. Our gross margin percentage was negative 53% for the three months ended November 30, 2012, as compared to negative 12% for the three months ended November 30, 2011, as a consequence of the reduction in revenues, primarily due to decrease in the average selling prices of LED chips, and increased cost of revenues, primarily due to excess capacity charges for our LED chips in the three months ended November 30, 2012, as more fully described above.

Operating Expenses

Research and development.  Our research and development expenses decreased from $1.7 million for the three months ended November 30, 2011 to $1.2 million for the three months ended November 30, 2012. The decrease was primarily due to a $0.6 million decrease in materials and supplies used in research and development, primarily as a result of fewer ongoing research and development activities during the three months ended November 30, 2012 than during the three months ended November 30, 2011. The decrease, however, was offset in part by a $0.2 million increase in salaries, bonuses and other benefits, primarily due to our hiring of additional employees and reassigned employees from other functions to the research and development function, as well as increased stock-based compensation cost for our research and development personnel.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $3.9 million for the three months ended November 30, 2011 to $3.7 million for the three months ended November 30, 2012. The decrease was mainly attributable to a $0.6 million decrease in professional service expenses for legal and advisory services and a $0.3 million decrease in compensation to our directors. We incurred higher legal and advisory service expense for the three months ended November 30, 2011 primarily due to our defense of a patent infringement lawsuit involving Cree, which we settled in June 2012, and due to our hiring of compensation consultant to assist in a compensation survey in the three months ended November 30, 2011. The decrease in compensation to our directors reflected the fact that we have two fewer non-employee directors, and grant-date fair value of restricted stock units for awards made to the directors in fiscal 2012 was also lower, than awards to directors made in fiscal 2011. The decreases were offset in part by a $0.7 million increase in bad debt expense in the three months ended November 30, 2012 compared to the three months ended November 30, 2012, primarily attributable to two customers. We have ceased making sales to these customers.

Other Income (Expenses)

Equity in losses from unconsolidated entities, net.  We recognized net losses from unconsolidated entities of $0.1 million for the three months ended November 30, 2012, as compared to $1.5 million for the three months ended November 30, 2011, primarily because, as described above, we no longer recognize the net losses reported by China SemiLEDs.

Foreign currency transaction gain (loss), net.  We recognized net foreign currency transaction loss of $0.9 million for the three months ended November 30, 2012, primarily due to the appreciation of the NT dollar against the U.S. dollar from demand deposits and certificates of deposit held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary. We recognized an insignificant amount of net foreign currency transaction gain for the three months ended November 30, 2011.

Income Tax Expense

Our effective tax rate is estimated to be approximately zero for fiscal 2013, since it is expected that Taiwan SemiLEDs, our primary operating subsidiary, will incur losses, and because we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits. Subsidiaries in Taiwan file their income tax returns separately.

Our effective tax rate was approximately zero for fiscal 2012, since Taiwan SemiLEDs, our primary operating subsidiary, incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits.

Net Loss Attributable to Noncontrolling Interests

We recognized a net loss attributable to noncontrolling interests of $0.2 million and $0.1 million for the three months ended November 30, 2012 ad 2011, respectively, which was attributable to the share of the net loss of Ning Xiang held by the remaining 49% noncontrolling holders.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of November 30, 2012 and August 31, 2012, we had cash, cash equivalents and short-term investments of $47.7 million and $56.1 million, respectively, which were predominately held in U.S. dollar-denominated demand deposits, money market funds and time deposits.

We have utilized operating lines of credit with certain banks to fulfill our short-term financing needs. We had the following credit facilities with certain banks which provided for approximately $7.1 million and $7.0 million in the aggregate as of November 30, 2012 and August 31, 2012, respectively:

•                          An unsecured NT dollar-denominated revolving credit facility providing for approximately $2.0 million as of both November 30, 2012 and August 31, 2012.

•                          A one-year Renminbi-denominated loan agreement that we entered into in July 2012 providing for approximately $5.1 million and $5.0 million credit facility as of November 30, 2012 and August 31, 2012, respectively. Borrowings under this credit facility are secured by cash collateral equal to the amounts outstanding or not less than 111% of the amounts outstanding if denominated in a different currency. Interest is calculated at a variable rate based on the interest rate published by the bank plus 2%. We have not drawn down on this credit facility.

Total outstanding balances of these lines of credit were $0 and $1.6 million as of November 30, 2012 and August 31, 2012, respectively. The outstanding balance as of August 31, 2012 included a $1.1 million from an expired line of credit, which we paid off in October 2012. As of August 31, 2012, the balance outstanding under these lines of credit had maturity dates of six to eight months from the date of draw, one with a fixed interest rate of 1.8% per annum and one with a variable interest rate of 1.8% per annum. Total unused amounts on the remaining lines of credit were $7.1 million and $6.5 million as of November 30, 2012 and August 31, 2012, respectively.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $5.9 million as of both November 30, 2012 and August 31, 2012. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.8% to 2.0% per annum as of both November 30, 2012 and August 31, 2012, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $14 thousand over the 15-year term of the note with final payment to occur in May 2024; as of November 30, 2012, our outstanding balance on this note payable was approximately $1.7 million.

•                          The second note payable requires monthly payments of principal and interest in the amount of $30 thousand over the five-year term of the note with final payment to occur in August 2014; as of November 30, 2012, our outstanding balance on this note payable was approximately $0.6 million.

•                          The third note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in May 2015; as of November 30, 2012, our outstanding balance on this note payable was approximately $0.8 million.

•                          The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025; as of November 30, 2012, our outstanding balance on this note payable was approximately $2.7 million.

Property, plant and equipment pledged as collateral for our notes payable were $9.5 million and $9.9 million as of November 30, 2012 and August 31, 2012, respectively, and as of August 31, 2012, also for an outstanding balance under one of our lines of credit.

In January 2013, we entered into a NT dollar-denominated long-term credit facility providing for approximately $4.1 million. The term of each draw down is three years and interest is calculated at a variable rate based on the annual time deposit rate plus an annual rate of 0.63%. The credit facility is secured by our manufacturing equipment. We had drawn down $1.0 million on January 11, 2013 at an initial interest rate of 2.0% per annum.

We incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $49.5 million and $16.1 million during the years ended August 31, 2012 and 2011, respectively. For the three months ended November 30, 2012, net loss attributable to SemiLEDs stockholders was $8.9 million. The only recent year in which we have been profitable was the year ended August 31, 2010, in which we generated net income attributable to SemiLEDs stockholders of $10.8 million. We believe that, based on our current level of operations and spending needs, our current level of cash, cash equivalents and short-term investments will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flow

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2012	2011
Net cash used in operating activities	$(3,250)	$(3,456)
Net cash used in investing activities	(3,924)	(5,913)
Net cash used in financing activities	(1,866)	(208)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three months ended November 30, 2012 was $3.3 million, compared to net cash used in operating activities for the three months ended November 30, 2011 of $3.5 million. Cash used in operating activities for the three months ended November 30, 2012 was $0.2 million lower, primarily due to a decrease in cash used to pay for professional service expenses, offset in part by a decrease in cash collected from customers. Cash used to pay for professional service expenses was higher during the three months ended November 30, 2011, primarily due to our defense of a patent infringement lawsuit involving Cree, which we settled in June 2012. Cash collected from customers was lower during the three months ended November 30, 2012, primarily because revenues were $0.4 million lower than for the three months ended November 30, 2011.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended November 30, 2012 was $3.9 million, which consisted primarily of our $2.9 million investment in HPO and the purchases of $1.7 million in property, plant and equipment of representing primarily the purchases of machinery and equipment. These were offset in part by proceeds from the sale of short-term investments of $0.5 million, which consisted of time deposits with initial maturities of greater than three months, and return of our investment in a joint venture entity, SS Optoelectronics Co., Ltd., of $0.3 million.

Net cash used in investing activities for the three months ended November 30, 2011 was $5.9 million and consisted primarily of the purchases of machinery and equipment, and payments for expanding and upgrading our manufacturing facilities at our Hsinchu, Taiwan headquarters.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the three months ended November 30, 2012 was $1.9 million and consisted primarily of payments on lines of credit of $1.6 million and payments of long-term debt of $0.2 million.

Net cash used in financing activities for the three months ended November 30, 2011 was $0.2 million and consisted primarily of payments of long-term debt of $0.2 million.

Capital Expenditures

We had capital expenditures of $1.7 million and $5.8 million for the three months ended November 30, 2012 and 2011, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

During the three months ended November 30, 2012, we had no off-balance sheet arrangements. We do not have any interests in variable interest entities.

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited interim condensed consolidated financial statements, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily:

Interest Rate Risk

As of November 30, 2012, we had cash, cash equivalents and short-term investments of $47.7 million, consisting of demand deposits, money market funds and time deposits. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the three months ended November 30, 2012 would not have had a material impact on our unaudited interim condensed consolidated financial statements.

As of November 30, 2012, we had long-term notes payable of $5.9 million and no amounts outstanding under our lines of credit. The long term notes carry variable interest rates and these interest rates, which ranged from 1.8% to 2.0% per annum as of November 30, 2012, are based on the annual time deposit rate plus a specific spread. A hypothetical 10% change in the interest rates during the three months ended November 30, 2012 would not have had a material impact on our unaudited interim condensed consolidated financial statements.

Foreign Exchange Risk

The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, Ning Xiang and certain other subsidiaries, is the NT dollar, and the functional currency for Xuhe Guangdian Co., Ltd., or Shenzhen SemiLEDs, is the Renminbi. We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars at exchange rates in effect at each balance sheet date and record the resulting translation adjustments to the accumulated other comprehensive income (loss) within equity. Certain of our non-U.S. subsidiaries also hold cash, cash equivalents and short-term investments in currencies other than their functional currencies, such as in U.S. dollar-denominated demand deposits and time deposits. In addition, a portion of our revenues and expenses are currently earned and paid, respectively, by our non-U.S. subsidiaries in currencies other than their functional currencies, mainly in U.S. dollars and to a lesser extent in Japanese Yen. We translate income and expense accounts at average exchange rates during the applicable period. Our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our consolidated statements of operations. If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected due to changes in foreign exchange rates. A hypothetical 10% adverse change in foreign currency exchange rates between the U.S. dollar and NT dollar during the three months ended November 30, 2012 would have resulted in an adjustment to the accumulated other comprehensive income or loss of $8.2 million and an additional foreign exchange loss of approximately $2.9 million.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2012 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for the initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through November 30, 2012, we had used $26.5 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We also used $5.2 million to acquire and invest in other businesses, and $22.8 million for working capital and other general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Repurchases

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMILEDS CORPORATION
(Registrant)

Dated:	January 14, 2013	By:	/s/ Trung Tri Doan
		Name:	Trung Tri Doan
		Title:	Chairman and President and Chief Executive Officer
(Duly Authorized Officer)

Dated:	January 14, 2013	By:	/s/ Timothy Lin
		Name:	Timothy Lin
		Title:	Interim Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.