Form 10-K/A
period 2012-08-31
SemiLEDs Corp
filed 2013-02-07
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number including area code: +886-37-586788

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Select Market on such date, was approximately $45.7 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of December 3, 2012: 27,471,226.

Documents Incorporated By Reference:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

The purpose of this Amendment  No. 1 (the “Amendment”) to the Annual Report on Form 10-K of SemiLEDs Corporation (the “Company”) for the year ended August 31, 2012 (the “2012 Form 10-K”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 13, 2012, is to amend and restate in their entirety Item 15 and Exhibit 99.1 thereof to revise the Independent Auditor’s Report included in Exhibit 99.1.  No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2012 Form 10-K.  This Amendment does not reflect events occurring after the filing of the 2012 Form 10-K.  Accordingly, this Amendment should be read in conjunction with the 2012 Form 10-K and the Company’s other filings with the SEC.

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

•                  Independent Auditor’s Report

•                  Balance Sheets

•                  Statements of Operations

•                  Statements of Equity and Comprehensive Loss

•                  Statements of Cash Flows

•                  Notes to Financial Statements

(3)                                 Exhibits:

The exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10-K, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 7, 2013	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung T. Doan
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto	S-1/A	333-168624	3.1 (c)	November 22, 2010

3.2	Amended and Restated Articles of Association of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	99.1	September 14, 2010

3.3	Amended and Restated Bylaws of Registrant	S-1/A	333-168624	3.2 (b)	November 22, 2010

4.1	Form of Common Stock Certificate	S-1/A	333-168624	4.1	November 22, 2010

4.2	Amended and Restated Investor Rights Agreement by and among SemiLEDs Corporation and certain investors and stockholders, dated April 1, 2010	S-1	333-168624	4.2	August 6, 2010

10.1†	2005 Equity Incentive Plan (amended March 1, 2010)	S-1	333-168624	10.1	August 6, 2010

10.2†	2010 Equity Incentive Plan	S-1/A	333-168624	10.2	November 12, 2010

10.3†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S-1	333-168624	10.3	August 6, 2010

10.4†	Amended and Restated Employment Agreement with Dr. Anh Chuong Tran, dated March 15, 2005	S-1	333-168624	10.4	August 6, 2010

10.5†	Employment Agreement with David Young, dated August 14, 2007	S-1/A	333-168624	10.5	September 14, 2010

10.6†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8-K	001-34992	99.1	February 9, 2012

10.7†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8-K	001-34992	99.1	February 24, 2012

10.8	Form of Proprietary Information and Inventions Agreement	S-1/A	333-168624	10.8	September 14, 2010

10.9	Form of Non-competition Agreement	S-1/A	333-168624	10.9	September 14, 2010

10.10†	Form of Option Agreement for the 2010 Equity Incentive Plan	S-1/A	333-168624	10.10	November 16, 2010

10.11†	Form of Indemnification Agreement with directors and officers	S-1/A	333-168624	10.11	October 26, 2010

10.12	Promoters Agreement of Xurui Guangdian Co., Ltd. dated December 25, 2009 (translation)	S-1/A	333-168624	10.12	September 14, 2010

10.13	Capital Increase Agreement of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	10.13	September 14, 2010

10.14	Amended and Restated Patent Assignment and License Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated July 19, 2010, amended on September 20, 2010 (translation)	S-1/A	333-168624	10.14	October 6, 2010

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	Patent Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.15	September 14, 2010

10.16	Trademark Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.16	September 14, 2010

10.17

Agreement for Issuance of Overseas Letter of Credit between E. SUN Commercial Bank and Semi-Photonics Co., Ltd. (former name of SemiLEDs Optoelectronics Co., Ltd.), dated December 1, 2006 (translation)

		S-1/A	333-168624	3.1 (b)	October 6, 2010

10.18	Warranty agreement between Semi-Photonics Co., Ltd. (former name of SemiLEDs Optoelectronics Co., Ltd.) and Lite-On Technology Corporation, dated March 13, 2009	S-1/A	333-168624	10.18	September 14, 2010

10.19	Lease agreement between Luxxon Technology Corporation and Semi-Photonics Co., Ltd. (former name of SemiLEDs Optoelectronics Co., Ltd.), dated December 1, 2006	S-1/A	333-168624	10.19	October 6, 2010

10.20	Collaboration and Distribution Agreement between Intematix Corporation and SemiLEDs Corporation dated April 18, 2007	S-1/A	333-168624	10.20	October 26, 2010

10.21	International Distribution Agreement between Semi-Photonics Co., Ltd. and Nanoteco Corporation dated December 20, 2006	S-1/A	333-168624	10.21	October 6, 2010

10.22	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2009 (translation)	S-1/A	333-168624	10.22	October 6, 2010

10.23	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 22, 2009 (translation)	S-1/A	333-168624	10.23	October 6, 2010

10.24	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2010 (translation)	S-1/A	333-168624	10.24	October 6, 2010

10.25	Purchase and Sale Agreement between SemiLEDs Optoelectronics Co., Ltd. and Prime Optical Fiber Corporation dated September 17, 2010	S-1/A	333-168624	10.25	November 12, 2010

10.26	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated November 10, 2010 (translation)	10-Q	001-34992	10.1	April 12, 2011

10.27†	Employment Agreement with Yingku Adam Lin, dated April 21, 2011	10-Q	001-34992	10.1	July 12, 2011

10.29	Comprehensive Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co. Ltd., dated June 16, 2011	10-Q	001-34992	10.4	July 12, 2011

10.30†	Offer Letter of Ilkan Cokgor	10-K	001-34992	10.30	December 13, 2012

21.1	List of Subsidiaries	10-K	001-34992	21.1	December 13, 2012

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	10-K	001-34992	23.1	December 13, 2012

23.2	Consent of ShineWing Certified Public Accountants					X

23.3	Consent of KPMG, Independent Registered Public Accounting Firm	10-K	001-34992	23.3	December 13, 2012

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

31.2	Certification of Interim Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350					X

99.1	Xurui Guangdian Co., Ltd. Financial Statements as of August 31, 2012 (Audited) and 2011 (Unaudited) and for the years then ended					X

101.INS*	XBRL Instance Document	10-K	001-34992	101.INS	December 13, 2012

101.SCH*	XBRL Taxonomy Extension Schema Document	10-K	001-34992	101.SCH	December 13, 2012

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-34992	101.CAL	December 13, 2012

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-34992	101.DEF	December 13, 2012

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-34992	101.LAB	December 13, 2012

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-34992	101.PRE	December 13, 2012

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