Form 10-Q
period 2013-02-28
SemiLEDs Corp
filed 2013-04-12
CIK 1333822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,542,632 shares of common stock, par value $0.0000056 per share, outstanding as of April 5, 2013.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2013

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 28, 2013	August 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,886	$47,228
Short-term investments	—	8,831
Accounts receivable, net of allowance for doubtful accounts of $1,377 and $577 as of February 28, 2013 and August 31, 2012, respectively	3,385	4,759
Accounts receivable from related parties, net of allowance for doubtful accounts of $1,393 and $1,405 as of February 28, 2013 and August 31, 2012, respectively	47	157
Inventories	10,175	13,016
Prepaid expenses and other current assets	1,490	1,130
Total current assets	58,983	75,121
Property, plant and equipment, net	43,382	46,642
Intangible assets, net	1,420	1,552
Goodwill	1,082	1,072
Investments in unconsolidated entities	4,331	1,821
Other assets	1,576	1,326
TOTAL ASSETS	$110,774	$127,534
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$—	$1,585
Current installments of long-term debt	1,572	967
Accounts payable	3,357	5,768
Accrued expenses and other current liabilities	4,144	4,969
Deferred income, current portion	51	51
Total current liabilities	9,124	13,340
Long-term debt, excluding current installments	5,716	4,953
Deferred income, net of current portion	365	390
Total liabilities	15,205	18,683
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—32,143 shares authorized; 27,543 shares and 27,470 shares issued and outstanding as of February 28, 2013 and August 31, 2012, respectively	—	—
Additional paid-in capital	168,050	167,070
Accumulated other comprehensive income	6,205	5,179
Accumulated deficit	(79,345)	(64,431)
Total SemiLEDs stockholders’ equity	94,910	107,818
Noncontrolling interests	659	1,033
Total equity	95,569	108,851
TOTAL LIABILITIES AND EQUITY	$110,774	$127,534

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Revenues, net	$4,830	$7,905	$11,057	$14,652
Cost of revenues	8,183	8,627	17,698	16,196
Gross loss	(3,353)	(722)	(6,641)	(1,544)
Operating expenses:
Research and development	1,034	2,023	2,257	3,712
Selling, general and administrative	2,620	3,045	6,283	6,950
Total operating expenses	3,654	5,068	8,540	10,662
Loss from operations	(7,007)	(5,790)	(15,181)	(12,206)
Other income (expenses):
Equity in losses from unconsolidated entities, net	(23)	(1,176)	(98)	(2,702)
Interest income, net	29	12	34	16
Other income, net	54	47	106	95
Foreign currency transaction gain (loss), net	766	(407)	(160)	(348)
Total other income (expenses), net	826	(1,524)	(118)	(2,939)
Loss before income taxes	(6,181)	(7,314)	(15,299)	(15,145)
Income tax expense	3	—	3	—
Net loss	(6,184)	(7,314)	(15,302)	(15,145)
Less: Net loss attributable to noncontrolling interests	(193)	(200)	(388)	(310)
Net loss attributable to SemiLEDs stockholders	$(5,991)	$(7,114)	$(14,914)	$(14,835)
Net loss attributable to SemiLEDs common stockholders:
Basic and diluted	$(5,991)	$(7,114)	$(14,914)	$(14,835)
Net loss per share attributable to SemiLEDs common stockholders:
Basic and diluted	$(0.22)	$(0.26)	$(0.54)	$(0.54)
Shares used in computing net loss per share attributable to SemiLEDs common stockholders:
Basic and diluted	27,531	27,383	27,513	27,343

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net loss attributable to SemiLEDs stockholders	$(5,991)	$(7,114)	$(14,914)	$(14,835)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,660)	2,670	1,026	(296)
Comprehensive loss attributable to SemiLEDs stockholders	$(7,651)	$(4,444)	$(13,888)	$(15,131)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net loss attributable to noncontrolling interests	$(193)	$(200)	$(388)	$(310)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(15)	42	14	(27)
Comprehensive loss attributable to noncontrolling interests	$(208)	$(158)	$(374)	$(337)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 28,	February 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,302)	$(15,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,183	4,058
Stock-based compensation expense	977	1,616
Bad debt expense	805	—
Provisions for inventory write-downs	1,208	1,605
Equity in losses from unconsolidated entities, net	98	2,702
Income recognized on patents assignment	(26)	(26)
Changes in operating assets and liabilities:
Accounts receivable, net	730	1,557
Inventories	1,789	(3,490)
Prepaid expenses and other	(355)	32
Accounts payable	(792)	787
Accrued expenses and other current liabilities	(801)	(1,699)
Net cash used in operating activities	(7,486)	(8,003)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including interest capitalized	(2,043)	(9,099)
Purchase of investments	(2,873)	—
Payments for development of intangible assets	(266)	(189)
Proceeds from sale of short-term investments	8,831	—
Proceeds from return of investment in unconsolidated entity	250	—
Other investing activities, net	5	(2)
Net cash provided by (used in) investing activities	3,904	(9,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4	60
Proceeds from line of credit	—	1,094
Payments on line of credit	(1,623)	(900)
Proceeds from long-term debt	1,820	—
Payments of long-term debt	(490)	(471)
Net cash used in financing activities	(289)	(217)
Effect of exchange rate changes on cash and cash equivalents	529	267
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,342)	(17,243)
CASH AND CASH EQUIVALENTS—Beginning of period	47,228	83,619
CASH AND CASH EQUIVALENTS—End of period	$43,886	$66,376
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$1,487	$383

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

Business—SemiLEDs Corporation (“SemiLEDs”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly and majority owned subsidiaries and joint ventures. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED chips and LED components, but lighting products have also become an increasingly important part of the Company’s business. A portion of the Company’s business consists of the sale of contract manufactured LED components. The Company’s customers are concentrated in a few select markets, including China, Taiwan, Russia and the United States.

On December 8, 2010, SemiLEDs completed its initial public offering in the United States and sold 6,038 thousand new common shares. The Company’s common shares are listed on the NASDAQ Global Select Market under the symbol “LEDS.”

As of February 28, 2013, SemiLEDs had seven wholly owned subsidiaries and a 51% equity interest in Ning Xiang Technology Co., Ltd., which it acquired in August 2011. The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently take place and where a substantial portion of the assets are held and located.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 13, 2012. The unaudited condensed consolidated balance sheet as of August 31, 2012 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of February 28, 2013, the statements of operations and comprehensive loss for the three and six months ended February 28, 2013 and February 29, 2012, and the statements of cash flows for the six months ended February 28, 2013 and February 29, 2012. The results for the three or six months ended February 28, 2013 are not necessarily indicative of the results to be expected for the year ending August 31, 2013.

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

The Company keeps its cash, cash equivalents and short-term investments in demand deposits, certificates of deposit and time deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 28, 2013 and August 31, 2012, cash, cash equivalents and short-term investments of the Company consisted of the following (in thousands):

Cash, Cash Equivalents and Short-term Investments by Location	February 28, 2013	August 31, 2012
United States:
Denominated in U.S. dollars	$18,661	$18,744
Taiwan:
Denominated in U.S. dollars	22,645	34,477
Denominated in New Taiwan dollars	1,592	2,193
Denominated in other currencies	188	235
China (including Hong Kong):
Denominated in U.S. dollars	376	376
Denominated in Renminbi	423	33
Denominated in H.K. dollars	1	1
Total cash, cash equivalents and short-term investments	$43,886	$56,059

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

Net revenues generated from sales to the top ten customers represented 46% and 39% of the Company’s net revenues for the three and six months ended February 28, 2013, respectively, and 70% and 60% of the Company’s net revenues for the three and six months ended February 29, 2012, respectively.

The Company’s revenues have been concentrated in a few select markets, including China, Taiwan, Russia and the United States. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 63% and 62% of the Company’s net revenues for the three and six months ended February 28, 2013, respectively, and 77% and 81% of the Company’s net revenues for the three and six months ended February 29, 2012, respectively.

Recently Issued Accounting Pronouncements

Presentation of comprehensive income—Effective on September 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 increases the prominence of other comprehensive income in the financial statements. The Company has elected to present the components of net income and comprehensive income in two consecutive financial statements. The Company adopted ASU 2011-05 retrospectively for all periods presented.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. ASU 2013-02 is effective prospectively for the Company beginning in the first quarter of fiscal 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2013-02 to have a material impact on the Company’s consolidated financial statements.

3. Balance Sheet Components

Inventories

Inventories as of February 28, 2013 and August 31, 2012 consisted of the following (in thousands):

	February 28, 2013	August 31, 2012
Raw materials	$2,440	$2,999
Work in process	3,227	4,065
Finished goods	4,508	5,952
Total	$10,175	$13,016

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2013 and August 31, 2012 consisted of the following (in thousands):

	February 28, 2013	August 31, 2012
Buildings and improvements	$14,636	$14,501
Machinery and equipment	65,237	64,267
Leasehold improvements	3,172	3,143
Other equipment	2,140	2,249
Construction in progress	2,483	2,546
Total property, plant and equipment	87,668	86,706
Less: Accumulated depreciation, amortization and impairment(1)	(44,286)	(40,064)
Property, plant and equipment, net	$43,382	$46,642

(1)       Includes an impairment charge of $7,507 thousand on certain of the Company’s property, plant and equipment for the year ended August 31, 2012. The impairment charge was primarily related to machinery and equipment used in the manufacturing of LED chips.

Intangible Assets

Intangible assets as of February 28, 2013 and August 31, 2012 consisted of the following (in thousands):

	February 28, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	16	$620	$167	$453
Acquired technology	4	168	123	45
Customer relationships	5	1,349	427	922
Total		$2,137	$717	$1,420

	August 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$585	$146	$439
Acquired technology	4	167	101	66
Customer relationships	5	1,337	290	1,047
Total		$2,089	$537	$1,552

4. Investments in Unconsolidated Entities

The Company’s ownership interest and investments in unconsolidated entities as of February 28, 2013 and August 31, 2012 consisted of the following (in thousands, except percentages):

	February 28, 2013		August 31, 2012
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd.	50%	$441	50%	$525
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
SS Optoelectronics Co., Ltd. (“SS Optoelectronics”)	—	—	49%	248
Cost method investments	Various	3,890	Various	1,048
Total investments in unconsolidated entities		$4,331		$1,821

There were no dividends received from unconsolidated entities through February 28, 2013.

Equity Method Investments

The carrying amount of the Company’s investment in China SemiLEDs was reduced to zero as of August 31, 2012 as a result of the Company recognizing its proportionate share of the net loss reported by China SemiLEDs. The excess of the Company’s share of the net assets of China SemiLEDs over the carrying value of this investment was $4.6 million as of August 31, 2012. The Company has suspended using the equity method of accounting and will no longer amortize the excess of the Company’s share of the net assets of China SemiLEDs over the carrying value of this investment until its share of future income, if any, from China SemiLEDs is sufficient to recover its share of the cumulative losses that have not previously been recognized.

In September 2012, SS Optoelectronics was dissolved in accordance with its joint venture agreement and the Company received return of investment of $250 thousand.

The fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments, except for China SemiLEDs which had a zero carrying amount at February 28, 2013, are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

5. Indebtedness

In January 2013, the Company entered into a NT dollar-denominated long-term credit facility providing for approximately $4.1 million of borrowing capacity. The term of each draw down is three years and interest is calculated at a variable rate based on the annual time deposit rate plus an annual rate of 0.63%. The credit facility is secured by the Company’s manufacturing equipment. As of February 28, 2013, the Company had drawn down $1.8 million, which requires monthly payments of principal and interest in the amount of $51 thousand with final payment to occur in February 2016. The interest rate on the outstanding balance under the facility was 2.0% per annum as of February 28, 2013.

6. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are noncancellable and which expire at various dates between August 2013 and December 2020. Lease expense related to these noncancellable operating leases was $202 thousand and $404 thousand for the three and six months ended February 28, 2013, respectively, and $196 thousand and $396 thousand for the three and six months ended February 29, 2012, respectively. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of February 28, 2013 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2013	$443
2014	855
2015	926
2016	870
2017	266
Thereafter	241
Total	$3,601

Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $4.1 million and $3.7 million as of February 28, 2013 and August 31, 2012, respectively.

Litigation—From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. There were no material pending legal proceedings and claims as of February 28, 2013 and, to the best knowledge of management, there were none threatened as of February 28, 2013.

7. Stock-based Compensation

As of August 31, 2010, the Company had one stock-based compensation plan (the “2005 Plan”). In November 2010, SemiLEDs’ board of directors and its stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”), which became effective upon the completion of the initial public offering on December 8, 2010.

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

In February 2013, SemiLEDs granted 211 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of February 6, 2013 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $0.71 per unit.

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

Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. A forfeiture rate of zero is estimated for stock-based awards with vesting term that is less than or equal to one year from the date of grant.

A summary of the stock-based compensation expense for the three and six months ended February 28, 2013 and February 29, 2012 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Cost of revenues	$259	$422	$442	$592
Research and development	137	145	231	194
Selling, general and administrative	245	398	304	830
	$641	$965	$977	$1,616

8. Net Loss Per Share of Common Stock

The following shares and stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Stock units and stock options to purchase common stock	253	185	$320	185
Common stock subject to repurchase	—	1	—	1

9. Income Taxes

The Company’s loss before income taxes for the three and six months ended February 28, 2013 and February 29, 2012 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
U.S. operations	$(601)	$(1,758)	$(1,294)	$(4,117)
Foreign operations	(5,580)	(5,556)	(14,005)	(11,028)
Loss before income taxes	$(6,181)	$(7,314)	$(15,299)	$(15,145)

As of February 28, 2013 and August 31, 2012, the Company had unrecognized tax benefits related to tax positions taken in prior periods of $149 thousand and $145 thousand, respectively, all of which would impact the Company’s effective tax rate if recognized. The impact would be offset by an adjustment to the valuation allowance.

Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2012 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in U.S. federal and state or foreign jurisdictions.

10. Related-Party Transactions

The following material related-party transactions were reported in the Company’s unaudited interim condensed consolidated statements of operations during the three and six months ended February 28, 2013 and February 29, 2012 (in thousands):

		Three Months Ended		Six Months Ended
		February 28,	February 29,	February 28,	February 28,
Related Parties	Transactions	2013	2012	2013	2012
China SemiLEDs	Sales of goods	$—	$—	$11	$26
China SemiLEDs	Rendering of service	—	10	—	250
China SemiLEDs	Purchase of goods	281	—	301	—
China SemiLEDs	Income recognized on patents assignment	13	13	26	26

Goods were bought and sold and services were provided in the ordinary course of business at prices and on terms negotiated on an arm’s length basis. Income from the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement entered into in March 2011 was initially deferred and is being amortized in other income over the life of the assigned patents.

As of February 28, 2013 and August 31, 2012, the Company had accounts receivable from China SemiLEDs arising from the sales of goods and provision of services, as described above, the payment of expenses on behalf of China SemiLEDs, and the sale of equipment during fiscal 2012 in the amount of $244 thousand, and notes receivable from short-term lines of credit extended to China SemiLEDs during fiscal 2012 in an aggregate amount of approximately $0.2 million, which China SemiLEDs had defaulted upon. Management evaluated the Company’s ability to collect on these accounts and notes receivable from China SemiLEDs and recorded a charge to bad debt expense of $1,405 thousand at August 31, 2012. Amounts due from and to China SemiLEDs as of February 28, 2013 and August 31, 2012 were reported in the Company’s consolidated balance sheets as follows (in thousands):

	February 28, 2013	August 31, 2012
Accounts and notes receivable from related parties, net of allowance for doubtful accounts of $1,393 and $1,405 as of February 28, 2013 and August 31, 2012, respectively	$7	$118
Other current liabilities	$—	$65

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future results of operations of SemiLEDs Corporation, or “we,” “our” or the “Company,” and financial position, strategy and plans, our expectations for future operations, and our ability or inability to maintain compliance in the future with NASDAQ continued listing standards, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors. These factors include, among other things,

•                          Our ability to reduce our net losses and to restore our operations to profitability.

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

•                          The effect of new disclosure requirements under the new provisions of the Dodd-Frank Act relating to “conflict minerals,” which could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and shareholders.

•                          The impact on the trading price of our common stock if we are delisted for failure to meet the NASDAQ continued listing requirements if our stock trades below $1 per share.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have not assumed any obligation to, and you should not expect us to, update or revise these statements because of new information, future events or otherwise.

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, or the 2012 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

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

We sell blue, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including China, Taiwan, Russia and the United States. During the fourth quarter of our fiscal 2012, we launched our new “Enhanced Vertical,” or EV, LED product series in blue, green and UV, as well as a new ceramic LED component that incorporates the EV chip. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. We also contract other manufacturers to produce for our sale certain LED components products based on our design and technology requirements and under our quality control specifications and final inspection process. Our lighting products customers are primarily original design manufacturers of lighting products and the end-users of lighting devices.

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

We were incorporated in Delaware in January 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. In August 2011, we acquired a 51% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which is engaged in the design, manufacture and sales of lighting fixtures and systems. In addition, as of February 28, 2013, we owned a 50% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. We account for our investment in SILQ using the equity method of accounting.

As of February 28, 2013, we owned a 49% equity interest in China SemiLEDs, an equity method investee that had originally been significant to our China strategy, but that we wrote down to a carrying value of zero at August 31, 2012. See discussion further below.

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•                          General economic conditions and geographic concentration.  The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the global financial markets moderated thereafter, concerns remain that problems affecting the economies and budgets of European Union members, a slowdown in China and some other developing markets and the inability of the United States to sustain a more robust economic recovery, may precipitate wider global contraction that could have a significant impact on the LED industry and our financial results. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including China, Taiwan, Russia and the United States. Given that we are an early-stage company operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. In addition, we derive a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three and six months ended February 28, 2013, sales to our three largest customers, in the aggregate, accounted for 19% and 17% of our revenues, respectively.

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

•                         Average selling price of our products.  Our financial performance is affected by the average selling price of our LED chips and LED components. The price that we charge to our customers is subject to a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, the size of the order and our relationship with the relevant customer, as well as general market and economic conditions. Competition in the markets for LED products is intense, and we expect that competition will continue to increase. Increased competition, which began in calendar year 2011, and continued through the second quarter of our fiscal 2013, created a highly aggressive pricing environment. Some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. When prices decline, we must also write down the value of our inventory. Average selling prices are also affected by the mix of products that we sell in any given period. In particular, as the LED industry develops and technical specifications and market standards change, we must continue to develop and offer competitive products that meet our customers’ specifications and pricing requirements. Average selling prices for our LED chips and LED components are also impacted to a significant extent by the stage of our products’ life cycles, with average selling prices being higher early in the life cycle of a product and prices decreasing over time as products age and new products with higher efficacies are introduced. Therefore, our ability to continue to innovate by introducing higher efficacy LED chips at lower costs will have a material influence on our ability to improve our product margins, although in the near term the introduction of such higher efficacy LED chips may further reduce the selling prices of our existing products or render them obsolete. Reduction in the average selling price of LED lighting products will also affect the results of Ning Xiang.

•                          Changes in our product mix.  We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, in fiscal 2012, we placed greater emphasis on the sales of LED components rather than the sales of LED chip where we have been forced to cut prices on older inventory. In particular, we sold a significant volume of a category of lower-priced LED components designed to meet our customers’ demand. While such a shift in product mix to lower-priced products had lowered our average selling price, the significant sales volume had helped to improve revenues and gross margin in fiscal 2012. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our new EV LED product series of LED chips (particularly the UV market) and continue to expand the lower-priced LED components as appropriate. However, as we expand and diversify our product offering and with varying average selling prices, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

•                          Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4” wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4” wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have limited impact on our gross profit, as we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips, starting in the fourth quarter of our fiscal 2011, and continuing through the second quarter of our fiscal 2013, and must absorb a high level of fixed cost such as depreciation. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially if we are to grow.

•                          Intellectual property issues.  Competitors of ours and other third parties have in the past and will likely from time to time in the future allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. We have settled the intellectual property dispute involving Cree. We agreed to the entry of a permanent injunction that was effective October 1, 2012 that precludes us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after that date and to payment of a settlement fee for past damages. Revenue from sales in the United States of LED chips and LED components subject to the injunction accounted for 7% of our revenue for the year ended August 31, 2012. All remaining claims between Cree and us were withdrawn without prejudice, with each retaining the right to assert them in the future. However, other third parties may also assert infringement claims against our customers with respect to our products, or our customers’ products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers’ continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations.

•                          Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. During the fourth quarter of our fiscal 2012, we launched our new EV LED product series, capable of operating at a higher junction temperature and with higher thermal endurance, as well as a new ceramic LED component that incorporates the EV chip and also offers customers greater flexibility in making color choices. Our near-term success will depend upon how attractive these products are to our customers versus competitors’ offerings and our customers’ willingness and promptness in qualifying the EV LED products.

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

•                          Our ability to realize our strategic initiatives.  Our China strategy was initially premised on continuing our growth in China through China SemiLEDs. The launch of China SemiLEDs was not successful, coinciding with a downturn in the number of LED street and tunnel light projects financed by the Chinese government, which was its target market. Although it tried to shift its focus, China SemiLEDs faced intense competition and its shareholders decided to suspend operations temporarily until all shareholders agreed to a new operating plan. The shareholders of China SemiLEDs have been working towards implementing a restructuring of China SemiLEDs and entered into a restructuring agreement in February 2013. The restructuring is subject to the approval of the Department of Foreign Trade and Economic Cooperation of Guangdong Province. Under the agreed restructuring plan, China SemiLEDs’ second largest shareholder would contribute an additional RMB50.0 million (approximately $8.0 million) to China SemiLEDs and increase its ownership interest to approximately 60.5%, the effect of which would be to dilute the ownership interests of all other shareholders, including ours. Under the new capital structure, our ownership interest would be approximately 16.3%. The new majority owner would also assume control of China SemiLEDs’ operations. Even with the infusion of this new capital, it is uncertain whether China SemiLEDs will be successful. We may not be able to recover anything from our investment. Furthermore, we now no longer view China SemiLEDs as the vehicle to drive our growth in China. As the world’s second largest economy and one that is geographically close to our manufacturing operations, China continues to represent a key market for our products and we will now be executing our China strategy through our wholly owned subsidiary based in Shenzhen, China, to exploit the opportunities that it presents and to serve our customers in China.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the six months ended February 28, 2013 as compared to those disclosed in our 2012 Annual Report.

Exchange Rate Information

We are a Delaware corporation and, under SEC requirements, must report our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. At the same time, our subsidiaries use the local currency as their functional currency. For example, the functional currency for Taiwan SemiLEDs is the NT dollar. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, and income and expense accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded to a separate component of accumulated other comprehensive income (loss) within equity. Any gains and losses from transactions denominated in currencies other than their functional currencies are recognized in the consolidated statements of operations as a separate component of other income (expense). Due to exchange rate fluctuations, such translated amounts may vary from quarter to quarter even in circumstances where such amounts have not materially changed when denominated in their functional currencies.

The translations from NT dollars to U.S. dollars for periods prior to January 1, 2011 were made at the exchange rates published on OANDA.com. For January 1, 2011 and all later dates and periods, the exchange rate refers to the exchange rate as set forth in the statistical release of the Bank of Taiwan. On August 31, 2012, the exchange rate was 29.93 NT dollars to one U.S. dollar. On February 27, 2013, the exchange rate was 29.66 NT dollars to one U.S. dollar. On April 8, 2013, the exchange rate was 30.02 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End

Fiscal 2011	29.53	32.04	31.26	29.01
Fiscal 2012	29.86	30.68	28.95	29.93
September 2012	29.53	29.89	29.29	29.30
October 2012	29.26	29.32	29.19	29.22
November 2012	29.13	29.25	29.00	29.06
December 2012	29.06	29.09	29.04	29.04
January 2013	29.09	29.55	28.95	29.54
February 2013	29.61	29.73	29.51	29.66
March 2013	29.74	29.90	29.62	29.83
April 2013 (through April 8, 2013)	29.91	30.02	29.86	30.02

(1)       Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 28, 2013 Compared to the Three Months Ended February 29, 2012

Revenues, net

Our revenues decreased by approximately 39% from $7.9 million for the three months ended February 29, 2012 to $4.8 million for the three months ended February 28, 2013. The $3.1 million decrease in revenues reflects a $3.6 million decrease in revenues attributable to sales of LED components, offset in part by a $0.5 million increase in revenues attributable to sales of LED chips and a $0.1 million increase in other revenues.

Revenues attributable to the sales of our LED components represented 38% and 69% of our revenues for the three months ended February 28, 2013 and February 29, 2012, respectively. The decrease in revenues attributable to sales of LED components was due to a 78% decrease in the volume of LED components sold, primarily due to reduced sales as a result of a slowdown in customer demand for a category of lower-priced LED components that we had previously sold in significant volume during the three months ended February 29, 2012. The decrease, however, was offset in part by a 49% increase in the average selling price of LED components, primarily as a result of a shift in our product mix to a reduced proportion of lower-priced LED components, and our introduction of new, higher-priced LED components starting in the fourth quarter of fiscal 2012.

Revenues attributable to the sales of our LED chips represented 36% and 16% of our revenues for the three months ended February 28, 2013 and February 29, 2012, respectively. The increase in revenues attributable to sales of LED chips was due to a 4.5-fold increase in the volume of LED chips sold, offset in part by a 76% decrease in the average selling price of LED chips. The increase in the volume of LED chips sold was primarily because we sold in significant volume a category of lower-priced LED chips and cleared older inventory in our LED chips portfolio at discounted prices during the three months ended February 28, 2013, and also due to increased customer demand for our LED chips. The decrease in the average selling price reflected our sales of such lower-priced LED chips and older inventory, and also as a result of continued market downward pricing pressure.

Other revenues consisted primarily of revenues attributable to the sales of lighting products, which represented 20% and 8% of our revenues for the three months ended February 28, 2013 and February 29, 2012, respectively. Revenues from the sales of lighting products increased from $0.6 million for the three months ended February 29, 2012 to $1.0 million for three months ended February 28, 2013, primarily due to increased sales of LED luminaries, and also due to project-based orders for LED lights products during the three months ended February 28, 2013. The increase, however, was offset in part by a $0.3 million decrease in other revenues, which consisted primarily of revenues attributable to the sale of scraps, epitaxial wafers and raw materials, and the provision of services.

Cost of Revenues

Our cost of revenues decreased by 5% from $8.6 million for the three months ended February 29, 2012 to $8.2 million for the three months ended February 28, 2013. The decrease in cost of revenues was primarily due to reduced sales of a category of LED components in significant volume for the three months ended February 28, 2013, as more fully described above, and also due to lower inventory valuation adjustments and excess capacity charges for our LED chips. We continued to suffer from the underutilization of our manufacturing capacity during the three months ended February 28, 2013, but utilization rates were lower during the three months ended February 29, 2012, primarily due to our decision to decrease factory utilization and work down our inventory levels for our LED chips. Inventory write-downs decreased from $0.6 million for the three months ended February 29, 2012 to $0.5 million for the three months ended February 28, 2013. These decreases were offset in part by increases in our cost of revenues driven primarily by higher volume of LED chips sold and increased sales of lighting products.

Gross Loss

Our gross loss increased from $0.7 million for the three months ended February 29, 2012 to a loss of $3.4 million for the three months ended February 28, 2013. Our gross margin percentage was negative 69% for the three months ended February 28, 2013, as compared to negative 9% for the three months ended February 29, 2012, as a consequence of the significant reduction in revenues, primarily due to reduced sales of LED components and decreases in the average selling prices of LED chips, as more fully described above.

Operating Expenses

Research and development.  Our research and development expenses decreased from $2.0 million for the three months ended February 29, 2012 to $1.0 million for the three months ended February 28, 2013. The decrease was primarily due to a $1.1 million decrease in materials and supplies used in research and development, primarily as a result of fewer ongoing research and development activities during the three months ended February 28, 2013. In comparison, the amount of materials and supplies used during the three months ended February 29, 2012 was higher, primarily due to our research and development activities to improve production yields, to enhance the brightness of our chips, to provide continued support of the migration to 4” wafers and to improve our products. The decrease, however, was offset in part by a $0.1 million increase in salaries, bonuses and other benefits, primarily due to our hiring of additional employees and reassigned employees from other functions to the research and development function.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $3.0 million for the three months ended February 29, 2012 to $2.6 million for the three months ended February 28, 2013. The decrease was mainly attributable to a $0.4 million decrease in professional service expenses for legal services and a $0.2 million decrease in compensation to our directors, offset in part by a $0.2 million increase in bad debt expense. We incurred a higher legal service expense for the three months ended February 29, 2012 primarily due to our defense of a patent infringement lawsuit involving Cree, which we settled in June 2012. The decrease in compensation to our directors reflected mainly the fact that we have two fewer non-employee directors, and grant-date fair value of restricted stock units for awards made to the directors that vested on February 6, 2013 was also lower than awards to directors that vested on January 20, 2012. The increase in bad debt expense of $0.2 million reflected a bad debt charge of $0.1 million related to a single customer in the three months ended February 28, 2013, which we have ceased making sales to this customer and initiated legal action to attempt to recover the amounts due from this customer, as compared to the three months ended February 29, 2012, we reported income from the collection of previously written off receivables of $0.1 million.

Other Income (Expenses)

Equity in losses from unconsolidated entities, net.  We recognized an insignificant amount of net losses from unconsolidated entities for the three months ended February 28, 2013, as compared to $1.2 million for the three months ended February 29, 2012, primarily because we no longer recognize the net losses reported by China SemiLEDs subsequent to August 31, 2012.

Foreign currency transaction gain (loss), net.  We recognized a net foreign currency transaction gain of $0.8 million for the three months ended February 28, 2013, primarily due to the appreciation of the U.S. dollar against the NT dollar from demand and certificates of deposit held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary, as compared to a net foreign currency transaction loss of $0.4 million for the three months ended February 29, 2012, primarily due to the depreciation of the U.S. dollar against the NT dollar on such deposits.

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

Our effective tax was approximately zero for fiscal 2012, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits.

Net Loss Attributable to Noncontrolling Interests

We recognized a net loss attributable to noncontrolling interests of $0.2 million for both the three months ended February 28, 2013 and February 29, 2012, which was attributable to the share of net loss of Ning Xiang held by the remaining 49% noncontrolling holders.

Six Months Ended February 28, 2013 Compared to the Six Months Ended February 29, 2012

Revenues, net

Our revenues decreased by approximately 25% from $14.7 million for the six months ended February 29, 2012 to $11.1 million for the six months ended February 28, 2013. The $3.6 million decrease in revenues reflects a $4.2 million decrease in revenues attributable to sales of LED components, offset in part by a $0.4 million increase in other revenues and a $0.2 million increase in revenues attributable to sales of LED chips.

Revenues attributable to the sales of our LED components represented 39% and 58% of our revenues for the six months ended February 28, 2013 and February 29, 2012, respectively. The decrease in revenues attributable to sales of LED components was due to a 65% decrease in the volume of LED components sold, primarily due to reduced sales as a result of a slowdown in customer demand for a category of lower-priced LED components that we had previously sold in significant volume during the six months ended February 29, 2012. The decrease, however, was offset in part by a 42% increase in the average selling price of LED components, primarily as a result of a shift in our product mix to a reduced proportion of lower-priced LED components, and our introduction of new, higher-priced LED components starting in the fourth quarter of fiscal 2012.

Revenues attributable to the sales of our LED chips represented 32% and 23% of our revenues for the six months ended February 28, 2013 and February 29, 2012, respectively. The increase in revenues attributable to sales of LED chips was due to a 2.1-fold increase in the volume of LED chips sold, offset in part by a 67% decrease in the average selling price of LED chips. The increase in the volume of LED chips sold was primarily because we sold in significant volume a category of lower-priced LED chips and cleared older inventory in our LED chips portfolio at discounted prices during the six months ended February 28, 2013, and also due to increased customer demand for our LED chips. The decrease in the average selling price reflected our sales of such lower-priced LED chips and older inventory, and also as a result of continued market downward pricing pressure.

Other revenues consisted primarily of revenues attributable to the sales of lighting products, which represented 21% and 11% of our revenues for the six months ended February 28, 2013 and February 29, 2012, respectively. Revenues from the sales of lighting products increased from $1.6 million for the six months ended February 29, 2012 to $2.3 million for six months ended February 28, 2013, primarily due to increased sales of LED luminaries and LED retrofits, and also due to project-based orders for LED lights products during the six months ended February 28, 2013. The increase, however, was offset in part by a $0.3 million decrease in other revenues, which consisted primarily of revenues attributable to the sale of scraps, epitaxial wafers and raw materials, and the provision of services.

Cost of Revenues

Our cost of revenues increased by 9% from $16.2 million for the six months ended February 29, 2012 to $17.7 million for the six months ended February 28, 2013. The increase in cost of revenues was driven primarily by higher volume of LED chips sold and increased sales of lighting products for the six months ended February 28, 2013, as more fully described above. Excess capacity charges, primarily for our LED chips, also increased slightly during the six months ended February 28, 2013. These increases were offset in part by a decrease in cost of revenues primarily due to reduced sales of a category of LED components in significant volume for the six months ended February 28, 2013, as more fully described above, and lower inventory valuation adjustments.

Gross Loss

Our gross loss increased from $1.5 million for the six months ended February 29, 2012 to a loss of $6.6 million for the six months ended February 28, 2013. Our gross margin percentage was negative 60% for the six months ended February 28, 2013, as compared to negative 11% for the six months ended February 29, 2012, as a consequence of the reduction in revenues, primarily due to reduced sales of LED components and decreases in the average selling prices of LED chips, and increased cost of revenues, as more fully described above.

Operating Expenses

Research and development.  Our research and development expenses decreased from $3.7 million for the six months ended February 29, 2012 to $2.3 million for the six months ended February 28, 2013. The decrease was primarily due to a $1.7 million decrease in materials and supplies used in research and development, primarily as a result of fewer ongoing research and development activities during the six months ended February 28, 2013. In comparison, the amount of materials and supplies used during the six months ended February 29, 2012 was higher, primarily due to our research and development activities to improve production yields, to enhance the brightness of our chips, to provide continued support of the migration to 4” wafers and to improve our products. The decrease, however, was offset in part by a $0.3 million increase in salaries, bonuses and other benefits, primarily due to our hiring of additional employees and reassigned employees from other functions to the research and development function.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $7.0 million for the six months ended February 29, 2012 to $6.3 million for the six months ended February 28, 2013. The decrease was mainly attributable to a $0.9 million decrease in legal services expense, a $0.2 million decrease in advisory service expense and a $0.5 million decrease in compensation to our directors, offset in part by a $0.9 million increase in bad debt expense. We incurred a higher professional service expenses for legal and advisory services for the six months ended February 29, 2012, primarily due to our defense of a patent infringement lawsuit involving Cree, which we settled in June 2012, and due to our hiring of compensation consultant to assist in a compensation survey in the six months ended February 29, 2012. The decrease in compensation to our directors reflected mainly the fact that we have two fewer non-employee directors, and grant-date fair value of restricted stock units for awards made to the directors that vested on February 6, 2013 was also lower than awards to directors that vested on January 20, 2012. The increase in bad debt expense of $0.9 million reflected a bad debt charge of $0.8 million in the six months ended February 28, 2013, which we have ceased making sales to these customers, as compared to the six months ended February 29, 2012, we reported income from the collection of previously written off receivables of $0.1 million.

Other Income (Expenses)

Equity in losses from unconsolidated entities, net.  We recognized net losses from unconsolidated entities of $0.1 million for the six months ended February 28, 2013, as compared to $2.7 million for the six months ended February 29, 2012, primarily because, as described above, we no longer recognize the net losses reported by China SemiLEDs subsequent to August 31, 2012.

Foreign currency transaction loss, net.  We recognized net foreign currency transaction loss of $0.2 million and $0.3 million for the six months ended February 28, 2013 and February 29, 2012, respectively, primarily due to the appreciation of the NT dollar against the U.S. dollar from demand and certificates of deposit held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

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

Our effective tax was approximately zero for fiscal 2012, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits.

Net Loss Attributable to Noncontrolling Interests

We recognized a net loss attributable to noncontrolling interests of $0.4 million and $0.3 million for the six months ended February 28, 2013 and February 29, 2012, respectively, which was attributable to the share of net loss of Ning Xiang held by the remaining 49% noncontrolling holders.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of February 28, 2013 and August 31, 2012, we had cash and cash equivalents of $43.9 million and $47.2 million, respectively, which were predominately held in U.S. dollar-denominated demand deposits, money market funds and time deposits, and as of August 31, 2012, we also had short-term investments of $8.8 million, which consisted of time deposits with initial maturity of greater than three months.

We have utilized operating lines of credit with certain banks to fulfill our short-term financing needs. We had the following credit facilities with certain banks which provided for approximately $7.1 million and $7.0 million in aggregate borrowing capacity as of February 28, 2013 and August 31, 2012, respectively:

•                          An unsecured NT dollar-denominated revolving credit facility providing for approximately $2.0 million as of both February 28, 2013 and August 31, 2012. As of February 28, 2013, we had no amount outstanding under this credit facility.

•                          A one-year Renminbi-denominated loan agreement that we entered into in July 2012 providing for approximately $5.1 million and $5.0 million credit facility as of February 28, 2013 and August 31, 2012, respectively. Borrowings under this credit facility are secured by cash collateral equal to the amounts outstanding or not less than 111% of the amounts outstanding if denominated in a different currency. Interest is calculated at a variable rate based on the interest rate published by the bank plus 2%. We have not drawn down on this credit facility.

Total outstanding balances of these lines of credit were $0 and $1.6 million as of February 28, 2013 and August 31, 2012, respectively. The outstanding balance as of August 31, 2012 included $1.1 million from an expired line of credit, which we paid off in October 2012. As of August 31, 2012, the balance outstanding under these lines of credit had maturity dates of six to eight months from the date of draw, one with a fixed interest rate of 1.8% per annum and one with a variable interest rate of 1.8% per annum. Total unused amounts on the remaining lines of credit were $7.1 million and $6.5 million as of February 28, 2013 and August 31, 2012, respectively.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $7.3 million and $5.9 million as February 28, 2013 and August 31, 2012. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of February 28, 2013, and 1.8% to 2.0% per annum as of August 31, 2012, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $14 thousand over the 15-year term of the note with final payment to occur in May 2024; as of February 28, 2013, our outstanding balance on this note payable was approximately $1.7 million.

•                          The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014; as of February 28, 2013, our outstanding balance on this note payable was approximately $0.5 million.

•                          The third note payable requires monthly payments of principal and interest in the amount of $28 thousand over the five-year term of the note with final payment to occur in May 2015; as of February 28, 2013, our outstanding balance on this note payable was approximately $0.8 million.

•                          The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025; as of February 28, 2013, our outstanding balance on this note payable was approximately $2.6 million.

•                          In January 2013, we entered into a NT dollar-denominated long-term credit facility providing for approximately $4.1 million. The term of each draw down is three years and interest is calculated at a variable rate based on the annual time deposit rate plus an annual rate of 0.63%. As of February 28, 2013, we had drawn down $1.8 million, which requires monthly payments of principal and interest in the amount of $51 thousand with final payment to occur in February 2016; as of February 28, 2013, our outstanding balance on this note payable was approximately $1.8 million.

Property, plant and equipment pledged as collateral for our notes payable were $14.6 million and $9.9 million as of February 28, 2013 and August 31, 2012, respectively, and as of August 31, 2012, also for an outstanding balance under one of our lines of credit.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $49.5 million and $16.1 million during the years ended August 31, 2012 and 2011, respectively. For the six months ended February 28, 2013, net loss attributable to SemiLEDs stockholders was $14.9 million. The only recent year in which we have been profitable was the year ended August 31, 2010, in which we generated net income attributable to SemiLEDs stockholders of $10.8 million. We believe that, based on our current level of operations and spending needs, our current level of cash and cash equivalents will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flow

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 28,	February 29,
	2013	2012
Net cash used in operating activities	$(7,486)	$(8,003)
Net cash provided by (used in) investing activities	3,904	(9,290)
Net cash used in financing activities	(289)	(217)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended February 28, 2013 was $7.5 million, compared to $8.0 million for the six months ended February 29, 2012. Cash used in operating activities during the six months ended February 28, 2013 was $0.5 million lower, primarily due to decreases in cash used to pay for professional service expenses, to pay for materials and supplies used in production and research and development efforts, and to pay for manufacturing overhead costs such as direct labor costs and utilities cost as we implemented cost reduction initiatives, offset in part by a decrease in cash collected from customers. Cash used to pay for professional service expenses decreased, primarily as a result of our settlement of a patent infringement lawsuit involving Cree in June 2012. Cash collected from customers was lower during the six months ended February 28, 2013, primarily because revenues were $3.6 million lower than for the six months ended February 29, 2012.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended February 28, 2013 was $3.9 million, which consisted primarily of proceeds from the sales of short-term investments of $8.8 million and return of our investment in a joint venture entity, SS Optoelectronics Co., Ltd. of $0.3 million. Short-term investments consisted of time deposits with initial maturities of greater than three months. These were offset in part by our $2.9 million investment in HPO, the purchases of $2.0 million in property, plant and equipment of representing primarily the purchases of machinery and equipment, and payments for the development of intangible assets of $0.3 million.

Net cash used in investing activities for the six months ended February 29, 2012 was $9.3 million, which consisted primarily of the purchases of machinery and equipment, and payments for expanding and upgrading our manufacturing facilities at our Hsinchu, Taiwan headquarters.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the six months ended February 28, 2013 was $0.3 million, which consisted primarily of payments on lines of credit of $1.6 million and long-term debt of $0.5 million, offset in part by proceeds from the issuance of long-term debt of $1.8 million.

Net cash used in financing activities for the six months ended February 29, 2012 was $0.2 million, which consisted primarily of payments of lines of credit and long-term debt in the aggregate amount of $1.4 million, offset in part by proceeds from the draw down on lines of credit of $1.1 million.

Contractual Obligations

Subsequent to August 31, 2012, we incurred additional long-term debt of $1.8 million and made regular payments on our long-term debt and lines of credit in the aggregate amount of $2.1 million.

Capital Expenditures

We had capital expenditures of $2.0 million and $9.1 million for the six months ended February 28, 2013 and February 29, 2012, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment. We expect to continue investing in capital expenditures in the future as we invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

During the six months ended February 28, 2013, we had no off-balance sheet arrangements. We do not have any interests in variable interest entities.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily:

Interest Rate Risk

As of February 28, 2013, we had cash and cash equivalents of $43.9 million, consisting of demand deposits, money market funds and time deposits. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the six months ended February 28, 2013 would not have had a material impact on our unaudited interim condensed consolidated financial statements.

As of February 28, 2013, we had long-term notes payable of $7.3 million and no amounts outstanding under our lines of credit. The long term notes carry variable interest rates and these interest rates, which ranged from 1.9% to 2.0% per annum as of February 28, 2013, are based on the annual time deposit rate plus a specific spread. A hypothetical 10% change in the interest rates during the six months ended February 28, 2013 would not have had a material impact on our unaudited interim condensed consolidated financial statements.

Foreign Exchange Risk

The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, Ning Xiang and certain other subsidiaries, is the NT dollar, and the functional currency for Xuhe Guangdian Co., Ltd., or Shenzhen SemiLEDs, is the Renminbi. We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars at exchange rates in effect at each balance sheet date, and income and expense accounts at average exchange rates during the applicable period. The resulting translation adjustments are recorded to the accumulated other comprehensive income (loss) within equity. Certain of our non-U.S. subsidiaries also hold cash, cash equivalents and short-term investments in currencies other than their functional currencies, such as in U.S. dollar-denominated demand deposits and time deposits. In addition, a portion of our revenues and expenses are currently earned and paid, respectively, by our non-U.S. subsidiaries in currencies other than their functional currencies, mainly in U.S. dollars and to a lesser extent in Japanese Yen. Our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our consolidated statements of operations. If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected due to changes in foreign exchange rates. A hypothetical 10% adverse change in foreign currency exchange rates between the U.S. dollar and NT dollar at February 28, 2013 would have resulted in an adjustment to the accumulated other comprehensive income or loss by $7.5 million and an additional foreign exchange loss of approximately $2.5 million.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 28, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 28, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except for the following, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2012 Annual Report.

New disclosure requirements under the new provisions of the Dodd-Frank Act relating to “conflict minerals” could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and shareholders.

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd-Frank Act, in August 2012 the SEC promulgated final rules regarding annual disclosures by public companies of their use of certain minerals and metals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo, or the DRC, and adjoining countries, and their efforts in to prevent the sourcing of such conflict minerals from these countries. These conflict minerals are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold. These new rules will require us to engage in due diligence efforts beginning with the 2013 calendar year to ascertain and disclose the origin of some of the raw materials that we use, including gold. Initial disclosures will be required no later than May 31, 2014, with subsequent disclosures required no later than May 31 of each following year.  We expect to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to our products, processes, or sources of supply as a consequence of such due diligence activities. The implementation of these rules and our compliance procedures could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain sufficient quantities of conflict minerals from such suppliers or at competitive prices. Also, our reputation with our customers, shareholders and other stakeholders could be damaged if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.  If we cannot guarantee that all of our products exclude conflict minerals sourced from the DRC or adjoining countries, certain of our customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and financial condition may be adversely affected.

We may fail to qualify with the continued listing requirements of the NASDAQ Global Select Market which could make it more difficult for investors to sell their shares.

In December 2010, our common stock was approved for listing on The NASDAQ Global Select Market and continues to be listed on The NASDAQ Global Select Market. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the Global Select Market, including among other things, a minimum stockholders’ equity of $10.0 million and a minimum bid price for our common stock of $1.00 per share. Our common stock price has not been above $2.00 since September 2012 and on December 6, 2012, the closing minimum bid price of our common stock dropped below $1.00 for the first time. On February 6, 2013, we received a letter from The NASDAQ Stock Market notifying us that we were not in compliance with the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Select Market. The NASDAQ Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, due to our common stock having traded for 30 consecutive business days below the minimum closing bid price requirement, we no longer met that requirement at that time. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided a cure period until August 5, 2013, to regain compliance with NASDAQ Listing Rule 5450(a)(1).  To regain compliance, our common stock must have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days. On April 5, 2013, we regained compliance with NASDAQ Listing Rule 5450(a)(1) after the closing bid price of our common stock had exceeded $1.00 for 10 consecutive business days.

Although we have regained compliance of the continued listing requirements of The NASDAQ Global Select Market, there can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

Our gross margins could fluctuate as a result of changes in our product mix, decreases in the average selling prices of our products, underutilization of our manufacturing capacity, and other factors, which may adversely impact our operating results.

We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, in fiscal 2012, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. In particular, we sold a significant volume of a category of lower-priced LED components designed to meet our customers’ demand. While such a shift in product mix to lower-priced products lowered our average selling price, the significant sales volume helped to improve revenues and gross margin in fiscal 2012. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our new EV LED product series of LED chips (particularly the UV market) and continue to expand the lower-priced LED components as appropriate. However, as we expand and diversify our product offering and with varying average selling prices, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

Increased competition and the adoption of alternatives to our products, more complex engineering requirements, lower demand, over-capacity in the market and other factors has led to price erosion and, as a result, lower product margins and lower revenues. For example, some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. We anticipate our competitors will continue to implement such competitive strategies from time to time in the future. Our introduction of new LED chips and components products, such as the EV LED chips and our LED components that incorporate such chips may further reduce the selling prices of our existing products or render them obsolete.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for the initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through February 28, 2013, we had used $26.8 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We also used $5.2 million to acquire and invest in other businesses, and $26.2 million for working capital and other general corporate purposes.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 12, 2013	By:	/s/ Timothy Lin
		Name:	Timothy Lin
		Title:	Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*                 In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.