Form 10-Q
period 2013-05-31
SemiLEDs Corp
filed 2013-07-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,760,780 shares of common stock, par value $0.0000056 per share, outstanding as of July 5, 2013.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31, 2013	August 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,367	$47,228
Short-term investments	—	8,831
Accounts receivable, net of allowance for doubtful accounts of $1,364 and $577 as of May 31, 2013 and August 31, 2012, respectively	2,541	4,759
Accounts receivable from related parties, net of allowance for doubtful accounts of $1,388 and $1,405 as of May 31, 2013 and August 31, 2012, respectively	83	157
Inventories	9,511	13,016
Prepaid expenses and other current assets	1,305	1,130
Total current assets	54,807	75,121
Property, plant and equipment, net	41,904	46,642
Intangible assets, net	705	1,552
Goodwill	—	1,072
Investments in unconsolidated entities	2,357	1,821
Other assets	1,363	1,326
TOTAL ASSETS	$101,136	$127,534
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$—	$1,585
Current installments of long-term debt	1,917	967
Accounts payable	4,581	5,768
Accrued expenses and other current liabilities	4,383	4,969
Deferred income, current portion	51	51
Total current liabilities	10,932	13,340
Long-term debt, excluding current installments	5,922	4,953
Deferred income, net of current portion	352	390
Total liabilities	17,206	18,683
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—32,143 shares authorized; 27,752 shares and 27,470 shares issued and outstanding as of May 31, 2013 and August 31, 2012, respectively	—	—
Additional paid-in capital	168,591	167,070
Accumulated other comprehensive income	5,565	5,179
Accumulated deficit	(90,298)	(64,431)
Total SemiLEDs stockholders’ equity	83,858	107,818
Noncontrolling interests	72	1,033
Total equity	83,930	108,851
TOTAL LIABILITIES AND EQUITY	$101,136	$127,534

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Revenues, net	$3,526	$9,178	$14,583	$23,830
Cost of revenues	8,083	10,232	25,781	26,428
Gross loss	(4,557)	(1,054)	(11,198)	(2,598)
Operating expenses:
Research and development	1,146	2,223	3,403	5,935
Selling, general and administrative	2,171	3,205	8,454	10,155
Goodwill impairment loss (Note 3)	1,077	—	1,077	—
Impairment of long-lived assets (Note 3)	851	—	851	—
Provision for litigation settlement (Note 6)	—	1,500	—	1,500
Total operating expenses	5,245	6,928	13,785	17,590
Loss from operations	(9,802)	(7,982)	(24,983)	(20,188)
Other income (expenses):
Impairment loss on investment (Note 4)	(1,885)	—	(1,885)	—
Equity in losses from unconsolidated entities, net	(74)	(2,173)	(172)	(4,875)
Interest income (expenses), net	(25)	(6)	9	10
Other income, net	52	49	158	144
Foreign currency transaction gain (loss), net	350	10	190	(338)
Total other expenses, net	(1,582)	(2,120)	(1,700)	(5,059)
Loss before income taxes	(11,384)	(10,102)	(26,683)	(25,247)
Income tax expense	—	—	3	—
Net loss	(11,384)	(10,102)	(26,686)	(25,247)
Less: Net loss attributable to noncontrolling interests	(431)	(99)	(819)	(409)
Net loss attributable to SemiLEDs stockholders	$(10,953)	$(10,003)	$(25,867)	$(24,838)
Net loss attributable to SemiLEDs common stockholders:
Basic and diluted	$(10,953)	$(10,003)	$(25,867)	$(24,838)
Net loss per share attributable to SemiLEDs common stockholders:
Basic and diluted	$(0.40)	$(0.36)	$(0.94)	$(0.91)
Shares used in computing net loss per share attributable to SemiLEDs common stockholders:
Basic and diluted	27,710	27,481	27,579	27,389

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net loss	$(11,384)	$(10,102)	$(26,686)	$(25,247)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(644)	(1,205)	396	(1,528)
Total comprehensive loss	(12,028)	(11,307)	(26,290)	(26,775)
Less: Net loss attributable to noncontrolling interests	(431)	(99)	(819)	(409)
Less: Foreign currency translation adjustment attributable to noncontrolling interests	(4)	(18)	10	(45)
Comprehensive loss attributable to SemiLEDs stockholders	$(11,593)	$(11,190)	$(25,481)	$(26,321)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statement of Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2012	27,470	$—	$167,070	$5,179	$(64,431)	$107,818	$1,033	$108,851
Issuance of common stock under equity incentive plans	282	—	74	—	—	74	—	74
Stock-based compensation	—	—	1,497	—	—	1,497	—	1,497
Purchase of common shares in Ning Xiang from noncontrolling interests	—	—	(50)	—	—	(50)	(152)	(202)
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	386	—	386	10	396
Net loss	—	—	—	—	(25,867)	(25,867)	(819)	(26,686)
Total comprehensive loss						(25,481)	(809)	(26,290)
BALANCE—May 31, 2013	27,752	$—	$168,591	$5,565	$(90,298)	$83,858	$72	$83,930

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended May 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,686)	$(25,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,252	6,320
Goodwill impairment loss	1,077	—
Impairment of long-lived assets	851	—
Impairment loss on investment	1,885	—
Stock-based compensation expense	1,497	2,114
Bad debt expense	805	—
Gain on disposal of property, plant and equipment	—	(125)
Provisions for inventory write-downs	2,263	2,333
Equity in losses from unconsolidated entities, net	172	4,875
Income recognized on patents assignment	(38)	(38)
Changes in operating assets and liabilities:
Accounts receivable, net	1,533	215
Inventories	1,292	(1,434)
Prepaid expenses and other	(189)	(66)
Accounts payable	209	692
Accrued expenses and other current liabilities	(724)	(176)
Net cash used in operating activities	(9,801)	(10,537)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including interest capitalized	(2,633)	(10,351)
Sale of property, plant and equipment	—	171
Purchase of investment	(2,873)	—
Payments for development of intangible assets	(323)	(259)
Proceeds from sale of short-term investments	8,831	—
Proceeds from return of investment in unconsolidated entity	250	—
Other investing activities, net	5	17
Net cash provided by (used in) investing activities	3,257	(10,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	74	68
Proceeds from line of credit	—	1,594
Payments on line of credit	(1,623)	(900)
Proceeds from long-term debt	2,902	—
Payments of long-term debt	(951)	(710)
Proceeds from loan from related party	204	—
Acquisition of noncontrolling interests	(202)	—
Net cash provided by financing activities	404	52
Effect of exchange rate changes on cash and cash equivalents	279	233
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,861)	(20,674)
CASH AND CASH EQUIVALENTS—Beginning of period	47,228	83,619
CASH AND CASH EQUIVALENTS—End of period	$41,367	$62,945
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$1,749	$2,124

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

As of May 31, 2013, SemiLEDs had seven wholly owned subsidiaries and a 66% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently take place and where a substantial portion of the assets are held and located. In April 2013, SemiLEDs acquired an additional 15% of the outstanding shares of Ning Xiang, increasing its ownership interest from 51% to 66%.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2013, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2013 and 2012, the statement of equity for the nine months ended May 31, 2013, and the statements of cash flows for the nine months ended May 31, 2013 and, 2012. The results for the three or nine months ended May 31, 2013 are not necessarily indicative of the results to be expected for the year ending August 31, 2013.

Principles of Consolidation—The unaudited interim condensed consolidated financial statements include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

Use of Estimates—The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the collectibility of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock-based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment, intangible assets, goodwill and investments in unconsolidated entities, the fair value of acquired tangible and intangible assets, income tax uncertainties, provision for potential litigation costs and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

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

The Company keeps its cash, cash equivalents and short-term investments in demand deposits, certificates of deposit and time deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2013 and August 31, 2012, cash, cash equivalents and short-term investments of the Company consisted of the following (in thousands):

Cash, Cash Equivalents and Short-term Investments by Location	May 31, 2013	August 31, 2012
United States:
Denominated in U.S. dollars	$18,684	$18,744
Taiwan:
Denominated in U.S. dollars	20,811	34,477
Denominated in New Taiwan dollars	958	2,193
Denominated in other currencies	221	235
China (including Hong Kong):
Denominated in U.S. dollars	345	376
Denominated in Renminbi	347	33
Denominated in H.K. dollars	1	1
Total cash, cash equivalents and short-term investments	$41,367	$56,059

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

Net revenues generated from sales to the top ten customers represented 40% and 36% of the Company’s net revenues for the three and nine months ended May 31, 2013, respectively, and 57% and 55% of the Company’s net revenues for the three and nine months ended May 31, 2012, respectively.

The Company’s revenues have been concentrated in a few select markets, including China, Taiwan, Russia and the United States. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 65% and 63% of the Company’s net revenues for the three and nine months ended May 31, 2013, respectively, and 78% and 80% of the Company’s net revenues for the three and nine months ended May 31, 2012, respectively.

Noncontrolling Interests—Noncontrolling interests arise from the acquisition of a 51% ownership interest in Ning Xiang in August 2011. Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

In April 2013, SemiLEDs acquired an additional 15% of the outstanding shares of Ning Xiang for cash consideration of $202 thousand, increasing its ownership interest from 51% to 66%. As a result, the difference between the consideration paid and the adjustment to the carrying amount of the noncontrolling interests to reflect SemiLEDs’ increased ownership interest in Ning Xiang was recorded as a reduction in additional paid-in capital. Transactions with noncontrolling interests had the following effect on equity attributable to SemiLEDs stockholders (in thousands):

	Three Months Ended May 31, 2013	Nine Months Ended May 31, 2013
Net loss attributable to SemiLEDs stockholders	$(10,953)	$(25,867)
Transfers to noncontrolling interests:
Decrease in SemiLEDs additional paid in capital for purchase of common shares in Ning Xiang	(50)	(50)
Change from net loss attributable to SemiLEDs stockholders and transfer to noncontrolling interests	$(11,003)	$(25,917)

Recently Adopted Accounting Pronouncement

Presentation of comprehensive income—Effective on September 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 increases the prominence of other comprehensive income in the financial statements. The Company has elected to present the components of net income and comprehensive income in two separate but consecutive financial statements. The Company adopted ASU 2011-05 retrospectively for all periods presented.

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2013 and August 31, 2012 consisted of the following (in thousands):

	May 31, 2013	August 31, 2012
Raw materials	$2,225	$2,999
Work in process	3,066	4,065
Finished goods	4,220	5,952
Total	$9,511	$13,016

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2013 and August 31, 2012 consisted of the following (in thousands):

	May 31, 2013	August 31, 2012
Buildings and improvements	$14,501	$14,501
Machinery and equipment	64,898	64,267
Leasehold improvements	3,143	3,143
Other equipment	2,182	2,249
Construction in progress	3,005	2,546
Total property, plant and equipment	87,729	86,706
Less: Accumulated depreciation, amortization and impairment(1)	(45,825)	(40,064)
Property, plant and equipment, net	$41,904	$46,642

(1)       Includes an impairment charge of $7,507 thousand on certain of the Company’s property, plant and equipment, which was included in the Company’s consolidated statement of operations for the year ended August 31, 2012. The impairment charge was primarily related to machinery and equipment used in the manufacturing of LED chips.

Intangible Assets

Intangible assets as of May 31, 2013 and August 31, 2012 consisted of the following (in thousands):

	May 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Patents and trademarks	16	$868	$198	$670
Acquired technology	4	167	132	35
Customer relationships(2)	5	1,337	1,337	—
Total		$2,372	$1,667	$705

(2)       Includes an impairment charge of $851 thousand, which was included in the Company’s unaudited interim condensed consolidated statement of operations for the three months ended May 31, 2013.

	August 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$585	$146	$439
Acquired technology	4	167	101	66
Customer relationships	5	1,337	290	1,047
Total		$2,089	$537	$1,552

In the third quarter of fiscal 2013, in conjunction with the interim goodwill impairment test discussed further below, management reviewed the intangible assets associated with the Ning Xiang subsidiary, which consisted primarily of customer relationships, for impairment. The Company recognized an impairment charge of $851 thousand during the three months ended May 31, 2013 based on the present value of expected future net cash flows discounted at the weighted average cost of capital of Ning Xiang, taking into consideration a third-party independent valuation for the fair value of customer relationships. No impairment charge was recorded in fiscal 2012.

Goodwill

Due to a lower than expected revenue, profitability and cash flows reported by the Ning Xiang reporting unit for the nine months ended May 31, 2013, management determined that there were indicators of potential impairment, which required the Company to perform an interim impairment review of goodwill as of May 31, 2013. Based on the impairment test performed, management concluded that the carrying amount of the Ning Xiang reporting unit goodwill exceeded its implied fair value of zero and, as a result, a goodwill impairment loss of $1,077 thousand was recognized during the three months ended May 31, 2013. The fair value of the Ning Xiang reporting unit was determined based on the present value of expected future net cash flows discounted at the weighted average cost of capital of Ning Xiang. The primary circumstance leading to the impairment of customer relationships, as discussed above, and goodwill was due to management’s updated long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates developed at the time of the acquisition in August 2011. No impairment charge was recorded in fiscal 2012.

4. Investments in Unconsolidated Entities

The Company’s ownership interest and investments in unconsolidated entities as of May 31, 2013 and August 31, 2012 consisted of the following (in thousands, except percentages):

	May 31, 2013		August 31, 2012
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd.	50%	$371	50%	$525
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
SS Optoelectronics Co., Ltd. (“SS Optoelectronics”)	—	—	49%	248
Cost method investments	Various	1,986	Various	1,048
Total investments in unconsolidated entities		$2,357		$1,821

There were no dividends received from unconsolidated entities through May 31, 2013.

Equity Method Investments

The carrying amount of the Company’s investment in China SemiLEDs was reduced to zero as of August 31, 2012 as a result of the Company recognizing its proportionate share of the net loss reported by China SemiLEDs. The excess of the Company’s share of the net assets of China SemiLEDs over the carrying amount of this investment was $4.6 million as of August 31, 2012. The Company has suspended using the equity method of accounting and will no longer amortize the excess of the Company’s share of the net assets of China SemiLEDs over the carrying amount of this investment until its share of future income, if any, from China SemiLEDs is sufficient to recover its share of the cumulative losses that have not previously been recognized.

In September 2012, SS Optoelectronics was dissolved in accordance with its joint venture agreement and the Company received return of investment of $250 thousand.

The fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments, except for China SemiLEDs which had a zero carrying amount at May 31, 2013, are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Cost Method Investments

In October 2012, the Company acquired a 9.9% equity interest in High Power Optoelectronics, Inc. (“HPO”) for total cash consideration of $2.9 million and has an option to increase its equity interest to more than 50% within one year of the acquisition. The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In the third quarter of fiscal 2013, management reviewed the operating performance and financial condition of HPO based on the latest available financial statements of the investee and other publicly available information. Management considered the extent and duration of time to which the fair value of the investment has been less than its carrying amount, the financial condition of the investee and the prospect for recovery in the near term, and recognized an other-than-temporary impairment loss of $1,885 thousand on its investment in HPO during the three months ended May 31, 2013.

5. Indebtedness

In January 2013, the Company entered into a NT dollar-denominated long-term credit facility providing for approximately $4.1 million of borrowing capacity. The term of each draw down is three years and interest is calculated at a variable rate based on the annual time deposit rate plus an annual rate of 0.63%. The credit facility is secured by the Company’s manufacturing equipment. As of May 31, 2013, the Company had drawn down $2.9 million, which requires monthly payments of principal and interest in the amount of $82 thousand with final payment to occur in April 2016. The interest rate on the outstanding balance under the facility was 2.0% per annum as of May 31, 2013.

6. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are noncancellable and which expire at various dates between August 2013 and December 2020. Lease expense related to these noncancellable operating leases was $216 thousand and $620 thousand for the three and nine months ended May 31, 2013, respectively, and $208 thousand and $604 thousand for the three and nine months ended May 31, 2012, respectively. Lease expense is recognized on a straight-line basis over the term of the lease. The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of May 31, 2013 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2013	$227
2014	872
2015	940
2016	884
2017	286
Thereafter	312
Total	$3,521

Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $3.7 million as of both May 31, 2013 and August 31, 2012.

Litigation—From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. There were no material pending legal proceedings and claims as of May 31, 2013 and, to the best knowledge of management, there were none threatened as of May 31, 2013. During the three months ended May 31, 2012, the Company recognized an accrued liability for litigation settlement associated with the Cree litigation in the amount of $1.5 million. The settlement payment was made in July 2012.

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

In April 2013, SemiLEDs granted 1,195 thousand restricted stock units to the Company’s executives and employees. The restricted stock units vest over four years at a rate of 25% on each anniversary of the vesting start date of February 20, 2013, subject to earlier expiration in the event of the holder’s termination. The grant-date fair value of the restricted stock units was $1.33 per unit.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Cost of revenues	$211	$182	$653	$774
Research and development	87	74	318	268
Selling, general and administrative	222	242	526	1,072
	$520	$498	$1,497	$2,114

8. Net Loss Per Share of Common Stock

The following shares and stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Stock units and stock options to purchase common stock	787	128	580	535
Common stock subject to repurchase	—	1	—	1

9. Income Taxes

The Company’s loss before income taxes for the three and nine months ended May 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
U.S. operations	$(473)	$(2,562)	$(1,767)	$(6,679)
Foreign operations	(10,911)	(7,540)	(24,916)	(18,568)
Loss before income taxes	$(11,384)	$(10,102)	$(26,683)	$(25,247)

As of both May 31, 2013 and August 31, 2012, the Company had unrecognized tax benefits related to tax positions taken in prior periods of $145 thousand, all of which would impact the Company’s effective tax rate if recognized. The impact would be offset by an adjustment to the valuation allowance.

Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2012 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in U.S. federal and state or foreign jurisdictions.

10. Related-Party Transactions

The following material related-party transactions were reported in the Company’s unaudited interim condensed consolidated statements of operations during the three and nine months ended May 31, 2013 and 2012 (in thousands):

		Three Months Ended May 31,		Nine Months Ended May 31,
Related Parties	Transactions	2013	2012	2013	2012
China SemiLEDs	Sales of goods	$—	$98	$11	$124
China SemiLEDs	Rendering of service	—	10	—	260
China SemiLEDs	Purchase of goods	—	—	301	—
China SemiLEDs	Income recognized on patents assignment	12	12	38	38

Goods were bought and sold and services were provided in the ordinary course of business at prices and on terms negotiated on an arm’s length basis. Income from the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement entered into in March 2011 was initially deferred and is being amortized in other income over the life of the assigned patents.

As of May 31, 2013 and August 31, 2012, the Company had accounts receivable from China SemiLEDs arising from the sales of goods and provision of services, as described above, the payment of expenses on behalf of China SemiLEDs, and the sale of equipment during fiscal 2012 in the amount of $244 thousand, and notes receivable from short-term lines of credit extended to China SemiLEDs during fiscal 2012 in an aggregate amount of approximately $0.2 million, which China SemiLEDs had defaulted upon. Management evaluated the Company’s ability to collect on these accounts and notes receivable from China SemiLEDs and recorded a charge to bad debt expense of $1,405 thousand at August 31, 2012. Amounts due from and to China SemiLEDs as of May 31, 2013 and August 31, 2012 were reported in the Company’s consolidated balance sheets as follows (in thousands):

	May 31, 2013	August 31, 2012
Accounts and notes receivable from related parties, net of allowance for doubtful accounts of $1,388 and $1,405 as of May 31, 2013 and August 31, 2012, respectively	$7	$118
Other current liabilities	$—	$65

In April 2013, a majority owned subsidiary entered into a one-year unsecured NT dollar-denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. Total outstanding balance was $0.2 million as of May 31, 2013. The loan bears a fixed interest rate of 3.0% per annum. Management believes that the terms of this transaction are at current market rates and would not have been any different had it been negotiated with an independent third party.

11.  Fair Value Measurements

The following table presents assets that were measured at fair value on a nonrecurring basis as of May 31, 2013 (in thousands):

	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
Customer relationships	$—	$—	$—	$—	$851
Goodwill	—	—	—	—	1,077
Investment in non-marketable equity security—HPO	938	—	—	938	1,885
Total	$938	$—	$—	$938	$3,813

The intangible asset for customer relationships arising from the acquisition of a 51% equity interest in Ning Xiang with a carrying amount of $0.8 million was written down to its fair value of zero, resulting in an impairment charge of $851 thousand during the three months ended May 31, 2013. Management determined the fair value of customer relationships using the multi-period excess earnings method under the income approach. Under this approach, the fair value of customer relationships acquired was determined based on the present value of estimated future net cash flows expected to be generated from the Ning Xiang asset group adjusted for a contributory asset charge, which represented the cash flows of the other assets that contributed to the overall cash flows. Significant estimates and assumptions included sales, estimated growth rate, profitability, discount rate, customer attribution rate and contributory asset charge, among others.

Goodwill with a carrying amount of $1.1 million was written down to its implied fair value of zero, resulting in an impairment charge of $1,077 thousand during the three months ended May 31, 2013. The fair value of the Ning Xiang reporting unit was determined based on the present value of estimated future net cash flows discounted at the weighted average cost of capital. Management estimated future net cash flows using the reporting unit’s internally developed estimates and included a terminal value calculated using a long-term future growth rate based on analysis of current and expected future economic conditions. Significant estimates and assumptions included sales, estimated growth rate, profitability and discount rate, among others.

An impairment loss on the Company’s investment in HPO was recognized based on the excess of the carrying amount over the estimated fair value. The fair value of the investment was determined based on management’s best estimate of the amount that could be realized from the investment, which considered the latest net asset value reported by the investee and events that have occurred after the investee’s balance sheet date. Management believes the estimated fair value reflected the exit price from a market participant’s perspective at May 31, 2013.

The following table presents assets that were measured at fair value on a nonrecurring basis as of August 31, 2012 (in thousands):

	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
Property, plant and equipment	$46,450	$—	$—	$46,450	$7,507

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

•                          Our ability to improve our gross margins.

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

We were incorporated in Delaware in January 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. As of May 31, 2013, we also owned a 66% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which consists of a 51% interest that we acquired in August 2011 and an additional 15% interest that we acquired in April 2013. The acquisition of additional interest in Ning Xiang was accounted for as an equity transaction. Ning Xiang is engaged in the design, manufacture and sales of lighting fixtures and systems. In addition, as of May 31, 2013, we owned a 50% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. We account for our investment in SILQ using the equity method of accounting.

As of May 31, 2013, we owned a 49% equity interest in China SemiLEDs, an equity method investee that had originally been significant to our China strategy, but that we wrote down the investment to a carrying value of zero at August 31, 2012. See discussion further below.

In October 2012, the Company acquired a 9.9% equity interest in High Power Optoelectronics, Inc. (“HPO”) for total cash consideration of $2.9 million and has an option to increase its equity interest to more than 50% within one year of the acquisition. We have also become the exclusive distributor for HPO’s LED products having a wavelength that is 560 microns or shorter and a distributor for those that are longer. In addition, we have entered into a joint research and development agreement with HPO to develop LED products. The acquisition was for strategic reasons, including, among other things, to focus on the Taiwan market, to expand our product portfolio and diversify our sales and to develop complementary technologies and products. In the third quarter of our fiscal 2013, we recognized an other-than-temporary impairment loss of $1.9 million on our investment in HPO. See discussion further below.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•                          General economic conditions and geographic concentration.  The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the global financial markets moderated thereafter, concerns remain that problems affecting the economies and budgets of European Union members, continued slow economic activity in China and some other developing markets and the inability of the United States to sustain a more robust economic recovery, may precipitate wider global contraction that could have a significant impact on the LED industry and our financial results. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including China, Taiwan, Russia and the United States. Given that we are an early-stage company operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. In addition, we derive a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three and nine months ended May 31, 2013, sales to our three largest customers, in the aggregate, accounted for 18% and 16% of our revenues, respectively.

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

•                          Average selling price of our products.  Our financial performance is affected by the average selling price of our LED chips and LED components. The price that we charge to our customers is subject to a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, the size of the order and our relationship with the relevant customer, as well as general market and economic conditions. Competition in the markets for LED products is intense, and we expect that competition will continue to increase. Increased competition, which began in calendar year 2011, and continued through the third quarter of our fiscal 2013, created a highly aggressive pricing environment. Some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. When prices decline, we must also write down the value of our inventory. Average selling prices are also affected by the mix of products that we sell in any given period. In particular, as the LED industry develops and technical specifications and market standards change, we must continue to develop and offer competitive products that meet our customers’ specifications and pricing requirements. Average selling prices for our LED chips and LED components are also impacted to a significant extent by the stage of our products’ life cycles, with average selling prices being higher early in the life cycle of a product and prices decreasing over time as products age and new products with higher efficacies are introduced. Therefore, our ability to continue to innovate by introducing higher efficacy LED chips at lower costs will have a material influence on our ability to improve our product margins, although in the near term the introduction of such higher efficacy LED chips may further reduce the selling prices of our existing products or render them obsolete. Reduction in the average selling price of LED lighting products will also affect the results of Ning Xiang.

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

•                          Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4” wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4” wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have limited impact on our gross profit, as we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips, starting in the fourth quarter of our fiscal 2011, and continuing through the third quarter of our fiscal 2013, and must absorb a high level of fixed cost such as depreciation. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially if we are to grow.

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

Critical Accounting Policies and Estimates

Except for the following, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the nine months ended May 31, 2013 as compared to those disclosed in our 2012 Annual Report.

Impairment of Long-lived Assets

For property, plant and equipment, we first determine whether indicators of impairment are present. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. Second, if we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows expected to be generated from the use and eventual disposal of the potentially impaired assets are less than the carrying amount. Third, if such estimated undiscounted cash flows do not exceed the carrying amount, we estimate the fair value of the asset and record an impairment charge if the carrying amount is greater than the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary. We group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated, or an asset group. We determined that we have two asset groups for impairment testing purposes, one of which is associated with the manufacture and sale of LED chips and LED components, and another one is associated with our Ning Xiang subsidiary, which is engaged in the manufacture and sale of lighting fixtures and systems.

In the third quarter of fiscal 2013, in conjunction with the interim goodwill impairment test discussed below, we reviewed our long-lived assets associated with our Ning Xiang subsidiary, which consisted primarily of customer relationships intangible asset for impairment. Based on our assessment, the total estimated undiscounted future net cash flows expected to be received from this asset group were less than its carrying amount as of May 31, 2013. Therefore, we determined that impairment was indicated and the carrying amount of our long-lived assets might not be fully recoverable. We then determined the fair value of the asset group using the present value of expected future net cash flows using Level 3 inputs discounted at the weighted average cost of capital of Ning Xiang, taking into consideration a third-party independent valuation. As a result, we recognized a $0.9 million impairment write-down on our long-lived assets associated with our Ning Xiang subsidiary during the three months ended May 31, 2013, which was reflected as a separate line item in our unaudited interim condensed consolidated statement of operations. The impairment charge was allocated to the customer relationships intangible asset, which was written down to its fair value of zero. The impairment was primarily driven by our updated long-term financial forecasts, which reflected a lower estimated near-term and longer-term revenues and profitability compared to estimates we developed at the time of the acquisition in August 2011. Significant estimates and assumptions include sales, estimated growth rates, profitability, discount rate, customer attribution rate and contributory asset charge, among others. The updated estimates of future cash flows represent our best estimate at this time based on reasonable and supportable assumptions. The use of different assumptions could increase or decrease the estimates of expected future cash flows and therefore, impact the related impairment charge.

In the third quarter of fiscal 2013, we did not identify any triggering event that required us to perform an interim impairment review for our long-lived assets that associated with the manufacture and sale of LED chips and LED components.

For the year ended August 31, 2012, we recognized a $7.5 million impairment write-down on certain of our property, plant and equipment used in the manufacturing of LED chips. We did not recognize any impairment charges on our long-lived assets during the year ended August 31, 2011.

Impairment of Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We recognized goodwill in the amount of $1.1 million for the acquisition of a 51% equity interest in Ning Xiang in August 2011. All of the goodwill was assigned to the Ning Xiang reporting unit. In determining whether goodwill is impaired and measuring any loss resulting from an impairment. We first determine whether the fair value of the reporting unit is less than its carrying amount (including goodwill). The fair value of the reporting unit is determined using a discounted cash flows analysis. Second, if the fair value of the reporting unit does not exceed the carrying amount, we record an impairment loss for the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform impairment test on goodwill annually on the first business day of August, or more frequently when a triggering event occurs between annual impairment tests.

Due to a lower than expected revenue, profitability and cash flows reported by the Ning Xiang reporting unit for the nine months ended May 31, 2013, we determined that there were indicators of potential impairment, which required us to perform an interim impairment test on the Ning Xiang reporting unit goodwill as of May 31, 2013. We determined the fair value of the Ning Xiang reporting unit based on the present value of estimated future net cash flows using Level 3 inputs discounted at the weighted average cost of capital of Ning Xiang. We developed our expected future net cash flows based on historical data and internally developed estimates as part of our long-term planning process, which considered current and expected economic conditions and the updated strategic plan for the Ning Xiang reporting unit, and included a terminal value calculated using a long-term future growth rate, taking into consideration the assumptions that we believed a market participant would use in measuring fair value. Based on the impairment test performed, we concluded that the carrying amount of the Ning Xiang reporting unit goodwill exceeds its implied fair value of zero and, as a result, we recognized a goodwill impairment loss of $1.1 million during the three months ended May 31, 2013, which was reflected as a separate line item in our unaudited interim condensed consolidated statement of operations. The decline in the implied fair value of the Ning Xiang reporting unit goodwill and the resulting impairment loss was primarily driven by our updated long-term financial forecasts, which reflected a lower estimated near-term and longer-term revenues and profitability compared to estimates we developed at the time of the acquisition in August 2011. Significant estimates and assumptions include sales, estimated growth rates, profitability and discount rate, among others. The updated estimates of future cash flows involve subjective judgments and represent our best estimate about future developments, determined based on reasonable and supportable assumptions and projections taking into account past experience, as well as market data obtained from independent external sources. The use of different estimates, assumptions and judgments could result in a significantly different estimate of the fair value for the Ning Xiang reporting unit.

We did not recognize any impairment charges on goodwill during the years ended August 31, 2012 and 2011.

Recovery of Investments in Unconsolidated Entities

We evaluate the recoverability of the carrying amount of our equity investments accounted for using the equity method and cost method when there is an indication of potential impairment. When an indication of potential impairment is present, we record a write-down of the equity investment if and when the amount of its estimated realizable value falls below carrying amount and we determine that this shortfall is other-than-temporary. Indications of a potential impairment that would cause us to perform this evaluation include, but are not necessarily limited to, an inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a quoted market price per share that remains significantly below our carrying amount per share for a sustained period of time. In determining whether a decline in the investment’s estimated realizable value is other-than-temporary, we consider the length of time and the extent to which such value has been less than the carrying amount, the financial condition and prospects of the investee, and our ability and intent to retain our equity investment for a period of time sufficient to allow for any anticipated recovery in value. In the event that we determine that a decline in value is other-than-temporary, we recognize an impairment charge for the reduction in the value of the equity investment.

In the third quarter of fiscal 2013, we reviewed the operating performance and financial condition of HPO based on the latest available financial statements of the investee and other publicly available information. We considered the extent and duration of time to which the fair value of the investment has been less than the carrying amount, the financial condition of the investee and prospect for recovery in the near term, and recognized an other-than-temporary impairment loss of $1.9 million on our investment in HPO during the three months ended May 31, 2013. The fair value of the investment was determined based on our best estimate of the amount that could be realized from the investment, which considered the latest net asset value reported by the investee and events that have occurred after the investee’s balance sheet date. We believe the estimated fair value reflected the exit price from a market participant’s perspective as of May 31, 2013.

We did not recognize any impairment charges due to other-than-temporary declines in the value of our equity investments during the years ended August 31, 2012 and 2011.

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

The translations from NT dollars to U.S. dollars for periods prior to January 1, 2011 were made at the exchange rates published on OANDA.com. For January 1, 2011 and all later dates and periods, the exchange rate refers to the exchange rate as set forth in the statistical release of the Bank of Taiwan. On August 31, 2012, the exchange rate was 29.93 NT dollars to one U.S. dollar. On May 31, 2013, the exchange rate was 29.93 NT dollars to one U.S. dollar. On July 5, 2013, the exchange rate was 30.04 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End

Fiscal 2011	29.53	32.04	31.26	29.01
Fiscal 2012	29.86	30.68	28.95	29.93
September 2012	29.53	29.89	29.29	29.30
October 2012	29.26	29.32	29.19	29.22
November 2012	29.13	29.25	29.00	29.06
December 2012	29.06	29.09	29.04	29.04
January 2013	29.09	29.55	28.95	29.54
February 2013	29.61	29.73	29.51	29.66
March 2013	29.74	29.90	29.62	29.83
April 2013	29.91	30.02	29.86	30.02
May 2013	29.78	29.97	29.40	29.93
June 2012	29.95	30.20	29.74	30.00
July 2013 (through July 5, 2013)	30.03	30.07	30.00	30.04

(1)  Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012

	Three Months Ended May 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$990	28%	$2,303	25%	$(1,313)	(57)%
LED components	1,517	43%	4,661	51%	(3,144)	(67)%
Lighting products	873	25%	1,377	15%	(504)	(37)%
Other revenues	146	4%	837	9%	(691)	(83)%
Total revenues, net	3,526	100%	9,178	100%	(5,652)	(62)%
Cost of revenues	8,083	229%	10,232	111%	(2,149)	(21)%
Gross loss	$(4,557)	(129)%	$(1,054)	(11)%	$(3,503)	332%

Revenues, net

Our revenues decreased by approximately 62% from $9.2 million for the three months ended May 31, 2012 to $3.5 million for the three months ended May 31, 2013. The $5.7 million decrease in revenues reflects a $3.1 million decrease in revenues attributable to sales of LED components, a $1.3 million decrease in revenues attributable to sales of LED chips, a $0.7 million decrease in other revenues and a $0.5 million decrease in revenues attributable to the sales of lighting products.

Revenues attributable to the sales of our LED chips represented 28% and 25% of our revenues for the three months ended May 31, 2013 and 2012, respectively. During the three months ended May 31, 2013, the average selling price of our LED chips was 76% lower as compared to the three months ended May 31, 2012, but volume of LED chips sold was 85% higher, primarily due to our decision to phase out and clear a significant volume of older inventory in our LED chips portfolio at discounted prices in a one-time sale. Our introduction of new EV LED chips had rendered such older inventory obsolete. The decrease in the average selling price of LED chips reflected our sales of such older inventory, and also as a result of continued market downward pricing pressure. The decrease in revenues attributable to sales of LED chips was also due to our attempt to direct efforts to areas of business where we see the best opportunity for the most profitable sales of our LED chips. This strategy, however, did not have a positive impact on our revenues during the three months ended May 31, 2013, primarily because we were unable to develop and expand our customer base and distribution channels in a timely manner, and because we did not obtain qualifications from certain of our existing customers and potential customers on our new EV LED chips and new business initiatives.

Revenues attributable to the sales of our LED components represented 43% and 51% of our revenues for the three months ended May 31, 2013 and 2012, respectively. The decrease in revenues attributable to sales of LED components was primarily driven by reduced sales of a category of lower-priced LED components that we had previously sold in significant volume to distributor customers during the three months ended May 31, 2012. During the three months ended May 31, 2013, the volume of LED components sold was 85% lower, but average selling price of LED components was 112% higher as compared to the three months ended May 31, 2012, primarily due to a slowdown in customer demand for the lower-priced LED components. The increase in the average selling price of LED components reflected a shift in our product mix to a reduced proportion of such lower-priced LED components.

Revenues attributable to the sales of lighting products represented 25% and 15% of our revenues for the three months ended May 31, 2013 and 2012, respectively. The decrease in revenues attributable to the sales of lighting products was primarily due to reduced sales reported by Ning Xiang, primarily as a result of decreased demand from certain of its large customers.

The decrease in other revenues was primarily due to lower sales of scraps.

Cost of Revenues

Our cost of revenues decreased by 21% from $10.2 million for the three months ended May 31, 2012 to $8.1 million for the three months ended May 31, 2013. The decrease in cost of revenues was primarily due to lower sales during the three months ended May 31, 2013. The decreases, however, were offset in part by increases in excess capacity charges and inventory valuation adjustments, primarily for our LED chips, and increases in cost of revenues driven primarily by the volume of LED chips sold as a result of inventory clearance. Factory utilization was lower during the three months ended May 31, 2013, primarily due to lower sales and our decision to work down our inventory levels for our LED chips. Inventory write-downs increased from $0.7 million for the three months ended May 31, 2012 to $1.1 million for the three months ended May 31, 2013.

Gross Loss

Our gross loss increased from a loss of $1.1 million for the three months ended May 31, 2012 to a loss of $4.6 million for the three months ended May 31, 2013. Our gross margin percentage was negative 129% for the three months ended May 31, 2013, as compared to negative 11% for the three months ended May 31, 2012, as a consequence of the significant reduction in revenues, excess capacity charges and inventory valuation adjustments for our LED chips, as more fully described above.

Operating Expenses

	Three Months Ended May 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$1,146	33%	$2,223	24%	$(1,077)	(48)%
Selling, general and administrative	2,171	62%	3,205	35%	(1,034)	(32)%
Goodwill impairment loss	1,077	31%	—	—	1,077	100%
Impairment of long-lived assets	851	24%	—	—	851	100%
Provision for litigation settlement	—	—	1,500	16%	(1,500)	(100)%
Total operating expenses	$5,245	149%	$6,928	75%	$(1,683)	(24)%

Research and development.  Our research and development expenses decreased from $2.2 million for the three months ended May 31, 2012 to $1.1 million for the three months ended May 31, 2013. The decrease was primarily due to a $1.1 million decrease in materials and supplies used in research and development, primarily as a result of fewer ongoing research and development activities during the three months ended May 31, 2013. In comparison, the amount of materials and supplies used during the three months ended May 31, 2012 was higher, primarily due to our research and development activities to improve production yields, to enhance the brightness of our chips, to provide continued support of the migration to 4” wafers and to improve our products.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $3.2 million for the three months ended May 31, 2012 to $2.2 million for the three months ended May 31, 2013. The decrease was mainly attributable to a $0.7 million decrease in professional service expenses, mainly legal services, a $0.1 million decrease in salaries, bonuses and other benefits, and decreases in expenses including travel, advertisement and various other expenses as a result of our cost reduction initiatives. We incurred a higher legal service expense for the three months ended May 31, 2012 primarily due to our defense of a patent infringement lawsuit involving Cree, which we settled in June 2012.

Goodwill impairment loss.  We recognized a $1.1 million impairment loss during the three months ended May 31, 2013 on goodwill that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011. All of the goodwill was assigned to the Ning Xiang reporting unit. The charge, which stemmed primarily from our updated long-term financial forecasts, is more fully described above. See Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Impairment of long-lived assets.  We recognized a $0.9 million impairment charge during the three months ended May 31, 2013 on the intangible asset for customer relationships that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011. The charge, which stemmed primarily from our updated long-term financial forecasts that reflected a lower estimated near-term and longer-term revenues and profitability compared to estimates developed at the time of the acquisition in August 2011, is more fully described in Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Provision for litigation settlement.  We recognized a $1.5 million provision for litigation settlement during the three months ended May 31, 2012. The settlement payment agreed to with Cree was in line with the provision.

Other Income (Expenses)

	Three Months Ended May 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Impairment loss on investment	$(1,885)	(53)%	$—	—	$(1,885)	100%
Equity in losses from unconsolidated entities, net	(74)	(2)%	(2,173)	(24)%	2,099	(97)%
Interest expenses, net	(25)	(1)%	(6)	(0)%	(19)	317%
Other income, net	52	1%	49	1%	3	6%
Foreign currency transaction gain, net	350	10%	10	0%	340	3400%
Total other expenses, net	$(1,582)	(45)%	$(2,120)	(23)%	$538	(25)%

Impairment loss on investment.  We recognized a $1.9 million other-than-temporary impairment loss on our investment in HPO during the three months ended May 31, 2013, as more fully described in Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Equity in losses from unconsolidated entities, net.  We recognized net losses from unconsolidated entities of $0.1 million for the three months ended May 31, 2013, as compared to $2.2 million for the three months ended May 31, 2012, primarily because, as described above, we no longer recognize any portion of the net losses reported by China SemiLEDs subsequent to August 31, 2012.

Foreign currency transaction gain, net. We recognized a net foreign currency transaction gain of $0.4 million for the three months ended May 31, 2013, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary. We recognized an insignificant amount of net foreign currency transaction gain for the three months ended May 31, 2012.

	Three Months Ended May 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Income tax expense	$—	—	$—	—	$—	—

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

Our effective tax rate was approximately zero for fiscal 2012, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended May 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Net loss attributable to noncontrolling interests	$(431)	(12)%	$(99)	(1)%	$(332)	335%

We recognized a net loss attributable to noncontrolling interests of $0.4 million and $0.1 million for the three months ended May 31, 2013 and 2012, respectively, which was attributable to the share of net loss of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, and reduced to 34% beginning in April 2013.

Nine Months Ended May 31, 2013 Compared to the Nine Months Ended May 31, 2012

	Nine Months Ended May 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$4,543	31%	$5,642	24%	$(1,099)	(19)%
LED components	5,787	40%	13,119	55%	(7,332)	(56)%
Lighting products	3,186	22%	3,026	13%	160	5%
Other revenues	1,067	7%	2,043	8%	(976)	(48)%
Total revenues, net	14,583	100%	23,830	100%	(9,247)	(39)%
Cost of revenues	25,781	177%	26,428	111%	(647)	(2)%
Gross loss	$(11,198)	(77)%	$(2,598)	(11)%	$(8,600)	331%

Revenues, net

Our revenues decreased by approximately 39% from $23.8 million for the nine months ended May 31, 2012 to $14.6 million for the nine months ended May 31, 2013. The $9.2 million decrease in revenues reflects a $7.3 million decrease in revenues attributable to sales of LED components, a $1.1 million decrease in revenues attributable to sales of LED chips and a $1.0 million decrease in other revenues, offset in part by a $0.2 million increase in revenues attributable to the sales of lighting products.

Revenues attributable to the sales of our LED chips represented 31% and 24% of our revenues for the nine months ended May 31, 2013 and 2012, respectively. During the nine months ended May 31, 2013, the average selling price of our LED chips was 68% lower as compared to the nine months ended May 31, 2012, but volume of LED chips sold was 1.5-fold higher, primarily due to our decision to phase out and clear a significant volume of older inventory in our LED chips portfolio at discounted prices in a one-time sale. Our introduction of new EV LED chips had rendered such older inventory obsolete. The decrease in the average selling price of LED chips reflected our sales of such older inventory, and also as a result of continued market downward pricing pressure. The decrease in revenues attributable to sales of LED chips was also due to our attempt to direct efforts to areas of business where we see the best opportunity for the most profitable sales of our LED chips. This strategy, however, did not have a positive impact on our revenues during the nine months ended May 31, 2013, primarily because we were unable to develop and expand our customer base and distribution channels in a timely manner, and because we did not obtain qualifications from certain of our existing customers and potential customers on our new EV LED chips and new business initiatives.

Revenues attributable to the sales of our LED components represented 40% and 55% of our revenues for the nine months ended May 31, 2013 and 2012, respectively. The decrease in revenues attributable to sales of LED components was primarily driven by reduced sales of a category of lower-priced LED components that we had previously sold in significant volume to distributor customers during the nine months ended May 31, 2012. During the nine months ended May 31, 2013, the volume of LED components sold was 73% lower, but average selling price of LED components was 59% higher as compared to the nine months ended May 31, 2012, primarily due to a slowdown in customer demand for the lower-priced LED components. The increase in the average selling price of LED components reflected a shift in our product mix to a reduced proportion of such lower-priced LED components.

Revenues attributable to the sales of lighting products represented 22% and 13% of our revenues for the nine months ended May 31, 2013 and 2012, respectively. The increase in revenues attributable to the sales of lighting products was primarily due to project-based orders for LED lights products during the nine months ended May 31, 2013.

The decrease in other revenues was primarily due to lower sales of scraps and epitaxial wafers.

Cost of Revenues

Our cost of revenues decreased by 2% from $26.4 million for the nine months ended May 31, 2012 to $25.8 million for the nine months ended May 31, 2013. The decrease in cost of revenues was primarily due to lower sales during the nine months ended May 31, 2013, as more fully described above. The decreases, however, were offset in part by increases in excess capacity charges, primarily for our LED chips, and increases in cost of revenues driven primarily by volume of LED chips sold as a result of inventory clearance and increased sales of LED lights products. Factory utilization was lower during the nine months ended May 31, 2013, primarily due to lower sales and our decision to work down our inventory levels for our LED chips.

Gross Loss

Our gross loss increased from a loss of $2.6 million for the nine months ended May 31, 2012 to a loss of $11.2 million for the nine months ended May 31, 2013. Our gross margin percentage was negative 77% for the nine months ended May 31, 2013, as compared to negative 11% for the nine months ended May 31, 2012, as a consequence of the reduction in revenues and excess capacity charge for our LED chips, as more fully described above.

Operating Expenses

	Nine Months Ended May 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$3,403	23%	$5,935	25%	$(2,532)	(43)%
Selling, general and administrative	8,454	58%	10,155	43%	(1,701)	(17)%
Goodwill impairment loss	1,077	7%	—	—	1,077	100%
Impairment of long-lived assets	851	6%	—	—	851	100%
Provision for litigation settlement	—	—	1,500	6%	(1,500)	(100)%
Total operating expenses	$13,785	95%	$17,590	74%	$(3,805)	(22)%

Research and development.  Our research and development expenses decreased from $5.9 million for the nine months ended May 31, 2012 to $3.4 million for the nine months ended May 31, 2013. The decrease was primarily due to a $2.8 million decrease in materials and supplies used in research and development, primarily as a result of fewer ongoing research and development activities during the nine months ended May 31, 2013. In comparison, the amount of materials and supplies used during the nine months ended May 31, 2012 was higher, primarily due to our research and development activities to improve production yields, to enhance the brightness of our chips, to provide continued support of the migration to 4” wafers and to improve our products. The decrease, however, was offset in part by a $0.4 million increase in salaries, bonuses and other benefits, primarily due to our hiring of additional employees and reassigned employees from other functions to the research and development function.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $10.2 million for the nine months ended May 31, 2012 to $8.5 million for the nine months ended May 31, 2013. The decrease was primarily attributable to a $1.7 million decrease in professional service expenses for legal and advisory services, a $0.5 million decrease in compensation to our directors, and decreases in utilities, travel related and advertisement expenses of $0.3 million. The decreases, however, were offset in part by a $0.9 million increase in bad debt expense. We incurred a higher professional service expenses for legal and advisory services for the nine months ended May 31, 2012, primarily due to our defense of a patent infringement lawsuit involving Cree, which we settled in June 2012, and due to our hiring of outside consultants to assist in a compensation survey and internal control reporting requirements in the nine months ended May 31, 2012. The compensation to our directors for the nine months ended May 31, 2012 was higher mainly due to the fact that we had four non-employee directors for the period from September 1, 2011 through February 6, 2012, and grant-date fair value of restricted stock units for awards made to the four directors on January 20, 2011 was also higher than awards to directors made on February 6, 2012 and February 6, 2013. The increase in bad debt expense of $0.9 million reflected a bad debt charge of $0.8 million in the nine months ended May 31, 2013, which we have ceased making sales to these customers, and as compared to the nine months ended May 31, 2012, we reported income from the collection of previously written off receivables of $0.1 million.

Goodwill impairment loss.  We recognized a $1.1 million impairment loss during the nine months ended May 31, 2013 on goodwill that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011. All of the goodwill was assigned to the Ning Xiang reporting unit. The charge, which stemmed primarily from our updated long-term financial forecasts, is more fully described above. See Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Impairment of long-lived assets.  We recognized a $0.9 million impairment charge during the nine months ended May 31, 2013 on the intangible asset for customer relationships that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011. The charge, which stemmed primarily from our updated long-term financial forecasts that reflected a lower estimated near-term and longer-term revenues and profitability compared to estimates developed at the time of the acquisition in August 2011, is more fully described in Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Provision for litigation settlement.  We recognized a $1.5 million provision for litigation settlement during the nine months ended May 31, 2012. The settlement payment agreed to with Cree was in line with the provision.

Other Income (Expenses)

	Nine Months Ended May 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Impairment loss on investment	$(1,885)	(13)%	$—	—	$(1,885)	100%
Equity in losses from unconsolidated entities, net	(172)	(1)%	(4,875)	(20)%	4,703	(96)%
Interest income, net	9	0%	10	0%	(1)	(10)%
Other income, net	158	1%	144	1%	14	10%
Foreign currency transaction gain (loss), net	190	1%	(338)	(1)%	528	(156)%
Total other expenses, net	$(1,700)	(12)%	$(5,059)	(21)%	$3,359	(66)%

Impairment loss on investment.  We recognized a $1.9 million other-than-temporary impairment loss on our investment in HPO during the nine months ended May 31, 2013, as more fully described in Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Equity in losses from unconsolidated entities, net.  We recognized net losses from unconsolidated entities of $0.2 million for the nine months ended May 31, 2013, as compared to $4.9 million for the nine months ended May 31, 2012, primarily because, as described above, we no longer recognize any portion of the net losses reported by China SemiLEDs subsequent to August 31, 2012.

Foreign currency transaction gain (loss), net.  We recognized net foreign currency transaction gain of $0.2 million for the nine months ended May 31, 2013, primarily due to the depreciation of Japanese Yen against the NT dollar from purchase contract for equipment entered into by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary. We recognized net foreign currency loss of $0.3 million for the nine months ended May 31, 2012, primarily due to the appreciation of the NT dollar against the U.S. dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense

	Nine Months Ended May 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Income tax expense	$3	0%	$—	—	$3	100%

Our effective tax rate is estimated to be approximately zero for fiscal 2013, since it is expected that Taiwan SemiLEDs, our primary operating subsidiary, will incur losses, and because we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits. Subsidiaries in Taiwan file their income tax returns separately.

Our effective tax rate was approximately zero for fiscal 2012, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and tax credits.

Net Loss Attributable to Noncontrolling Interests

	Nine Months Ended May 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Net loss attributable to noncontrolling interests	$(819)	(6)%	$(409)	(2)%	$(410)	100%

We recognized a net loss attributable to noncontrolling interests of $0.8 million and $0.4 million for the nine months ended May 31, 2013 and 2012, respectively, which was attributable to the share of net loss of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, and reduced to 34% beginning in April 2013.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of May 31, 2013 and August 31, 2012, we had cash and cash equivalents of $41.4 million and $47.2 million, respectively, which were predominately held in U.S. dollar-denominated demand deposits, money market funds and time deposits, and as of August 31, 2012, we also had short-term investments of $8.8 million, which consisted of time deposits with initial maturity of greater than three months.

We have utilized operating lines of credit with certain banks to fulfill our short-term financing needs. We had the following credit facilities with certain banks which provided for approximately $8.2 million and $7.0 million in aggregate borrowing capacity as of May 31, 2013 and August 31, 2012, respectively:

•                          An unsecured NT dollar-denominated revolving credit facility providing for approximately $2.0 million as of both May 31, 2013 and August 31, 2012. As of May 31, 2013, we had no amount outstanding under this credit facility.

•                          A one-year Renminbi-denominated loan agreement that we entered into in July 2012 providing for approximately $5.2 million and $5.0 million credit facility as of May 31, 2013 and August 31, 2012, respectively. Borrowings under this credit facility are secured by cash collateral equal to the amounts outstanding or not less than 111% of the amounts outstanding if denominated in a different currency. Interest is calculated at a variable rate based on the interest rate published by the bank plus 2%. As of May 31, 2013, we had no amount outstanding under this credit facility.

•                          A one-year NT dollar-denominated revolving credit facility entered into by our majority owned subsidiary in May 2013 providing for approximately $1.0 million. As of May 31, 2013, we had drawn down an insignificant amount under this credit facility.

Total outstanding balances of these lines of credit were $0 and $1.6 million as of May 31, 2013 and August 31, 2012, respectively. The outstanding balance as of August 31, 2012 included $1.1 million from an expired line of credit, which we paid off in October 2012. As of August 31, 2012, the balance outstanding under these lines of credit had maturity dates of six to eight months from the date of draw, one with a fixed interest rate of 1.8% per annum and one with a variable interest rate of 1.8% per annum. Total unused amounts on the remaining lines of credit were $8.2 million and $6.5 million as of May 31, 2013 and August 31, 2012, respectively.

In April 2013, our majority owned subsidiary entered into a one-year NT dollar-denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. The loan had been fully drawn down. As of May 31, 2013, the amount due to the related party was recorded in other current liabilities.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $7.8 million and $5.9 million as May 31, 2013 and August 31, 2012, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of May 31, 2013, and 1.8% to 2.0% per annum as of August 31, 2012, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $14 thousand over the 15-year term of the note with final payment to occur in May 2024; as of May 31, 2013, our outstanding balance on this note payable was approximately $1.6 million.

•                          The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014; as of May 31, 2013, our outstanding balance on this note payable was approximately $0.4 million.

•                          The third note payable requires monthly payments of principal and interest in the amount of $28 thousand over the five-year term of the note with final payment to occur in May 2015; as of May 31, 2013, our outstanding balance on this note payable was approximately $0.7 million.

•                          The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025; as of May 31, 2013, our outstanding balance on this note payable was approximately $2.5 million.

•                          In January 2013, we entered into a NT dollar-denominated long-term credit facility providing for approximately $4.1 million. The term of each draw down is three years and interest is calculated at a variable rate based on the annual time deposit rate plus an annual rate of 0.6%. As of May 31, 2013, we had drawn down $2.9 million, which requires monthly payments of principal and interest in the amount of $82 thousand with final payment to occur in April 2016; as of May 31, 2013, our outstanding balance on this note payable was approximately $2.6 million.

Property, plant and equipment pledged as collateral for our notes payable were $14.2 million and $9.9 million as of May 31, 2013 and August 31, 2012, respectively, and as of August 31, 2012, also for an outstanding balance under one of our lines of credit.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $49.5 million and $16.1 million during the years ended August 31, 2012 and 2011, respectively. For the nine months ended May 31, 2013, net loss attributable to SemiLEDs stockholders was $25.9 million. The only recent year in which we have been profitable was the year ended August 31, 2010, in which we generated net income attributable to SemiLEDs stockholders of $10.8 million. We believe that, based on our current level of operations and spending needs, our current level of cash and cash equivalents will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flow

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended May 31,
	2013	2012
Net cash used in operating activities	$(9,801)	$(10,537)
Net cash provided by (used in) investing activities	3,257	(10,422)
Net cash provided by financing activities	404	52

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2013 was $9.8 million, compared to $10.5 million for the nine months ended May 31, 2012. Cash used in operating activities during the nine months ended May 31, 2013 was $0.7 million lower, primarily due to decreases in cash used to pay for professional service expenses, to pay for materials and supplies used in production and research and development efforts, and to pay for manufacturing overhead costs such as direct labor costs and utilities cost as we implemented cost reduction initiatives, offset in part by a decrease in cash collected from customers primarily as a result of lower sales. Cash used to pay for professional service expenses decreased, primarily as a result of our settlement of a patent infringement lawsuit involving Cree in June 2012.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended May 31, 2013 was $3.3 million, which consisted primarily of proceeds from the sales of short-term investments of $8.8 million and return of our investment in a joint venture entity, SS Optoelectronics Co., Ltd. of $0.3 million. These were offset in part by our $2.9 million investment in HPO, the purchases of $2.6 million in property, plant and equipment of representing primarily the purchases of machinery and equipment, and payments for the development of intangible assets of $0.3 million.

Net cash used in investing activities for the nine months ended May 31, 2012 was $10.4 million, consisting primarily of the purchases of machinery and equipment, and payments for expanding and upgrading our manufacturing facilities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2013 was $0.4 million, which consisted primarily of proceeds from the issuance of long-term debt of $2.9 million, loan from a related party $0.2 million and employee exercises of stock options of $0.1 million, offset in part by payments on lines of credit and long-term debt in the aggregate amount of $2.6 million and cash paid to acquire an additional 15% interest in Ning Xiang of $0.2 million.

Net cash provided by financing activities for the nine months ended May 31, 2012 consisted primarily of proceeds from the draw down on lines of credit of $1.6 million, offset in part by payments on lines of credit and long-term debt in the aggregate amount of $1.6 million.

Contractual Obligations

Subsequent to August 31, 2012, we incurred additional long-term debt of $2.9 million and made regular payments on our long-term debt and lines of credit in the aggregate amount of $2.6 million.

Capital Expenditures

We had capital expenditures of $2.6 million and $10.4 million for the nine months ended May 31, 2013 and 2012, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment. We expect to continue investing in capital expenditures in the future as we invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

During the nine months ended May 31, 2013, we had no off-balance sheet arrangements. We do not have any interests in variable interest entities.

Recent Accounting Pronouncement Not Yet Adopted

For a description of accounting changes and recent adopted accounting standards, including the dates of adoption and estimated effects, if any, on our unaudited interim condensed consolidated financial statements, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report which disclosure is incorporated herein by reference.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. ASU 2013-02 is effective prospectively for us beginning in the first quarter of fiscal 2014. We have not elected to early adopt this ASU.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include primarily:

Interest Rate Risk

As of May 31, 2013, we had cash and cash equivalents of $41.4 million, consisting of demand deposits, money market funds and time deposits. Such interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the nine months ended May 31, 2013 would not have had a material impact on our unaudited interim condensed consolidated financial statements.

As of May 31, 2013, we had long-term notes payable of $7.8 million and no amounts outstanding under our lines of credit. The long term notes carry variable interest rates and these interest rates, which ranged from 1.9% to 2.0% per annum as of May 31, 2013, are based on the annual time deposit rate plus a specific spread. A hypothetical 10% change in the interest rates during the nine months ended May 31, 2013 would not have had a material impact on our unaudited interim condensed consolidated financial statements.

Foreign Exchange Risk

The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, Ning Xiang and certain other subsidiaries, is the NT dollar, and the functional currency for Xuhe Guangdian Co., Ltd., or Shenzhen SemiLEDs, is the Renminbi. We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars at exchange rates in effect at each balance sheet date, and income and expense accounts at average exchange rates during the applicable period. The resulting translation adjustments are recorded to the accumulated other comprehensive income (loss) within equity. Certain of our non-U.S. subsidiaries also hold cash, cash equivalents and short-term investments in currencies other than their functional currencies, such as in U.S. dollar-denominated demand deposits and time deposits. In addition, a portion of our revenues and expenses are currently earned and paid, respectively, by our non-U.S. subsidiaries in currencies other than their functional currencies, mainly in U.S. dollars and to a lesser extent in Japanese Yen. Our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we enter into and settle our sales and purchase transactions. Accordingly, we are subject to foreign currency related risks and incur foreign currency transaction losses and gains from time to time, which are recognized in our consolidated statements of operations. If there are significant changes in the exchange rates between NT dollar, U.S. dollar, Japanese Yen and other currencies, our consolidated financial results could be harmed. To date, we have not used any derivative financial instruments to hedge against the effect of exchange rate fluctuations. As a result, our consolidated financial condition or results of operations may be adversely affected due to changes in foreign exchange rates. A hypothetical 10% adverse change in foreign currency exchange rates between the U.S. dollar and NT dollar at May 31, 2013 would have resulted in an adjustment to the accumulated other comprehensive income or loss by $6.3 million and an additional foreign exchange loss of approximately $2.3 million.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, styled as Huard v. SemiLEDs Corporation, et al, alleging violations of the U.S. federal securities laws in connection with our initial public offering.

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

We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, in fiscal 2012, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older chips inventory. In particular, we sold a significant volume of a category of lower-priced LED components designed to meet our customers’ demand. While such a shift in product mix to lower-priced products lowered our average selling price, the significant sales volume helped to improve revenues and gross margin in fiscal 2012. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our new EV LED product series of LED chips (particularly the UV market) and continue to expand the lower-priced LED components as appropriate. However, as we expand and diversify our product offering and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2012 and 2011, our top ten customers collectively accounted for 49% and 54% of our revenues, respectively, and 36% for the nine months ended May 31, 2013. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among others. For the years ended August 31, 2012 and 2011, sales to our three largest customers, in the aggregate, accounted for 31% and 25% of our revenues, respectively, and sales to one distributor customer accounted for 24% of our total revenues for the year ended August 31, 2012. For the nine months ended May 31, 2013, sales to our three largest customers, in the aggregate, accounted for 16% of our revenues.

The sales cycle from initial contact to confirmed orders with our customers is typically long and unpredictable. We do not generally enter into long-term purchase commitment contracts with our customers. As such, our customers may alter their purchasing behavior and reduce or cancel orders with little or no notice to us. Consequently, any one of the following events may cause material fluctuations or declines in our revenues:

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

Our revenues are concentrated in a few select markets, including China, Taiwan, Russia and the United States. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 78% and 89% of our net revenues for the years ended August 31, 2012 and 2011, respectively, and 63% for the nine months ended May 31, 2013. As a result of our revenues concentration in these markets, economic conditions, changes in governmental policies and increased competition in these markets, among other factors, could have a material and disproportionate impact on our revenues, operating results, business and prospects. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the recent banking crisis in Cyprus on the Russian economy, which have led to reduced and/or delayed purchases of our products by these customers. Furthermore, the reduction in LED street and tunnel lighting projects financed by the Chinese government and aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Any unfavorable economic or market conditions could have a negative impact on our sales and profitability in such jurisdictions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for the initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through May 31, 2013, we had used $27.4 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We also used $5.4 million to acquire and invest in other businesses, and $28.0 million for working capital and other general corporate purposes.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 12, 2013	By:	/s/ Timothy Lin
		Name:	Timothy Lin
		Title:	Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.