Form 10-K
period 2013-08-31
SemiLEDs Corp
filed 2013-11-26
CIK 1333822

Use these links to rapidly review the document
SemiLEDs Corporation Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Select Market on such date, was approximately $10.3 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares outstanding of the registrant's Common Stock, par value $0.0000056 per share, as of November 14, 2013: 27,760,780.

Documents Incorporated By Reference:

         Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SemiLEDs Corporation

Smaller Reporting Company—Scaled Disclosure

        Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to "smaller reporting companies."

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

Item 1.    Business

Company Overview

        We develop, manufacture and sell light emitting diodes (LED) chips and LED components. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications, such as ultraviolet, or UV, curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. Our core products are LED chips and LED components, but lighting products have also become an increasingly important part of our business.

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

        We sell blue, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States, Russia and China. We also sell our new "Enhanced Vertical," or EV, LED product series in blue, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end-users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

        These technical capabilities enable us to produce LED chips that can provide efficacies of greater than 120 lumens per watt when packaged. We believe these capabilities and know-how also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices. In addition, we believe our technological know-how and capabilities will help facilitate our migration to larger wafer sizes.

        We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. As of August 31, 2013, we also owned a 66% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which consisted of a 51% interest that we acquired in August 2011 and an additional 15% interest that we acquired in April 2013. In November 2013, we acquired an additional 21% interest in Ning Xiang, which increased our total ownership interest to 87%. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems.

        We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of August 31, 2013, we owned a 50% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems, and we also had an inactive joint venture, Xurui Guangdian Co., Ltd., or China SemiLEDs, in which we held a 49% equity interest. China SemiLEDs was originally significant to our China strategy, but we wrote down the investment to a carrying amount of zero at August 31, 2012; see discussion further below.

Recent Developments

        The LED industry has experienced a significant downturn during our last two fiscal years, including sharp reductions in pricing of LED products, leading to dramatic decline in revenues and profitability. As a result, we incurred net losses for the fiscal years ended August 31, 2013 and 2012, which included significant impairment charges on our long-lived assets, equity investments and goodwill associated with a business acquisition, and significant excess capacity charges as a result of the underutilization of our manufacturing capacity. Although we believe such downturn is cyclical, competition in the markets for LED products is intense, and we expect that competition will continue to increase. We also faced challenges over our fiscal year ended August 31, 2013 relating to delays in the adoption of our new LED products and a sustained decrease in the market price of our common stock.

        During the first quarter of fiscal 2014, in response to challenging business conditions and to improve our overall cost competitiveness and cash flow generation, we have initiated actions to accelerate operating cost reductions and improve operational efficiencies. In addition to these actions, we have also developed a strategic plan to address areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment, de-emphasizing LED chips sales (but placing a greater emphasis on the sale of LED components) in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. The challenges we face in achieving these operational and strategic objectives include effective cash flows management and liquidity, obtaining customer qualifications on our new products and executing our strategic plan and cost reduction initiatives to focus on improving revenues and achieving profitability.

        In June 2013, we expanded our UV LED product portfolio with the launch of our mid-power P50N product series and high-power N9 product series, designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. We also introduced low-power 3020 product series and 5mm through-hole lamp type UV LED components to our LED components portfolio in January 2013.

        In July 2013, we acquired an additional LED components production line and added an array of LED components products to our existing portfolio, including LED emitters ranging from one watt to 50 watts, and LED modules for lighting applications. These LED components products are used primarily for general lighting applications, including residential, commercial and industrial lighting, and industrial applications such as UV curing and horticulture applications.

        In November 2013, we announced the launch of our new 10-watt M63 RGBW integrated 6363 LED, capable of delivering over 410 total lumens of combined red, green, blue and white light output. The M63 RGBW LED component integrates our vertical LED structure, white color chip and ceramic packaging technologies, designed for a wide range of color-changing applications, including entertainment lighting (such as stage lights, backdrops and spotlighting), large scale displays, and architectural lighting. This compact multi-color LED component offers our customers easy color mixing and higher integration that simplifies the design of lighting fixtures and reduces the number of LED components used.

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

  LED Chips

        We produce a wide variety of blue, green and UV LED chips, including our new EV LED product series, currently ranging from chip sizes of 380 microns, or µm, by 380µm to 1520µm by 1520µm, which are capable of providing over 120 lumens per watt when properly packaged as cool white emitters. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. Our LED chips are used primarily for applications in the general lighting market, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. Revenue from sales of our LED chips represented 30% and 27% of our revenues for the years ended August 31, 2013 and 2012, respectively.

  LED Components

        We currently package a portion of our LED chips into LED components for sale to distributors and end-customers in selected markets. The majority of our LED components use our 1200µm by 1200µm, 1070µm by 1070µm and 860µm by 860µm chips, most of which are combined with phosphors to produce components with various color temperatures. During the fourth quarter of our fiscal 2012, we launched our C35 emitters that incorporate our EV LED chips and feature narrow binning, low thermal resistance and a special optical design. The C35 emitters provide our customers with greater flexibility in making color choices. In June 2013, we expanded our UV LED product portfolio with the launch of our mid-power P50N product series and high-power N9 product series, designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. We also introduced low-power 3020 product series and 5mm through-hole lamp type UV LED components to our LED components portfolio in January 2013. In July 2013, we acquired an additional LED components production line and added an array of LED components products to our existing portfolio, including LED emitters ranging from one watt to 50 watts, and LED modules for lighting applications. These LED components products are used primarily for general lighting applications, including residential, commercial and industrial lighting, and industrial applications such as UV curing and horticulture applications. Our LED components include different form factors comprised of lead frame, silicone, surface mount, ceramic and through-hole packaged devices. We apply our proprietary design for the packaging process, such as wafer level phosphor coating, to optimize the optical and thermal properties of the LED component. Our packaging process includes chip bonding, wire bonding, phosphor coating, encapsulation, scribing, dicing and testing. We may, from time to time, establish packaging operations in selected markets for sale to distributors and end-customers in such markets. We also contract with other manufacturers to produce for our sale certain LED components products based on our design and technology requirements and under our quality control specifications and final inspection process. Revenue from sales of our LED components represented 39% and 50% of our revenues for the years ended August 31, 2013 and 2012, respectively.

  Lighting Products

        We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting products customers are primarily ODMs of lighting products and the end-users of lighting devices. Revenue from sales of our lighting products represented 23% and 15% of our revenues for the years ended August 31, 2013 and 2012, respectively.

Manufacturing

        Our manufacturing operations, including those of Ning Xiang, are located in Taiwan. Starting in the fourth quarter of our fiscal 2011 and continuing through the fourth quarter of our fiscal 2013, we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips. Consequently, a portion of our manufacturing equipment was idled resulting in significant excess capacity charges. We also use contract manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

Raw Materials

        We use the following raw materials in our LED chip manufacturing: metal organics, sapphire, copper alloy, gold slugs, sodium gold sulfite, aluminum granules and electrolytic nickel, among others. We use the following assembly materials in the production of our LED component products: gold bond wire, lead frame, ceramic substrate, phosphor, silicon zener-diode, silicone rubber, eutectic (AuSn) bonding material and silver paste, among others. We also purchase industrial and general chemicals and gases for the manufacture of both our LED chips and LED components. We do not manufacture our lighting products from the raw materials but we assemble our lighting products from individual components, such as LED emitters, electronic components, printed circuit boards, heat-sink, lenses and other metal and plastic components. New rules issued by the U.S. Securities and Exchange

Commission, or the SEC, in August 2012 will require us to ascertain and disclose the origin of some of the raw materials, including gold, that we use, which will add to our costs.

Quality Management

        We have implemented quality control measures at each stage of our operations, including obtaining supplier qualifications, inspecting incoming raw materials and random testing during our production process, to ensure consistent product yield and reliability. We test all new processes and new products prior to commercial production. We also inspect all final products prior to delivery to our customers to ensure that production standards are met. If we encounter defects, we conduct an analysis in an effort to identify the cause of the defect and take appropriate corrective and preventative measures. We provide standard product warranties on our products, which generally range from three months to two years. Our manufacturing fabs located in Hsinchu Science Park and Sinwu, Taiwan, are certified in compliance with ISO9001:2008. All these facilities are subject to periodic inspection by the relevant governmental authorities for safety, environmental and other regulatory compliance.

        We require all of our employees involved in the manufacturing and engineering process to receive quality control training, according to a certification system depending on the level of skills and knowledge required. The training program is designed to ensure consistent and effective application of our quality control procedures.

Sales and Marketing

        We market and sell our products through both our direct sales force and distributors. We primarily sell our LED chips to packagers and distributors. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. We sell our LED components to distributors and end-customers in selected markets, such as Taiwan, Russia, Republic of Turkey and China. Our lighting products customers consist primarily of ODMs of lighting products and the end-users of lighting devices with the sales made by our and Ning Xiang's direct sales force.

        Our direct sales force is primarily based in Taiwan. We assign our sales personnel to different geographic regions so that they can keep abreast of trends in specific markets. We plan to continue expanding our sales coverage in Asia as we grow our business. In addition, we may enter into strategic relationships with companies in Taiwan or other countries that we believe may provide strategic value to us.

        We focus our marketing efforts on brand awareness, product advantages and qualified lead generation. We rely on a variety of marketing strategies, including participation in industry conferences and trade shows, to share our technical message with customers, as well as public relations, industry research and online advertising.

Customers

        We sell our LED chips products to packaging customers and LED chip distributors. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Sales to distributors represented 20% and 43% of our revenues for the years ended August 31, 2013 and 2012, respectively.

        We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2013 and 2012, our top ten customers collectively accounted for 35% and 49%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2013 and 2012, sales to our three largest customers, in the aggregate, accounted for 14% and 31% of our revenues, respectively. For the year ended August 31, 2012, sales to one distributor customer accounted for 24% of our total revenues.

        Our revenues are concentrated in a few select markets, including Taiwan, the United States, Russia and China. Net revenues generated from sales to countries in these markets, in the aggregate, represented 63% and 78% of our revenues for the years ended August 31, 2013 and 2012, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

Our Joint Ventures and Investments

        We have grown our business in part through strategic alliances and acquisitions, and may from time to time continue to grow our operations by participating in joint ventures, making acquisitions or establishing other strategic alliances with third parties in the LED and LED-related industries. As of August 31, 2013, we had an active joint venture, SILQ, and an inactive joint venture, China SemiLEDs. See "China SemiLEDs" below.

        SILQ is a joint venture enterprise we established in Malaysia in September 2009 to design, manufacture and sell lighting fixtures and systems. We also entered into this joint venture to assist with market intelligence and channel development. As of August 31, 2013, we owned a 50% interest in SILQ. The other 50% is held by a Malaysian company. SILQ began operating in June 2010 and is developing business and selling products in Malaysia. We expect that it will incur losses for the near term.

        As of August 31, 2012, we had an inactive joint venture, SS Optoelectronics Co. Ltd., or SS Optoelectronics, in which we held a 49% interest. In September 2012, SS Optoelectronics was dissolved in accordance with the joint venture agreement and we received return of our investment in full.

        In October 2012, we completed the acquisition of a 9.9% equity interest in High Power Optoelectronics, Inc., or HPO, for total cash consideration of $2.9 million. HPO and its shareholders also granted us the right to increase our shareholdings in HPO to more than 50% within the one-year period after the closing. The purchase right expired, unexercised in October 2013. We have also become the exclusive distributor for HPO's LED products having a wavelength that is 560µm or shorter and a distributor for those that are longer. In addition, we have entered into a joint research and development agreement with HPO to develop LED products. The distribution and development agreements are terminable by either party with written notice upon the expiration of the purchase right. We did not have any active research and development activities with HPO as of August 31, 2013, and our sales of HPO's LED products during the year ended August 31, 2013 were not material. Due to the negative impact caused by economic and industry downturn in recent years, HPO has incurred significant net losses and negative cash flows from operations. Since our investment in October 2012, HPO's financial condition and sources of liquidity have continued to deteriorate. HPO also failed to comply with financial covenants for certain of its borrowing arrangements, and its cash and financial resources are limited. Due to these conditions and events, substantial doubt exists about HPO's ability to continue as a going concern. In the third quarter of fiscal 2013, we reviewed the operating performance and financial condition of HPO based on HPO's latest audited financial statements, other publicly available information and events that have occurred after HPO's balance sheet date. We also considered an extensive due diligence review completed in January 2013 by independent consultants we appointed. We considered the extent and duration of time to which the fair value of our investment has been less than the carrying amount, the financial condition of HPO and prospect for recovery in the near term, and recognized an other-than-temporary impairment loss of $1.9 million on our investment in HPO for the year ended August 31, 2013.

        In July 2013, we acquired an additional LED components production line and added an array of LED components products to our existing portfolio, including LED emitters ranging from one watt to 50 watts, and LED modules for lighting applications. These LED components products are used primarily for general lighting applications, including residential, commercial and industrial lighting, and industrial applications such as UV curing and horticulture applications. The acquisition allows us to expand our production capacity for LED components, and strengthen our product portfolio, technology and know-how related to LED components.

  China SemiLEDs

  Our Investment

        We formed China SemiLEDs, a foreign-invested joint stock company, in Foshan, Guangdong Province, China, in January 2010 to engage in the manufacture and sale of LED chips in China. We paid $14.7 million in cash for a 49% ownership interest in China SemiLEDs. The remaining 51% was owned by five other Chinese companies, including packaging companies and PRC-state owned enterprises.

        Our China strategy was initially premised on continuing our growth in China through China SemiLEDs, but the launch of China SemiLEDs was not successful. China SemiLEDs' commencement of production at its manufacturing facility in Foshan, China in April 2011 coincided with a reduction in the number of LED street and tunnel lighting projects financed by the Chinese government, the market to which China SemiLEDs intended to direct its production and marketing efforts initially. Although China SemiLEDs later redirected its production and marketing strategy to the indoor lighting market, it faced intense competition. The dramatic slowdown in the China market negatively affected China SemiLEDs' start up. It caused China SemiLEDs to idle first a portion of its manufacturing equipment, and then substantially all of its operations. At the same time, the general manager and a significant number of senior managers of China SemiLEDs terminated employment during the third quarter of our fiscal 2012.

        In October 2012, China SemiLEDs defaulted on a RMB15.0 million (approximately $2.4 million) unsecured bank loan from Agricultural Bank of China. In November 2012, Shanghai Pudong Development Bank accelerated the maturity of the secured loans that it made to China SemiLEDs, which aggregate RMB135.0 million (approximately $21.5 million), and demanded payment. The assets pledged as collateral, including the China SemiLEDs' land right use and buildings, and/or other assets may be seized by the banks, and Shanghai Pudong Development Bank had offset RMB25.0 million of China SemiLEDs' cash (approximately $4.0 million) against amounts due and demanded additional collateral. In July 2012, through a wholly owned subsidiary, we extended an unsecured loan in the aggregate amount of RMB1.4 million (approximately $0.2 million). China SemiLEDs defaulted on its obligation to repay us.

        We were not willing to provide China SemiLEDs with more financial support beyond this interim loan. The shareholders of China SemiLEDs have been working towards formulating certain restructuring plans since late calendar year 2012 to allow China SemiLEDs to recommence operations. We wrote down our investment in China SemiLEDs to a carrying amount of zero at August 31, 2012. We also took a bad debt charge of $1.4 million to reflect impairment of accounts and notes receivable from China SemiLEDs. See Note 5, "Investments in Unconsolidated Entities," and Note 11, "Related-Party Transactions," of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of the Annual Report for the year ended August 31, 2013 for detailed information.

        Even if a restructuring can be effected, there can be no assurance that the restructuring would be successful and therefore, particularly if the banks seize China SemiLEDs' assets, liquidation of China SemiLEDs may be required. We may not be able to recover anything from our investment.

  Intellectual Property Cross-Licensing Arrangements

        We entered into various patent assignment and cross-license agreements with China SemiLEDs, pursuant to which we agreed to assign certain patents to China SemiLEDs and grant royalty-free, exclusive and non-transferable licenses with respect to certain other patents to China SemiLEDs for use in manufacturing LED chips in China. In return, China SemiLEDs agreed to grant us a royalty-free, transferable and exclusive license to use the assigned patents globally except in manufacturing LED wafers and chips in China. Pursuant to the cross-license agreements, all future patents acquired by China SemiLEDs, if any, will be licensed to us for use in manufacturing or selling LED products globally. Under a trademark cross-license agreement, we agreed to grant China SemiLEDs a royalty-free, exclusive license to use our "SemiLEDs" trademark within China, subject to certain conditions.

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

        As of August 31, 2013, we had 99 patents issued and 53 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2013, we also had 149 patents issued and 145 patents pending before patent and trademark offices outside the United States. Of these 248 issued patents, 21 expire between the years 2014 and 2015, 27 expire between the years 2016 and 2020, 93 expire between the years 2021 and 2025, 106 expire between the years 2026 and 2032, and one expires after year 2032. Eighty-five of our issued patents are design patents and 18 of our pending patents are design patents. The foregoing numbers of issued and pending patents did not include those owned or filed by Ning Xiang and those we recently acquired in connection with our acquisition of an additional production line in July 2013. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to "SemiLEDs" in the United States and "MvpLED" in Taiwan, China and United States.

        Our industry is characterized by frequent intellectual property litigation involving patents, trade secrets, copyrights, mask designs, among others. From time to time, third parties may allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. In June 2012, we settled intellectual property complaints involving Cree. We agreed to dismiss complaints filed against each other without prejudice. We agreed to the entry of a permanent injunction effective October 1, 2012 that precludes us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States our accused products and/or any device that includes an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and our customers and distributors are specifically released. All remaining claims between Cree and us were withdrawn without prejudice, with each retaining the right to assert them in the future. Furthermore, other third parties may also assert infringement claims against our customers with respect to our products, or our customers' products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers' continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations. See "Risk Factors—Risks Related to Our Business—Intellectual property claims against us or our customers could subject us to significant costs and materially damage our business and reputation."

Research and Development

        We focus our research and development efforts on our design methodology and process technology for our LED products. We also focus on improving our production yields and increasing wafer sizes to lower our production costs. Our research and development team works closely with our manufacturing team. For the years ended August 31, 2013 and 2012, we invested approximately $4.6 million and $7.4 million, respectively, in research and development activities. We conduct our research and development activities at our manufacturing facilities in Taiwan.

Competition

        We believe that our advanced technology helps us to compete in the innovative, intensely competitive and rapidly changing market of LED design and manufacturing. To succeed, however, we must continue to manufacture products that meet the demanding requirements of high efficacies at low costs. We do not account for a significant percentage of the total market volume today, and we face significant competition from other more established providers of similar products as well as from new entrants into our markets.

        We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Citizen Electronics Co., Ltd., Cree, Epistar Corporation, Genesis Photonics Inc., Nichia Corporation, or Nichia, Philips (Lumileds), Siemens (Osram) GmbH, or Siemens (Osram), Showa Denko K.K., or Showa Denko, Toyoda Gosei Co., Ltd., or Toyoda Gosei, and Edison Opto Corporation, or Edison. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Epistar Corporation, Nichia, Philips (Lumileds), and Siemens (Osram). Several substantially larger companies, such as Philips (Lumileds), Siemens (Osram) and Toyoda Gosei, compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Samsung Electronics Co., Ltd., or Samsung, LG Innotek Co., Ltd., or LG Innotek, Sharp Ltd. and Taiwan Semiconductor Manufacturing Co., or TSMC, have entered into the LED chip and lighting market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies.

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

  •
  our sales channels.

        Competition in the markets for LED products is intense, and we expect that competition will continue to increase, thereby creating a highly aggressive pricing environment. Some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. When prices decline, we must also write down the value of our inventory.

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

Employees

        As of August 31, 2013, we had approximately 519 employees. Most of these employees were based in Taiwan, with a small number of employees in China. None of our employees is represented by a labor union. We consider relations with our employees to be good.

Financial Information about Geographic Areas

        We derive a substantial portion of our revenue from product sales to international customers. For information concerning geographic areas of our customers and geographic information concerning our long-lived assets, see Note 12, "Product and Geographic Information," of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A, Risk Factors, of this Annual Report.

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

        We incurred net losses attributable to SemiLEDs stockholders of $43.7 million and $49.5 million for the years ended August 31, 2013 and 2012, respectively. We can give no assurance that we will not incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this "Risk Factors" section and are beyond our control. You should not rely on the revenue or net income growth of any prior quarterly or annual periods as an indication of our future performance. In the past, we have experienced revenue declines and incurred increased net losses. If our future growth fails to meet investor or analyst expectations, the trading price of our common stock may decline significantly and could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines.

        Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives. For example, during the fourth quarter of our fiscal 2012, we introduced the EV LED product series and our new ceramic LED component products, C35 emitters. In January 2013, we introduced our low-power 3020 product series and 5mm through-hole lamp type UV LED components, and in June 2013, we expanded our UV LED product portfolio with the launch of our mid-power P50N products series and high-power N9 product series, designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. We expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable for us to recover all or a meaningful part of our investment. In addition, our new products or enhancements may need certifications or require qualifications by our customers or potential customers—both of which are lengthy and uncertain processes—that may negatively impact our sales and marketing efforts to sell or transition our customers to such new products or enhancements. Furthermore, once introduced, new products may adversely impact sales of our older generation products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results. For example, in our fiscal 2013, we experienced delays relating to the adoption of our new LED products, which negatively impacted our sales and results of operations. Our results in fiscal 2013 were also negatively impacted by our decision to phase out and clear a significant volume of older generation inventory in our LED chips portfolio at discounted prices in a one-time sale.

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

We may not be able to effectively develop, maintain and expand our sales and distribution channels, which could negatively affect our ability to expand our sales and business and damage our brand reputation.

        As part of our strategy, we market and sell our products through third-party distributors in certain markets such as Taiwan, China and Russia. We rely on these distributors to service end-customers, and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and revenues from such jurisdictions and damage our brand reputation. If we are unable to effectively develop and expand our distribution channels, or do so in a timely manner, to ensure our products are reaching the appropriate customer base, our sales and results of operations may be adversely impacted. In addition, if we successfully develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver products in the timeline established by our customers. For example, in our fiscal 2013, we have attempted to direct our efforts to areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment, de-emphasizing LED chips sales (but placing a greater emphasis on the sale of LED components) in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. This strategy, however, negatively impacted our revenues during the year ended August 31, 2013, primarily because we were unable to develop and expand our customer base and distribution channels in a timely manner, among other reasons.

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

        Competition in the markets for LED products is intense, and we expect that competition will continue to increase. Increased competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4" wafers, which we believe should lower our production costs. We substantially converted our manufacturing of LED chips based on 4" wafer technology in fiscal 2012. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have a limited impact on our gross profit, as we have suffered from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation.

        We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Citizen Electronics Co., Ltd., Cree, Epistar Corporation, Genesis Photonics Inc., Nichia, Philips (Lumileds), Siemens (Osram), Showa Denko, Toyoda Gosei, and Edison. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Epistar Corporation, Nichia, Philips (Lumileds), and Siemens (Osram). Several substantially larger companies, such as Philips (Lumileds), Siemens (Osram) and Toyoda Gosei, compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Samsung, LG Innotek, Sharp Ltd. and TSMC, have entered into the LED chip and lighting market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies. For example, Korea has programs to encourage the use of LED lighting and to establish LED-sector companies, which could result in new competitors.

        In the lighting market, we face competition from fixtures and bulbs manufactured and marketed by other LED lighting fixture companies and from lighting products incorporating incandescent,

fluorescent, halogen, ceramic metal halide or other lighting technology. In addition to lighting companies such as Cree, Philips (Lumileds) and Siemens (Osram), which are substantially larger and more established than us, we also compete with numerous smaller companies that have traditionally been in the lighting industry or recently entered into the LED lighting market.

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

        LED chips and LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED chips represented 30% and 27% of our revenues for the years ended August 31, 2013 and 2012, respectively. Revenues attributable to the sales of our LED components represented 39% and 50% of our revenues for the years ended August 31, 2013 and 2012, respectively. Although revenues attributable to the sale of lighting products accounted for 23% and 15% of our revenues for the years ended August 31, 2013 and 2012, respectively, we expect to continue to generate our revenues mainly from the sales of LED chips and LED components for the foreseeable future. As such, the continued market acceptance of our LED chips and LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our business, financial condition and results of operations.

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

        If market demand increases and we are not able to increase our capacity or if we experience delays or unforeseen costs in increasing our capacity levels, we may not be able to achieve our financial targets. Alternatively, as market demand decreases or as market supply surpasses demand, we may not be able to reduce manufacturing expenses or overhead costs proportionately. If an increase in supply outpaces the increase in market demand, or if demand decreases, the resulting oversupply could adversely impact our sales and result in the underutilization of manufacturing capacity, high inventory levels, changes in revenue mix and rapid price erosion, which would lower our margins and adversely impact our financial results. For example, in our fiscal 2013 and fiscal 2012, we recorded significant excess capacity charges as we suffered from underutilization of our manufacturing capacity as a result of a decrease in customer demand, and significant write-downs of inventories as a result of a decline in their average selling prices. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our margins and operating results.

Our ongoing cost reduction efforts may not be effective, might have unintended consequences, and could negatively impact our business.

        During the first quarter of fiscal year 2014, we have initiated actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In connection with the implementation of our cost reduction program, we developed a strategic plan to address areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment, de-emphasizing LED chips sales (but placing a greater emphasis on the sale of LED components) in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies.

        Despite our planning, some cost-cutting measures could have unexpected negative consequences. As part of our ongoing cost reduction efforts, we may reduce our work force and experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. While our cost reduction efforts reduced, or are expected to reduce, our operating costs, we cannot be certain that all efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future.

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

We may incur significant costs associated with pending legal proceedings, and the ultimate outcome of these matters is uncertain.

        We, and certain of our current and former officers and directors, are the subjects of a number of purported class action lawsuits and derivative lawsuits. We cannot predict the duration, outcome or impact of these pending matters, but the lawsuits could result in judgments against us and directors and officers named as defendants. Our legal expenses incurred in defending the lawsuits may be significant in the future. In addition, members of our senior management may be required to divert significant attention and resources to these matters, reducing the time, attention and resources they have available to devote to managing our business. These additional expenses and diversion of attention and resources, along with any reputational issues raised by these lawsuits, may have a material negative impact on our business, financial condition and results of operations.

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

        We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, in fiscal 2012, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older chips inventory. In particular, we sold a significant volume of a category of lower-priced LED components designed to meet our customers' demand. While such a shift in product mix to lower-priced products lowered our average selling price, the significant sales volume helped to improve revenues and gross margin in fiscal 2012. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our new EV LED product series of LED chips (particularly the UV market) and continue to expand the lower-priced LED components as appropriate. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

        Increased competition and the adoption of alternatives to our products, more complex engineering requirements, lower demand, over-capacity in the market and other factors has led to price erosion and, as a result, lower product margins and lower revenues. For example, some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. We anticipate our competitors will continue to implement such competitive strategies from time to time in the future. Our introduction of new LED chip and component products, such as the EV LED chips and our LED components that incorporate such chips may further reduce the selling prices of our older generation products or render them obsolete.

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

New disclosure requirements under the Dodd-Frank Act relating to "conflict minerals" could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and shareholders.

        As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd-Frank Act, in August 2012 the SEC promulgated final rules regarding annual disclosures by public companies of their use of certain minerals and metals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo, or the DRC, and adjoining countries, and their efforts in to prevent the sourcing of such conflict minerals from these countries. These conflict minerals are commonly referred to as "3TG" and include tin, tantalum, tungsten, and gold. These new rules will require us to ascertain and disclose the origin of some of the raw materials that we use, including gold. Initial disclosures will be required no later than May 31, 2014, with subsequent disclosures required no later than May 31 of each following year. We expect to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to our products, processes, or sources of supply as a consequence of such due diligence activities. The implementation of these rules and our compliance procedures could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain sufficient quantities of conflict minerals from such suppliers or at competitive prices. Also, our reputation with our customers, shareholders and other stakeholders could be damaged if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. If we cannot guarantee that all of our products exclude conflict minerals sourced from the DRC or adjoining countries, certain of our customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and financial condition may be adversely affected.

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

        We were incorporated in January 2005 and our first sales of LED chips occurred in November 2005. In the past, we have experienced revenue declines and incurred net losses. For the years ended August 31, 2013 and 2012, we incurred significant net losses attributable to SemiLEDs stockholders of

$43.7 million and $49.5 million, respectively. Our limited operating history, combined with the rapidly evolving nature of the LED industry in which we compete, may not provide an adequate basis for you to evaluate our operating and financial results and business prospects. In addition, we only have limited insight into emerging trends that may adversely affect our business, prospects and our operating results. As such, our limited operating history may impair our ability to accurately forecast our future performance.

We may not be able to effectively expand production capacity or upgrade production facilities or do so in a timely or cost-effective manner, which could prevent us from growing our sales, margins and market share.

        While we intend to focus on managing our costs and expenses in the short term, over the long term we expect to be required to invest substantially if we are to grow. This will mean having to continually expand our production capacity or upgrade our production facilities as we deem appropriate under future market conditions and future customer demand. For example, we acquired an additional LED components production line in July 2013 to expand our LED components production and research and development capabilities, and broaden our LED components portfolio. Such investment could take time to become fully operational, and could otherwise increase our costs, and we may not be able to execute quickly to take advantage of market opportunities as they arise.

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

        We had experienced a period of significant growth prior to the recent changes to the market and our business that resulted in net losses for the years ended August 31, 2013 and 2012. However, we intend to continue to upgrade our business and operations in Taiwan, as appropriate, including a focus on the introduction of new products and improving our production yields, with a view to positioning us to capture future growth of the market and our business.

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

        Our revenues are highly concentrated in a few select markets, including Taiwan, the United States, Russia and China (including Hong Kong). Net revenues generated from sales to customers in these markets accounted for 63% and 78% of our revenues for the years ended August 31, 2013 and 2012, respectively. As a result of our revenues concentration in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the banking crisis in Cyprus in March 2013 on the Russian economy, which have led to reduced and/or delayed purchases of our products by these customers. Furthermore, the reduction in LED street and tunnel lighting projects financed by the Chinese government and aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Any unfavorable economic or market conditions could have a negative impact on our sales and profitability in such jurisdictions.

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

        While we will continue to invest in process technologies and know-how to improve our LED chips using 4" wafers and to manufacture LED chips using larger wafer sizes, as appropriate, no assurance can be given that we will be successful in doing so. We have not commenced research and development to manufacture LED chips using 6" wafers, as we currently suffer from significant underutilization of our manufacturing capacity. Even if we develop the technology and know-how necessary to successfully manufacture LED chips using larger wafer sizes, we may not be able to cost-effectively migrate to larger wafer sizes and other manufacturers could succeed in developing cost-effective technology to manufacture wafer sizes greater than 4" before we do. For example, there are currently several of our competitors, such as Cree, Philips (Lumileds), Samsung and LG Innotek, have begun manufacturing LED chips based on 6" wafers. If we are unable to cost-effectively migrate to larger wafer sizes, or if these and other manufacturers succeed in developing cost-effective 6" or greater size wafer technology before we do, our financial condition, results of operations, competitiveness and prospects would be materially and adversely affected.

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

        Introduction of new products and manufacturing processes are often characterized by lower yields in the initial commercialization stage. LED chip and component manufacturing is complicated and consists of many layers of complex materials that must interact with each other. In addition, when we introduce new products and processes we often use new chemical solutions and chemical compounds with which we have less experience. We must analyze how the various solutions, compounds and layers of materials interact with each other and perform as parts of the LED chip structure. It takes time for us to analyze the data from our initial manufacturing runs and optimize our processes, and over time we generally achieve higher yield rates as we gain more experience with the product or processes. During our fiscal 2013, we have improved and increased our production yields to reduce the per-unit cost of production for our new EV LED chips and the LED components that incorporate such chips; however, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. In the past, we have experienced difficulties in achieving acceptable yields when introducing new products or new manufacturing processes, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our business.

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

        In addition, we face challenges in further expanding our LED components business because it involves processes and technologies that are significantly different from our manufacturing processes for LED chips, which has been our core product to date. For example, we are developing advanced-level LED component manufacturing techniques, such as processes that allow us to manufacture wafer-level packaging. We have also recently acquired certain technologies and know-how related to wafer-level packaging. If we are not able to further develop our LED components business or if competitors create or adopt more advanced packaging technologies than ours, then our business, financial condition and results of operations could be materially and adversely affected.

        Our distribution strategy limits the sales of our LED components as we are selling only in countries that may not necessarily have the highest demand or market potential. The intellectual property rights related to LED components are particularly complex and characterized by aggressive enforcement of those rights. To minimize the likelihood that one of our competitors or another third party will assert a claim related to our LED components, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has historically been more limited as identified below, because we believe that, given our early stage of development, it is important for us to consciously manage our exposure to litigation. Any such litigation, whether with or without merit, could divert our management, financial and other resources away from our business and thereby have a negative impact on our continued development and growth. Consistent with this strategy, we currently limit sales of our LED components to distributors and end-customers mainly in Taiwan, China, Russia, Republic of Turkey, and other countries in which we believe cost of litigation is low. We do not currently sell our LED components in all countries that meet, what we believe to be, an acceptable litigation risk profile. We review profiles of different countries and may determine from time to time that we should sell our products in one or more additional countries that meet our litigation risk profile for sale of our LED components. However, we may not be able to identify additional countries that we find to be suitable markets for these products. We have considered the potential loss of revenues and income that we may suffer as a result of our strategy to sell only in certain select countries and have concluded that, on balance, the potential loss of such revenues and income is not outweighed by the potential litigation risks. Also, there can be no guarantee that, by selling our LED components in these countries, we have not exposed our intellectual property rights, including our patents, to infringement by others. With respect to any potential infringement of our patents and other intellectual property rights by others in countries where we currently sell our LED components, we have considered the potential loss of revenues and income that we may suffer associated with such sales and have made a business judgment that the benefits outweigh any potential loss. In addition, if the countries in which we currently sell our LED components increase their enforcement of intellectual property rights, the risk of litigation would materially increase and our ability to continue to sell our LED components in these markets may be materially and adversely affected. Sales of our LED components and our other products may also be limited in the event that they are subsequently shipped or otherwise resold in a country and a claim is brought against us or our customer pursuant to the intellectual property laws of the country of final destination.

As we expand into the lighting fixtures market, we will face additional competition and our existing customers may reduce orders.

        As we expand into the lighting fixtures market and increase our sales of lighting products in the future, we will face competition from fixtures and bulbs manufactured and marketed by other LED lighting fixture companies and from lighting products incorporating incandescent, fluorescent, halogen, ceramic metal halide or other lighting technology. In addition, many of our existing customers who purchase our LED chips and LED components develop and manufacture lighting fixtures using those chips and components. As we expand into that market, our customers may respond by reducing or discontinuing their orders for our products. This could prevent us from growing or even maintaining our revenues from the sale of LED chips and LED components, which would negatively impact our business, financial condition and results of operations.

        As with our LED components, to minimize the likelihood that one of our lighting fixture competitors or another third party will assert an intellectual property right related to our lighting fixtures, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has been more limited, although the majority of our lighting product sales in fiscal 2012 were to customers in the United States. Our sales of lighting products to customers in the United States decreased significantly in fiscal 2013. This distribution strategy may limit our sales to countries that do not have the highest demand or market potential, and raise similar issues and risks to those raised with respect to our use of this strategy in connection with marketing our LED components.

We derive a significant portion of our revenues from a limited number of customers, including distributor customers, and generally do not enter into long-term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers, or the failure by one of these customers to pay, could adversely affect our operating results and financial condition.

        We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2013 and 2012, our top ten customers collectively accounted for 35% and 49%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2013 and 2012, sales to our three largest customers, in the aggregate, accounted for 14% and 31% of our revenues, respectively.

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

        Our future success depends on the continued service and performance of our key personnel, including in particular Mr. Trung T. Doan, our chief executive officer, and members of our executive team. We do not maintain key man insurance on any of our officers or key employees.

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

        In addition, competition for experienced employees in our industry can be intense, and we may not be successful in recruiting, motivating or retaining sufficiently qualified personnel on terms that are reasonable, or at all. Cyclical volatility in our industry and in our business may aggravate this problem. For example, the challenges we faced in fiscal 2013 relating to delays in the adoption of our new LED products, loss of market share and a sustained decrease in the market price of our common stock, among others, could impact our ability to attract and retain employees. When consumer demand for our products is reduced or delayed, we expect lower net revenue and reduced profitability. When our stock price declines, our equity incentive awards may lose retention value. In response to such downturns, we may also implement cost reduction initiatives, including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work-weeks and involuntary salary reductions. Layoffs during an industry downturn could make it more difficult for us to retain key talent and staff members, or to rehire employees should business improve.

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

        With respect to our LED chips, substantially all of our sales are to packagers or distributors, a substantial portion of which is used in LED general lighting applications and, to a lesser extent, in specialty industrial applications, such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. General lighting applications typically require white lighting whereas we typically sell blue chips or chips with other non-white color characteristics. Therefore, our customers coat our LED chips with an appropriately colored phosphor that converts the LED light emission into the desired color. Sales of our LED chips are highly dependent upon our customers' ability to procure high quality phosphors, develop high quality and highly efficient white LED components and obtain the necessary intellectual property rights, such as the rights to use various phosphors. Even if our customers are able to develop competitive white LED components using our LED chips, there can be no assurance that our customers will be successful in the marketplace.

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

We are required to assess our internal control over financial reporting on an annual basis and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a management report that assesses the effectiveness of our internal control over financial reporting in our annual report on Form 10-K. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, which we will be required to disclose. Our compliance with Section 404 requires that we incur substantial accounting expenses and expend significant management resources and time on compliance related issues. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we may be subject to sanctions or investigations by regulatory agencies such as the SEC. In addition, failure to meet the requirements of Section 404 or to disclose any material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. Moreover, if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, we may be subject to sanctions or investigation by regulatory authorities, including the SEC and The NASDAQ Stock Market, or NASDAQ, and our stated results of operations and reputation may be materially and adversely affected.

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

        As part of our business strategy, we have and may continue to pursue acquisitions of businesses and assets, strategic alliances and joint ventures. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. U.S. GAAP requires us to test goodwill on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including property, plant and equipment and intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable.

        In addition, some of our investments are accounted for under the equity method of accounting, which we record our proportionate share of their net income or loss, or using the cost method. However, they must also be tested for impairment. For the investments we account for under the equity method or the cost method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that impairment is indicated, we would be required to take an immediate non-cash charge to earnings, which could adversely impact our operating results. During our fiscal 2013 and 2012, we experienced a significant reduction to our earnings as a result of impairment charges on our long-lived assets, goodwill, and our investments accounted for under the equity method and the cost method of accounting; see Note 3, "Balance Sheet Components—Property, Plant and Equipment;—Intangible Assets; and—Goodwill" and Note 5, "Investments in Unconsolidated Entities," of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report for detailed information.

We may undertake joint ventures, investments, acquisitions and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

        We have grown our business in part through strategic alliances and acquisitions. For example, we formed China SemiLEDs in January 2010 to focus on the growing market in China; we acquired Silicon Base Development, Inc., or SBDI, in April 2010 to process LED chips into LED components; in August 2011, we acquired 51% equity interest in Ning Xiang, among other things, to assist with market intelligence; and in July 2013, we acquired an additional LED components production line to expand our LED components production and research and development capabilities, and broaden our LED components portfolio. As we experienced with China SemiLEDs, such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings.

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

        Our existing joint ventures and acquisitions and any future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty and potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, acquisition or other strategic alliance may not materialize or may not advance our business strategy, may fall short of expected return-on-investment targets or may not prove successful or effective for our business. We may also encounter difficulty integrating the operations, personnel and financial and operating systems of an acquired business into our current business.

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

Global economic conditions could negatively impact on our business, financial condition and results of operations.

        The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. Uncertainty about global economic conditions could result in slow economic activity, concerns about inflation and energy costs, decreased business and consumer confidence, reduced capital spending and adverse business conditions, as well as diminished liquidity and credit availability in many financial markets. In addition, these economic and business conditions could have led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the banking crisis in Cyprus in March 2013 on the Russian economy, which have led to reduced and/or delayed purchases of our products by these customers. Continued weak economic conditions and further adverse trends in general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation have in the past and may again in the future cause consumer spending to decline further, reduce demand for and prices of our products and our customers' products, affect the prices and availability of raw materials, limit our ability to obtain financing for our operations and constrain the ability or willingness of governments to invest in the LED industry or fund public projects using LED lighting products. Furthermore, our customers may be unable to access capital efficiently, or at all, which could adversely affect our financial condition by resulting in product delays, increased defaults in accounts receivables and increased inventory exposures. Any unfavorable economic or market conditions could have a material adverse effect on our business, financial condition and results of operations.

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

        We are a holding company with one material asset, which is our ownership interest in Taiwan SemiLEDs.

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

The rights of stockholders may be limited as we conduct a substantial portion of our operations in Taiwan and a substantial portion of our assets and substantially all of our directors and officers reside outside the United States.

        Although we are incorporated in Delaware, a substantial portion of our operations are conducted in Taiwan through Taiwan SemiLEDs and its subsidiaries. As such, a substantial portion of our assets are located in Taiwan. In addition, substantially all of our directors and officers reside outside the United States, and a substantial portion of the assets of those persons are located outside of the United States. Therefore, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under applicable securities laws or otherwise. Even if you are successful in bringing an action, the laws of Taiwan may render you unable to enforce a United States judgment against our assets or the assets of our directors and officers.

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

        Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the years ended August 31, 2013 and 2012, 40% and 33%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our operations in China expose us to certain inherent legal and other risks that could adversely affect our business.

        As a Delaware corporation, we are subject to laws and regulations applicable to foreign companies operating in China in general and specifically to the laws and regulations applicable to foreign invested joint stock companies. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investments in China. The PRC legal system continues to rapidly evolve and the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. For example, our current and future operating subsidiaries in China must obtain relevant permits (including land use permits), licenses and approvals necessary for to commence operations and sales and, no assurance can be given that they will be able to do so or that if obtained that such permits, licenses or approvals will be adequate or that they will not be revoked or cancelled in the future. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we have either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we have. These uncertainties may impede our ability to enforce the contracts we have entered into with our business partners, customers and suppliers.

        Because the legal and regulatory environment in China is subject to inherent uncertainties, the enforcement of our rights as a foreign company investing in China may be difficult. For example, our intellectual property may be afforded less protection in China than in some other countries. By entering the market in China in general and by licensing our intellectual property to China SemiLEDs for example, our vulnerability towards unauthorized disclosure or use of our intellectual property may be significantly increased.

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

        The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 10% and 13% of our revenues for the years ended August 31, 2013 and 2012, respectively.

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

        In December 2010, our common stock was approved for listing on The NASDAQ Global Select Market and continues to be listed on The NASDAQ Global Select Market. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the Global Select Market, including among other things, a minimum stockholders' equity of $10.0 million and a minimum bid price for our common stock of $1.00 per share. On December 6, 2012, the closing minimum bid price of our common stock dropped below $1.00 for the first time. On February 6, 2013, we received a letter from The NASDAQ Stock Market notifying us that we were not in compliance with the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Select Market. The NASDAQ Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, due to our common stock having traded for 30 consecutive business days below the minimum closing bid price requirement, we no longer met that requirement at that time. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided a cure period until August 5, 2013, to regain compliance with NASDAQ Listing Rule 5450(a)(1). To regain compliance, our common stock was required to have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days. On April 5, 2013, we regained compliance with NASDAQ Listing Rule 5450(a)(1). On August 8, 2013, the closing minimum bid price of our common stock again dropped below $1.00. On September 23, 2013, we received a letter from The NASDAQ Stock Market notifying us that we were not in compliance with the minimum bid price requirement. On October 9, 2013 we regained compliance with NASDAQ Listing Rule 5450(a)(1) after the closing bid price of our common stock had exceeded $1.00 for 10 consecutive business days.

        Although we have twice regained compliance of the continued listing requirements of The NASDAQ Global Select Market, there can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

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

  •
  general economic and market conditions.

        Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently a defendant in two filed actions and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

Future sales of shares of our common stock by existing stockholders could cause our stock price to fall.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

        As of November 14, 2013, 27.8 million shares of common stock were issued and outstanding, including 6,038 thousand shares of common stock issued in the initial public offering, which are freely tradable without restriction by non-affiliates. Certain stockholders owning more than a majority of our outstanding shares of common stock are entitled, under agreements providing for registration rights, to cause us to register those shares under the Securities Act of 1933, as amended, or the Securities Act, for public sale in the United States. As of the date hereof, we have not received any such request to register shares. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of such registration. In addition, certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliate and persons who have been affiliates in the last three months, would be subject to volume limitations and certain other restrictions under Rule 144, including that we are current in our SEC filings. In general, Rule 144 provides that any of our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we are current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

        As of November 14, 2013, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, nearly one-half of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following are significant manufacturing and office facilities that we own or lease as of August 31, 2013:

  •
  We own a five-story building located in Hsinchu Science Park, Taiwan. We occupy approximately 115,400 square feet of the building, and we lease approximately 50,100 square feet of the building to a third party tenant. Approximately 51% of our occupied space in the building is devoted to our manufacturing operations. We lease the land on which the building is situated from the Science Park Administration in Hsinchu.

  •
  We lease a total of approximately 54,100 square feet of a building in Sinwu, Taoyuan County, Taiwan, of which approximately 76% is devoted to our manufacturing operations.

  •
  Ning Xiang leases a total of approximately 22,100 square feet of manufacturing facilities and office space in Luzhu, Taoyuan County, Taiwan, of which approximately 65% is devoted to manufacturing operations.

  •
  We lease a total of approximately 2,300 square feet of office spaces in Shenzhen, China for sales and support functions.

  •
  In connection with our acquisition of an additional LED production line in July 2013, we added an additional 12,600 square feet of manufacturing facilities and office space in Hsinchu Science Park, Taiwan, of which approximately 67% is devoted to manufacturing operations.

        We believe that our facilities are adequate to meet our current corporate and manufacturing needs and that additional space would be available on commercially reasonable terms.

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

        On July 10, 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, styled as Huard v. SemiLEDs Corporation, et al., alleging violations of the U.S. federal securities laws. On July 31, 2013, a second investor filed a complaint, styled as Mohammad v. SemiLEDs Corporation, et al. On September 30, 2013, the Court appointed Mohammad Yasir as lead plaintiff and Pomerantz Grossman Hufford Dahlstrom & Gross LLP as lead counsel. On November 15, 2013, the lead plaintiff filed its Amended Complaint, styled as In re SemiLEDs Corporation Litigation, Civil Action No. 1:13-cv-04776-DLC (S.D.N.Y.). The Amended Complaint alleges one count of violation of Section 10(b) of the Exchange Act and one count of violation of Section 20(a) of the Exchange Act, both arising out of alleged misstatements made by the Company and certain of its current and former officers and directors in connection with the Company's initial public offering and the Company's results in the first, second, and third quarter of 2011.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information for our Common Stock

        Our common stock has been traded on the NASDAQ Global Select Market under the symbol "LEDS" since December 8, 2010. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ:

Fiscal Year 2012	High	Low
First Quarter (September - November 2011)	$5.47	$2.60
Second Quarter (December 2011 - February 2012)	$4.39	$2.80
Third Quarter (March - May 2012)	$4.84	$3.06
Fourth Quarter (June - August 2012)	$3.27	$1.83

Fiscal Year 2013	High	Low
First Quarter (September - November 2012)	$2.22	$1.03
Second Quarter (December 2012 - February 2013)	$1.12	$0.60
Third Quarter (March - May 2013)	$2.44	$0.68
Fourth Quarter (June - August 2013)	$2.09	$0.79

        There were 76 holders of record of our common stock as of November 14, 2013.

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

Recent Sales of Unregistered Securities

        None.

Use of Proceeds from Initial Public Offering

        On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for the initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through August 31, 2013, we had used $27.5 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We also used $6.3 million to acquire and invest in other businesses, and $32.1 million for working capital and other general corporate purposes.

        There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b), except that we no longer expect to use a portion of the proceeds to build a test line and for research and development expenses related to LED chip production based on 6" wafers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2013.

Item 6.    Selected Financial Data

        Not applicable.

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

Overview

        We develop, manufacture and sell LED chips and LED components. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. Our core products are LED chips and LED components, but lighting products have also become an increasingly important part of our business.

        We sell blue, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States, Russia and China. We also sell our new EV LED product series in blue, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Our lighting products customers consist primarily of ODMs of lighting products and the end-users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

        We are a holding company for various wholly and majority owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. As of August 31, 2013, we also owned a 66% interest in Ning Xiang, which consisted of a 51% interest that we acquired in August 2011 and an additional 15% interest that we acquired in April 2013. In November 2013, we acquired an additional 21% interest in Ning Xiang, which increased our total ownership interest to 87%. Ning Xiang is engaged in the design, manufacture and sales of lighting fixtures and systems.

        We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of August 31, 2013, we owned a 50% interest in SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. We expect that this business will incur losses for the near term. As of August 31, 2013, we also owned a 49% equity ownership interest in China SemiLEDs, which was formed to engage in the manufacture and sale of LED chips in China. China SemiLEDs was originally significant to our China strategy, but we wrote down the investment to a carrying amount of zero at August 31, 2012, as a result of our proportionate share of the net loss and impairment charge reported by China SemiLEDs for the year ended August 31, 2012. Because we have no obligation or intention to provide additional funding to China SemiLEDs, we have suspended using the equity method of accounting and no longer recognize any portion of the net losses reported by China SemiLEDs subsequent to August 31, 2012. We will resume accounting for the investment using the equity method if China SemiLEDs subsequently returns to profitability and our share of future income is sufficient to recover our share of the cumulative losses that have not previously been recognized during the period the equity method of accounting is suspended. The shareholders of China SemiLEDs have been working towards formulating certain restructuring plans since late calendar year 2012 to allow China SemiLEDs to recommence operations. Even if a restructuring can be effected, there can be no assurance that the restructuring would be successful, and therefore, particularly if the banks seize China SemiLEDs' assets, liquidation of China SemiLEDs may be required. We may not be able to recover anything from our investment.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

        The following are key factors that we believe affect our financial condition, results of operations and business:

  •
  Industry growth and demand for products and applications using LEDs.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and impact our financial performance. We believe the potential market for LED lighting will continue to expand. LEDs for efficient generation of UV light are also starting to gain attention for various medical, germicidal and industrial applications. Since a substantial portion of our LED chips, LED components and our lighting products are used by end-users in general lighting applications and specialty industrial applications such as UV curing, medical/cosmetic, counterfeit detection and horticulture, the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips, LED components and LED lighting products. Fluctuations in demand for LED lights products will also affect the results of Ning Xiang.

  •
  Average selling price of our products.  The average selling price of our products may decline for a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, changes in our product mix, the size of the order and our relationship with the relevant customer, as well as general market and economic conditions. Competition in the markets for LED products is intense, and we expect that competition will continue to increase, thereby creating a highly aggressive pricing environment. For example, some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in our revenues and the gross margin of our products. When prices decline, we must also write down the value of our inventory. Furthermore, the average selling prices for our LED products have typically decreased over product life cycles. Therefore, our ability to continue to innovate and offer competitive products that meet our customers' specifications and pricing requirements, such as higher efficacy LED products at lower costs, will have a material influence on our ability to improve our revenues and product margins, although in the near term the introduction of such higher efficacy LED chips may further reduce the selling prices of our existing products or render them obsolete. Reduction in the average selling price of LED lights products will also affect the results of Ning Xiang.

  •
  Changes in our product mix.  We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, in fiscal 2012, we placed greater emphasis on the sales of LED components rather than the sales of LED chip where we have been forced to cut prices on older inventory. In particular, we sold a significant volume of a category of lower-priced LED components designed to meet our customers' demand. While such a shift in product mix to lower-priced products lowered our average selling price, the significant sales volume helped to improve revenues and gross margin in fiscal 2012. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our new EV LED product series of LED chips (particularly the UV market) and continue to expand the lower-priced LED components as appropriate. However, as we expand and diversify our product offerings and with varying average selling prices, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

  •
  Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4" wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4" wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have limited impact on our gross profit, as we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips, starting in the fourth quarter of our fiscal 2011 and continuing through the fourth quarter of our fiscal 2013, and must absorb a high level of fixed cost, such as depreciation. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED development and production equipment if we are to grow.

  •
  Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. During the fourth quarter of our fiscal 2012, we introduced our new EV LED product series, capable of operating at a higher junction temperature and with higher thermal endurance, as well as our new ceramic LED component products, the C35 emitters, that incorporates the EV chip and also offers customers greater flexibility in making color choices. In June 2013, we expanded our UV LED product portfolio with the launch of mid- and high-power product series designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. We also broadened our LED components portfolio through an acquisition in July 2013. Our near-term success will depend upon how attractive these products are to our customers versus competitors' offerings and our customers' willingness and promptness in qualifying our new products.

  •
  General economic conditions and geographic concentration.  Many countries including the United States and the European Union members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States, Russia and China. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the banking crisis in Cyprus in March 2013 on the Russian economy, which have led to reduced and/or delayed purchases of our products by these customers. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2013 and 2012, sales to our three largest customers, in the aggregate, accounted for 14% and 31% of our revenues, respectively.

  •
  Intellectual property issues.  Competitors of ours and other third parties have in the past and will likely from time to time in the future allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. In June 2012, we settled an intellectual property dispute involving Cree. We agreed to dismiss amended complaints filed against each other without prejudice. We agreed to the entry of a permanent injunction that was effective October 1, 2012 that precludes us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and our customers and distributors are specifically released. All remaining claims between Cree and us were withdrawn without prejudice, with each retaining the right to assert them in the future. However, other third parties may also assert infringement claims against our customers with respect to our products, or our customers' products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers' continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations.

  •
  Our ability to realize our strategic initiatives.  We have grown our business in part through strategic alliances and acquisitions. For example, our China strategy was initially premised on continuing our growth in China through China SemiLEDs. The launch of China SemiLEDs was not successful; see "Business—Our Joint Ventures and Investments—China SemiLEDs." We now no longer view China SemiLEDs as the vehicle to drive our growth in China. As the world's second largest economy and one that is geographically close to our manufacturing operations, China continues to represent a key market for our products and we have been working towards formulating certain strategic alternatives to exploit the opportunities that it presents, including, but not limited to, developing and expanding our direct sales force and distribution channels through local third-party distributors. In addition, we continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions, such as acquisitions or divestitures. For example, in July 2013, we acquired an LED components production line and related technology from certain third parties, and we believe this acquisition should allow us to expand our production capacity for LED components, and strengthen our product portfolio, technology and know-how related to LED components.

Components of Consolidated Statements of Operations

  Revenues, net

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

        Our larger customers typically provide us with non-binding rolling forecasts of their requirements for the coming one to three months; however, recent global economic uncertainty and weakness has led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. Our customers may increase, decrease, cancel or delay purchase orders already in place, with no material consequences to the customer. As a result, we may face increased inventories and our backlog may decline as a result of any economic downturn or material change in market conditions or economic outlook. We price our products in accordance with prevailing market conditions, taking into account the technical specifications of the product being sold, the order volume, the strength and history of our relationship with the customer, our inventory levels and our capacity utilization. When average selling prices drop, as they did in the years ended August 31, 2013 and 2012, inventory write-downs to net realizable values may also result.

        Our customers for LED chips consist of both packagers and distributors who sell our LED chips to their packaging customers. Packagers in turn sell their packaged LED components to end-users of lighting devices. Our customers for LED components consist primarily of distributors and end-customers in selected markets. Our lighting products customers consist primarily of ODMs of lighting products and the end-users of these lighting devices. Distributors accounted for 20% and 43% of our revenues for the years ended August 31, 2013 and 2012, respectively. Our revenues attributable to our ten largest customers accounted for 35% and 49% of our revenues for the years ended August 31, 2013 and 2012, respectively.

        Our revenues are concentrated in a few select markets, including Taiwan, the United States, Russia and China. Net revenues generated from sales to countries in these markets, in the aggregate, represented 63% and 78% of our revenues for the years ended August 31, 2013 and 2012, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

        Our revenues are presented net of estimated sales returns and discounts. We estimate sales returns and discounts based on our historical discounts and return rates and our assessment of future conditions.

  Cost of Revenues

        Our cost of revenues consists primarily of cost of materials, depreciation expenses, manufacturing overhead costs, direct labor costs and utilities cost, all related to the manufacture of our LED products. Materials include raw materials, other materials such as gases and chemicals, consumables, and assembly materials. Because our products are manufactured based on customers' orders and specifications and we purchase materials and supplies to support such orders, we generally purchase our materials at spot prices in the marketplace and do not maintain long-term supply contracts. We purchase materials from several suppliers. Our procurement policy is to select only a small number of qualified vendors who demonstrate quality of materials and reliability on delivery time. We are subject to variations in the cost of our materials and consumables from period to period. Moreover, because we consume a significant amount of electricity in our manufacturing process, any fluctuations in electricity costs will have an impact on our cost of revenues. We also use contract manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries, bonuses and other benefits (including stock-based compensation expenses) for our administrative, sales and marketing personnel, expenses for professional services, which include fees and expenses for accounting, legal, tax and valuation services, amortization and depreciation related expenses, marketing related travel, lease expenses, entertainment expenses, allowance for doubtful accounts and general office related expenses, as well as compensation to our directors. We expect our selling, general and administrative expenses to decrease as we continue to implement cost reduction initiatives, such as spending controls, and as we continue to streamline our operations.

        Impairment of long-lived assets.    We recognized impairment charges on our long-lived assets, which consisted of property, plant and equipment and intangible assets, for the years ended August 31, 2013 and 2012. The impairment charges on property, plant and equipment were primarily related to machinery and equipment used in the manufacturing of LED epitaxial wafers and chips. During the year ended August 31, 2013, we also recognized an impairment charge on the intangible asset for customer relationships that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011.

        Goodwill impairment.    During the year ended August 31, 2013, we recognized an impairment charge on goodwill that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011.

        Provision for litigation settlement.    We recognized a provision and cash payment for litigation settlement for the year ended August 31, 2012 associated with the Cree litigation.

  Other Income (Expense)

        Impairment loss on investment.    During the year ended August 31, 2013, we recognized an impairment loss on our investment in HPO, an equity investment we account for using the cost method, as a result of an other-than-temporary decline in the value of our investment in HPO.

        Equity in losses from unconsolidated entities, net.    Loss from unconsolidated entities consists of our portion of the income or losses of SILQ, and for the year ended August 31, 2012, also the loss from China SemiLEDs, which we no longer recognize subsequent to August 31, 2012, and SS Optoelectronics, which was dissolved in September 2012. These entities have been accounted for using the equity method of accounting, and as such, we generally recognize our portion of the net income or loss from such entities in our consolidated statements of operations. We report our investment in such entities as investments in unconsolidated entities on our consolidated balance sheets and such investment amounts are initially stated at cost, and subsequently adjusted for our portion of equity in undistributed earnings or losses. If the value of our investment in such entities declines, and the decline is determined to be other-than-temporary, the investment would be written down to fair value. As of August 31, 2012, the carrying amount of our investment in China SemiLEDs had been reduced to zero. See Note 5, "Investments in Unconsolidated Entities," of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of the Annual Report for the year ended August 31, 2013 for detailed information.

        Interest income, net.    Interest income (expense), net consists of interest income and interest expense. Interest income represents interest earned from our cash, cash equivalents and/or short-term investments deposited with commercial banks in the United States and Taiwan. As of August 31, 2013 and 2012, we had cash and cash equivalents of $36.3 million and $47.2 million, respectively, and as of August 31, 2012, we also had short-term investments of $8.8 million, which consisted of time deposits with initial maturity of greater than three months. Interest expense consists primarily of interest on our long-term borrowings and/or short-term lines of credit with certain banks in Taiwan. As of August 31, 2013 and 2012, we had long-term debt totaling $8.5 million and $5.9 million as of August 31, 2013 and 2012, respectively, and as of August 31, 2012, we also had short-term credit facilities of $1.6 million.

        Other income, net.    Other income (expense), net consists primarily of rental income from the lease back of second floor of our Hsinchu building to the original owner, net of related depreciation charge, and income recognized from the assignment of 13 patents to China SemiLEDs, which has been deferred and recognized over the life of the assigned patents.

        Foreign currency transaction loss, net.    The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, Ning Xiang and certain other subsidiaries, is the NT dollar, and the functional currency for Xuhe Guangdian Co., Ltd. or Shenzhen SemiLEDs, is the Renminbi. Gains or losses on foreign currency transactions are recognized in our consolidated statements of operations as foreign currency transaction gains or losses. Certain purchase contracts for materials, supplies and equipment entered into by these subsidiaries are denominated in currencies other than NT dollars, mainly in U.S. dollars and to a lesser extent Japanese Yen. For our customers outside of Taiwan, these subsidiaries quote prices for our products and bill our customers in U.S. dollars, and record revenues and accounts receivable in NT dollars for such orders at the time of such sale based on our revenue recognition policies. Most of our sales to customers and purchases are on credit. Any changes in the exchange rates between the NT dollar, U.S. dollar, Japanese Yen and other currencies will result in our recognizing foreign currency transaction gains or losses, as the case may be, depending on the movement of the foreign exchange rates from the time when we record revenues and purchases, to the time we receive and make payment. We also have foreign currency transaction gains or losses from cash, cash equivalents and/or short-term investments, such as demand deposits and time deposits, held in currencies other than the functional currency of our non-U.S. subsidiaries that holds such deposits.

  Provision for Income Taxes

        United States tax treatment.    We and our subsidiary, Helios Crew, are United States corporations and are therefore required to file federal income tax returns with the Internal Revenue Service as well as with certain applicable state tax authorities. As our operations in the United States have been minimal, we have not to date recorded nor paid any significant federal or state corporate income tax.

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

        Taiwan tax treatment.    The corporate income tax rate in Taiwan is 17%. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 10%. Beginning in our fiscal 2014, the AMT rate has been increased to 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company's stockholders and is payable in the subsequent year. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2013 and 2012, we are not likely pay such taxes on undistributed earnings.

        Taiwan SemiLEDs enjoys tax credits of up to 20% under the Statute for Upgrading Industries for its investments in township areas in Taiwan with limited resources or with slow development. Such tax credits can be applied over a period of four years and will expire in our fiscal year ending August 31, 2014. Certain of our consolidated and majority owned subsidiaries in Taiwan are entitled to certain tax credits under the Statute for Industrial Innovation. A Taiwan company is entitled to apply for a tax credit of up to 15% of the aggregate amount invested in research and development if the amount of such credit does not exceed 30% of its income tax payable for that year. Any unused credit cannot be carried over to later years.

        Prior to our fiscal 2013, Taiwan SemiLEDs was entitled to certain tax exemption under the Statute for Upgrading Industries for income attributable from the use of equipment that we previously purchased to manufacture blue and green LED wafers and LED chips funded in whole or in part by proceeds from its initial capital investments and subsequent capital increases. Such tax exemption was available either to the shareholder of Taiwan SemiLEDs or, if we so determine, to Taiwan SemiLEDs itself. In addition, certain of our consolidated and majority owned subsidiaries in Taiwan were entitled to certain tax incentives under the Statute for Upgrading Industries for research and development expenses, employee training expenses and investments in automation equipment and technology. Both the tax exemption and tax credits had expired in our fiscal 2013.

        As of August 31, 2013, we had total foreign net operating loss carryforwards of $57.4 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will begin expiring in various amounts beginning in our fiscal 2014. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

  Net Loss Attributable to Noncontrolling Interests

        Net loss attributable to noncontrolling interests.    Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of our acquisition in August 2011, which was reduced to 34% beginning in April 2013, as we acquired an additional 15% interest in Ning Xiang. The noncontrolling interests in Ning Xiang are reported in the consolidated statements of operations as part of consolidated net income (loss) and in the consolidated balance sheets as part of equity. Net loss attributable to noncontrolling interests represents the share of the net loss of Ning Xiang held by the noncontrolling holders.

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

  Inventory Valuation

        Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence and we write-down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers' demand forecast. We also write-down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write-downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write-downs may be required that could adversely affect our operating results.

        Inventory write-downs to estimated net realizable values during the years ended August 31, 2013 and 2012 were $3.2 million and $3.1 million, respectively. A majority of our inventory write-downs during the years ended August 31, 2013 and 2012 was related to finished goods and work in process, primarily as a result of a decline in the average selling prices. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost.

  Allowance for Doubtful Accounts

        Accounts receivable are recorded at invoiced amounts, net of our estimated allowances for doubtful accounts. The allowance for doubtful accounts is estimated based on an assessment of our ability to collect on customer accounts receivables. We regularly review the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay. In cases where we are aware of circumstances that may impair a specific customer's ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is judgment involved with estimating our allowance for doubtful accounts and if the financial condition of our customers were to deteriorate, resulting in their inability to make the required payments, we may be required to record additional allowances or charges against revenues. Charges to bad debt expense (including related parties) during the years ended August 31, 2013 and 2012 were $1.1 million and $1.4 million, respectively. The bad debt expense in fiscal 2012 represents impairment of the accounts and notes receivable from China SemiLEDs. The bad debt expense in fiscal 2013 relates to several customers experiencing deteriorating business conditions and/or financial difficulties. We have ceased making sales to these customers and initiated legal action on certain of these customers to attempt to collect the amounts due.

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

        As of August 31, 2013 and 2012, we recognized full valuation allowances of $34.0 million and $22.5 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign income tax credit carryforwards. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2013 and 2012. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

        As of August 31, 2013, we had U.S. federal net operating loss carryforwards of $8.3 million and state net operating loss carryforwards of $0.5 million, which will begin expiring in various amounts beginning in our fiscal 2025 and fiscal 2017, respectively. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and state and local tax laws if we have experienced an "ownership change" in the past, or if an ownership change occurs in the future.

        As of August 31, 2013, we had total foreign net operating loss carryforwards of $57.4 million and foreign income tax credit carryforwards of $1.6 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, both of which will begin expiring in various amounts beginning in our fiscal 2014. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

  Useful Life of Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. We make estimates of the useful life of our property, plant and equipment in order to determine depreciation expense to be recorded each reporting period based on similar assets purchased in the past and our historical experience with such similar assets, as well anticipated technological or market changes. The estimated useful life of our property, plant and equipment directly impacts the timing of when our depreciation expense is recognized. There is significant judgment involved with estimating the useful lives of our property, plant and equipment, and a change in the estimates of such useful lives could cause our depreciation expense in future periods to increase significantly. There have been no changes in the estimates of the useful life of our property, plant and equipment in any of the last two years.

  Impairment of Long-lived Assets

        We follow provisions included in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 360-10-35, or ASC 360-10-35, "Property, Plant and Equipment—Overall—Subsequent Measurement—Impairment or Disposal of Long-Lived Assets," in determining whether the carrying amount of any of our long-lived assets, including property, plant and equipment and intangible assets, excluding goodwill, is impaired. The ASC 360-10-35 test is a three-step test for assets that are "held and used," as defined in ASC 360-10-35. First, we determine whether indicators of impairment are present. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. Second, if we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows expected to be generated from the use and eventual disposal of the potentially impaired assets are less than the carrying amount. Third, if such estimated undiscounted cash flows do not exceed the carrying amount, we estimate the fair value of the asset and record an impairment charge if the carrying amount is greater than the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary. We group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated, or an asset group. We determined that we have two asset groups for impairment testing purposes, one of which is associated with the manufacture and sale of LED chips and LED components, and the other is associated with our Ning Xiang subsidiary, which is engaged in the manufacture and sale of lighting fixtures and systems.

        In the fourth quarter of fiscal 2012, due to a continued slowdown in demand for our LED products and competitive pricing pressure, we experienced significant revenue declines and negative gross margins from our expectation. The decrease in customer demand was primarily due to delays in the adoption of our new LED products launched in the fourth quarter of fiscal 2012. We originally expected qualifications by our existing customers and potential customers in about six to nine months of launch. Such delays negatively impacted our sales and results of operations. Our market capitalization had also fallen below our net book value based on the quoted market price of our common stock for a sustained period of time. We determined that triggering events had occurred requiring us to review our long-lived assets associated with the manufacture and sale of LED chips and LED components, which had a total carrying amount of $54.0 million as of August 31, 2012, for impairment in accordance with ASC 360-10-35. Based on our assessment, the total estimated undiscounted future net cash flows expected to be received from such asset group were less than its carrying amount. We developed the expected future net cash flows based on company-specific assumptions established using historical data and internally developed estimates as part of our long-term planning process, and adjusted them as appropriate to take into account the highest and best use of the long-lived assets from the perspective of market participants in measuring fair value. Significant estimates and assumptions used in developing the future net cash flows expected to be generated by the market participants included an assumed annual sales price decline of 10% and a utilization rate of 100% for the principal long-lived tangible assets. We determined the fair value of these long-lived assets to be $46.5 million based on the present value of expected future net cash flows discounted at the weighted average cost of capital of 13.0%, taking into consideration a third-party independent valuation for the fair value of individual machinery and equipment. Consequently, we recognized an impairment charge of $7.5 million for the year ended August 31, 2012 for these long-lived assets.

        In fiscal 2013, we continued to experience declining sales, primarily due to reduced customer demand and intense competition within the LED industry, which caused us to underutilize a significant portion of our manufacturing facilities. These triggering events required us to re-assess the $45.1 million carrying amount of these long-lived assets for potential further impairment. We revised the expected future net cash flows based on company-specific assumptions established using historical data and internally developed estimates as part of our long-term planning process, and adjusted them as appropriate to take into account the highest and best use of the long-lived assets from the perspective of market participants in measuring fair value. Significant estimates and assumptions used in developing the future net cash flows expected to be generated by the market participants included an assumed sales price decline ranging from 12% to 16% and an average utilization rate of 71% for the principal long-lived tangible assets, which were revised to reflect the additional perceived risks from increased competition and pricing pressure, and evolving technological changes, within the LED industry. Based on our re-assessment, the total estimated undiscounted future net cash flows expected to be received from such asset group were less than its carrying amount during fiscal 2013. We determined the revised fair value of these long-lived assets to be $35.0 million based on the present value of the updated expected future net cash flows discounted at the weighted average cost of capital of 12.5% during fiscal 2013, taking into consideration a third-party independent valuation for the fair value of individual machinery and equipment. Consequently, we recognized a further impairment charge of $10.1 million for the year ended August 31, 2013 for these long-lived assets. The impairment charge was primarily related to machinery and equipment used in the manufacturing of LED epitaxial wafers and chips.

        In the third quarter of fiscal 2013, in conjunction with the interim goodwill impairment test discussed below, we reviewed our long-lived assets associated with our Ning Xiang asset group, which consisted primarily of customer relationships intangible asset, for impairment. Based on our assessment, we determined the fair value of this customer relationships intangible asset was zero and consequently, we recognized a $0.9 million impairment charge during the year ended August 31, 2013. The impairment was primarily driven by our updated long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates that we developed at the time of the acquisition in August 2011, primarily as a result of increased competition from a number of competitors, mainly companies based in China. Ning Xiang has historically derived a significant portion of its revenues from a limited number of large customers. The loss of, or a significant reduction in purchases by, one or more of its large customers, would negatively impact on its revenues. In addition, aggressive pricing pressure has also caused it to similarly reduce prices, accelerating the decline in gross margin of its products. We did not recognize any impairment charge on long-lived assets associated with our Ning Xiang subsidiary during the year ended August 31, 2012.

        The estimates of future cash flows involve subjective judgments and represent our best estimate at each date of assessment about future developments, determined based on reasonable and supportable assumptions and projections taking into account past experience, as well as market data obtained from independent external sources. The use of different assumptions could increase or decrease the estimates of expected future cash flows and consequently, increase or decrease the related impairment charges. For example, if the average selling prices continue to decline beyond the assumptions used in our forecast of future cash flows expected to be generated by the asset groups, or if demand for our LED products does not grow as we anticipate, or if utilization rates are lower than anticipated, it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to adjust our determination of fair value.

  Impairment of Goodwill

        Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We recognized goodwill in the amount of $1.1 million for the acquisition of a 51% equity interest in Ning Xiang in August 2011. All of the goodwill was assigned to the Ning Xiang reporting unit. In determining whether goodwill is impaired and measuring any loss resulting from the impairment, we first determine whether the fair value of the reporting unit is less than its carrying amount (including goodwill). The fair value of the reporting unit is determined using a discounted cash flows analysis. Second, if the fair value of the reporting unit does not exceed the carrying amount, we record an impairment loss for the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform an impairment test on goodwill annually on the first business day of August, or more frequently when a triggering event occurs between annual impairment tests.

        In the third quarter of fiscal 2013, due to lower than expected revenue, profitability and cash flows reported by the Ning Xiang reporting unit for the nine months ended May 31, 2013, we determined that there were indicators of potential impairment, which required us to perform an interim impairment test on the Ning Xiang reporting unit goodwill as of May 31, 2013. We determined the fair value of the Ning Xiang reporting unit based on the present value of estimated future net cash flows using Level 3 inputs discounted at the weighted average cost of capital of Ning Xiang of 10%. We developed our expected future net cash flows based on historical data and internally developed estimates as part of our long-term planning process, which considered current and expected economic conditions and the updated strategic plan for the Ning Xiang reporting unit, and included a terminal value calculated using a long-term future growth rate of 3%, taking into consideration the assumptions that we believed a market participant would use in measuring fair value. Based on the impairment test performed, we concluded that the carrying amount of the Ning Xiang reporting unit goodwill exceeds its implied fair value of zero and, as a result, we recognized a goodwill impairment charge of $1.1 million during the year ended August 31, 2013. The decline in the implied fair value of the Ning Xiang reporting unit goodwill and the resulting impairment loss was primarily driven by our updated long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates that we developed at the time of the acquisition in August 2011, as more fully described above. Other estimates and assumptions include sales, and costs and expenses. The updated estimates of future cash flows involve subjective judgments and represent our best estimate about future developments, determined based on reasonable and supportable assumptions and projections taking into account past experience, as well as market data obtained from independent external sources. The use of different estimates, assumptions and judgments could result in a significantly different estimate of the fair value for the Ning Xiang reporting unit. We did not recognize any impairment charge on such goodwill during the year ended August 31, 2012.

        On July 31, 2013, we recognized goodwill on a newly acquired business in the amount of $0.1 million at that time.

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

        In the third quarter of fiscal 2013, we reviewed the operating performance and financial condition of HPO, an equity investment we account for using the cost method, based on the latest available financial statements of the investee and other publicly available information. We considered the extent and duration of time to which the fair value of the investment has been less than the carrying amount, the financial condition of the investee and prospect for recovery in the near term, and recognized an other-than-temporary impairment loss of $1.9 million on our investment in HPO during the year ended August 31, 2013. The fair value of the investment was determined based on our best estimate of the amount that could be realized from the investment, which considered the latest audited net asset value reported by the investee and events that have occurred after the investee's balance sheet date, including the issuance price for new common shares in a private placement. We believe the estimated fair value reflected the exit price from a market participant's perspective as of August 31, 2013. We did not recognize any impairment charges due to other-than-temporary declines in the value of our other equity investments during the years ended August 31, 2013 and 2012.

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

        The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 30, 2013, the exchange rate was 29.93 NT dollars to one U.S. dollar. On November 14, 2013, the exchange rate was 29.57 NT dollars to one U.S. dollar.

        The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2011	29.53	32.04	31.26	29.01
Fiscal 2012	29.86	30.68	28.95	29.93
Fiscal 2013	29.57	30.20	28.95	29.93
September 2013	29.68	29.83	29.54	29.57
October 2013	29.41	29.51	29.36	29.40
November 2013 (through November 14, 2013)	29.47	29.59	29.40	29.57

(1)
Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

        No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

        The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following consolidated statement of operations data for the years ended August 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual

Report on Form 10-K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2013		2012
	$	% of Revenues	$	% of Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$17,967	100%	$29,299	100%
Cost of revenues	32,665	182%	34,901	119%

Gross loss	(14,698)	(82)%	(5,602)	(19)%

Operating expenses:
Research and development	4,592	26%	7,443	25%
Selling, general and administrative	11,377	63%	14,300	49%
Impairment of long-lived assets	10,923	61%	7,507	26%
Goodwill impairment	1,077	6%	—	—
Provision for litigation settlement	—	—	1,500	5%

Total operating expenses	27,969	156%	30,750	105%

Loss from operations	(42,667)	(237)%	(36,352)	(124)%
Other income (expenses):
Impairment loss on investment	(1,885)	(10)%	—	—
Equity in losses from unconsolidated entities, net	(249)	(1)%	(13,619)	(46)%
Interest income, net	11	0%	37	0%
Other income, net	213	1%	193	1%
Foreign currency transaction loss, net	(58)	0%	(208)	(1)%

Total other expenses, net	(1,968)	(11)%	(13,597)	(46)%

Loss before income taxes	(44,635)	(248)%	(49,949)	(171)%
Income tax expense	3	0%	—	—

Net loss	(44,638)	(248)%	(49,949)	(171)%
Less: Net loss attributable to noncontrolling interests	(914)	(5)%	(492)	(2)%

Net loss attributable to SemiLEDs stockholders	$(43,724)	(243)%	$(49,457)	(169)%

Year Ended August 31, 2013 Compared to Year Ended August 31, 2012

	Years Ended August 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$5,466	30%	$7,805	27%	$(2,339)	(30)%
LED components	6,924	39%	14,820	50%	(7,896)	(53)%
Lighting products	4,170	23%	4,386	15%	(216)	(5)%
Other(1)	1,407	8%	2,288	8%	(881)	(39)%

Total revenues, net	17,967	100%	29,299	100%	(11,332)	(39)%
Cost of revenues	32,665	182%	34,901	119%	(2,236)	(6)%

Gross loss	$(14,698)	(82)%	$(5,602)	(19)%	$(9,096)	162%

(1)
Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, and the provision of services.

  Revenues, net

        Our revenues decreased by 39% from $29.3 million for the year ended August 31, 2012 to $18.0 million for the year ended August 31, 2013. The $11.3 million decrease in revenues reflects a $7.9 million decrease in revenues attributable to sales of LED components, a $2.3 million decrease in revenues attributable to sales of LED chips, a $0.2 million decrease in revenues attributable to the sales of lighting products, and a $0.9 million decrease in other revenues.

        Revenues attributable to the sales of our LED chips represented 30% and 27% of our revenues for the years ended August 31, 2013 and 2012, respectively. During the year ended August 31, 2013, the average selling price of our LED chips was 65% lower as compared to the year ended August 31, 2012, but volume of LED chips sold was 97% higher, primarily due to our decision to phase out and clear a significant volume of older generation inventory in our LED chips portfolio at discounted prices in a one-time sale. Our introduction of new EV LED chips had rendered such older inventory obsolete. This had created a temporary oversupply of our products in the market, which negatively impacted customer demand for our new EV LED chips. The decrease in the average selling price of LED chips reflected our sales of such older inventory, and also as a result of continued market downward pricing pressure. The decrease in revenues attributable to sales of LED chips was also due to our attempt to direct efforts to areas of business where we see the best opportunity for the most profitable sales of our LED chips, which included a focus on the UV LED market segment, de-emphasizing LED chips sales (but placing a greater emphasis on the sale of LED components) in selected markets where pricing pressure is significant, and pursuing new market opportunities such as camera flash lighting. This strategy, however, negatively impacted our revenues during the year ended August 31, 2013, primarily because we were unable to develop and expand our customer base and distribution channels in a timely manner, and because we did not obtain qualifications from certain of our existing customers and potential customers on our new EV LED chips and new business initiatives during fiscal 2013.

        Revenues attributable to the sales of our LED components represented 39% and 50% of our revenues for the years ended August 31, 2013 and 2012, respectively. The decrease in revenues attributable to sales of LED components was primarily driven by reduced sales of a category of lower-priced LED components that we had previously sold in significant volume to distributor customers during the year ended August 31, 2012. As a result, the volume of LED components sold during the year ended August 31, 2013 was 68% lower, but the average selling price of LED components was 42% higher as compared to the year ended August 31, 2012, primarily due to a shift in our product mix to a reduced proportion of such lower-priced LED components, which offset in part the decline in the average selling price of other LED components we produce as a result of continued market downward pricing pressure.

        Revenues attributable to the sales of lighting products represented 23% and 15% of our revenues for the years ended August 31, 2013 and 2012, respectively. The decrease in revenues attributable to the sales of lighting products was due to reduced sales reported by Ning Xiang, primarily as a result of increased competition from a number of competitors, mainly companies based in China, which led to a decrease in demand for its products from certain of its large customers. The decrease, however, was offset in part by project-based orders for LED lights products we received during the year ended August 31, 2013.

        The decrease in other revenues was primarily due to lower sales of scrap.

  Cost of Revenues

        Our cost of revenues decreased by 6% from $34.9 million for the year ended August 31, 2012 to $32.7 million for the year ended August 31, 2013. The decrease in cost of revenues was primarily due to the reduced sales of lower-priced LED components during the year ended August 31, 2013, as more fully described above. The decrease was offset in part by a $1.1 million increase in excess capacity charges, primarily for our LED chips. Factory utilization was lower during the year ended August 31, 2013, primarily due to lower sales and our decision to work down our inventory levels for our LED chips.

  Gross Loss

        Our gross loss increased from a loss of $5.6 million for the year ended August 31, 2012 to a loss of $14.7 million for the year ended August 31, 2013. Our gross margin percentage was negative 82% for the year ended August 31, 2013, as compared to negative 19% for the year ended August 31, 2012, as a consequence of the reduction in revenues and excess capacity charge for our LED chips, as more fully described above, and inventory write-downs of $3.2 million and $3.1 million for the years ended August 31, 2013 and 2012, respectively.

  Operating Expenses

	Years Ended August 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$4,592	26%	$7,443	25%	$(2,851)	(38)%
Selling, general and administrative	11,377	63%	14,300	49%	(2,923)	(20)%
Impairment of long-lived assets	10,923	61%	7,507	26%	3,416	46%
Goodwill impairment	1,077	6%	—	—	1,077	N/A
Provision for litigation settlement	—	—	1,500	5%	(1,500)	N/A

Total operating expenses	$27,969	156%	$30,750	105%	$(2,781)	(9)%

        Research and development.    Our research and development expenses decreased from $7.4 million for the year ended August 31, 2012 to $4.6 million for the year ended August 31, 2013. The decrease was primarily due to a $3.1 million decrease in materials and supplies used in research and development, primarily as a result of fewer ongoing research and development activities during the year ended August 31, 2013. In comparison, the amount of materials and supplies used during the year ended August 31, 2012 was higher, primarily due to our research and development activities to improve production yields, to enhance the brightness of our chips, to provide continued support of the migration to 4" wafers and to improve our products. The decrease, however, was offset in part by a $0.3 million increase in salaries, bonuses and other benefits, primarily due to our hiring of additional employees and reassigned employees from other functions to the research and development function.

        Selling, general and administrative.    Our selling, general and administrative expenses decreased from $14.3 million for the year ended August 31, 2012 to $11.4 million for the year ended August 31, 2013. The decrease was primarily attributable to a $2.0 million decrease in professional service expenses, a $0.5 million decrease in compensation to our directors (primarily stock-based compensation expenses), a $0.2 million decrease in salary-related expenses, a $0.1 million decrease in bad debt expense, and decreases in various other expenses including utilities, travel related expenses and advertisement of $0.4 million as a result of our cost reduction initiatives. The decreases, however, were offset in part by a $0.4 million loss on the write-off of equipment. During the year ended August 31, 2012, we incurred a higher professional service expenses for legal and advisory services primarily due to our defense of a patent infringement lawsuit involving Cree, which we settled in June 2012, and due to our hiring of outside consultants to assist primarily in compensation survey and internal control reporting. The compensation to our directors for the year ended August 31, 2012 was higher mainly due to the fact that we had four non-employee directors for the period from September 1, 2011 through February 6, 2012, and grant-date fair value of restricted stock units for awards made to the four directors on January 20, 2011 was also higher than awards to directors made on February 6, 2012 and February 6, 2013. The decrease in salary-related expenses (including stock-based compensation expenses) was primarily due to the termination of employment of several senior employees and executives during the year ended August 31, 2013, and as a result of attrition. Bad debt expense for the year ended August 31, 2012 was higher, primarily due to the impairment of the accounts and notes receivable from China SemiLEDs. The bad debt expense for the year ended August 31, 2013 reflected the write-off of receivables from several customers experiencing deteriorating business conditions and/or financial difficulties. We have ceased making sales to these customers and initiated legal action on certain of these customers to attempt to collect the amounts due.

        Impairment of long-lived assets.    We recognized a $10.9 million impairment charge for the year ended August 31, 2013, which consisted of a $10.1 million charge on our property, plant and equipment, and a $0.8 million charge on the intangible asset for customer relationships that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011, as compared to $7.5 million for the year ended August 31, 2012 on our property, plant and equipment. The impairment charges on our property, plant and equipment of $10.1 million and $7.5 million for the years ended August 31, 2013 and 2012, respectively, were related to machinery and equipment used primarily in the manufacturing of LED epitaxial wafers and chips. The charges stemmed primarily from significant revenue declines and negative gross margins, as well as a drop in our market capitalization. The impairment charge of $0.8 million for the year ended August 31, 2013 on the intangible asset for customer relationships stemmed primarily from our updated long-term financial forecasts that reflected a lower estimated near-term and longer-term revenues and profitability compared to estimates developed at the time of the acquisition in August 2011. These charges are more fully described in Note 3 in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

        Goodwill impairment.    We recognized a $1.1 million impairment loss during the year ended August 31, 2013 on goodwill that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011. All of the goodwill was assigned to the Ning Xiang reporting unit. The charge, which stemmed primarily from our updated long-term financial forecasts, is more fully described above and in Note 3 in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

        Provision for litigation settlement.    We recognized a $1.5 million provision for litigation settlement during the year ended August 31, 2012. The settlement payment agreed to with Cree was in line with the provision.

  Other Income (Expenses)

	Years Ended August 31,
	2013		2012
	$	% of Revenues	$	% of Revenues
	(in thousands)
Impairment loss on investment	$(1,885)	(10)%	$—	—
Equity in losses from unconsolidated entities, net	(249)	(1)%	(13,619)	(46)%
Interest income, net	11	0%	37	0%
Other income, net	213	1%	193	1%
Foreign currency transaction loss, net	(58)	0%	(208)	(1)%

Total other expenses, net	$(1,968)	(11)%	$(13,597)	(46)%

        Impairment loss on investment.    We recognized a $1.9 million other-than-temporary impairment loss on our investment in HPO during the year ended August 31, 2013, as more fully described in Note 5 in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

        Equity in losses from unconsolidated entities, net.    We recognized net losses of $0.2 million from an unconsolidated entity for the year ended August 31, 2013, as compared to $13.6 million for the year ended August 31, 2012, primarily because we no longer recognize any portion of the net losses reported by China SemiLEDs subsequent to August 31, 2012.

        Foreign currency transaction loss, net.    We recognized net foreign currency transaction losses of $0.1 million and $0.2 million for the years ended August 31, 2013 and 2012, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar during both fiscal years from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary. The losses arising from the U.S. dollar denominated bank deposits during the year ended August 31, 2013 were offset in part by a net foreign currency transaction gain due to the depreciation of Japanese Yen against the NT dollar from a Japanese Yen denominated purchase contract for equipment entered into by Taiwan SemiLEDs.

  Income Tax Expense

	Years Ended August 31,
	2013		2012
	$	% of Revenues	$	% of Revenues
	(in thousands)
Income tax expense	$3	0%	$—	—

        We recognized an insignificant amount of income tax expense, despite a loss before income taxes, for the year ended August 31, 2013, for a subsidiary company in Taiwan, which is subject to a corporate statutory income tax rate of 17%. We recorded a full valuation allowance as of August 31, 2013 on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss, as a result of our assessment that it was unlikely we would be able to realize the benefits of these deferred tax assets.

        We did not record any income tax expense for the year ended August 31, 2012, because we incurred losses before income tax for most of our subsidiaries for the fiscal year and provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

  Net Loss Attributable to Noncontrolling Interests

	Years Ended August 31,
	2013		2012
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(914)	(5)%	$(492)	(2)%

        We recognized net losses attributable to noncontrolling interests of $0.9 million and $0.5 million for the years ended August 31, 2013 and 2012, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, and reduced to 34% beginning in April 2013.

Liquidity and Capital Resources

        From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of August 31, 2013 and 2012, we had cash and cash equivalents of $36.3 million and $47.2 million, respectively, which were predominately held in U.S. dollar denominated demand deposits, money market funds and time deposits, and as of August 31, 2012, we also had short-term investments of $8.8 million, which consisted of time deposits with initial maturity of greater than three months.

        We have utilized operating lines of credit with certain banks to fulfill our short-term financing needs. We had the following credit facilities with certain banks which provided for approximately $3.0 million and $7.0 million in the aggregate borrowing capacity as of August 31, 2013 and 2012, respectively:

  •
  An unsecured NT dollar denominated revolving credit facility providing for approximately $2.0 million in the aggregate as both of August 31, 2013 and 2012.

  •
  A one-year Renminbi denominated loan agreement, which expired in July 2013, providing for approximately $5.0 million as of August 31, 2012. We had no amount outstanding under this credit facility as of both August 31, 2013 and 2012.

  •
  A one-year NT dollar denominated revolving credit facility entered into by our majority owned subsidiary in May 2013 providing for approximately $1.0 million.

        Total outstanding balances of these lines of credit were $0 and $1.6 million as of August 31, 2013 and 2012, respectively. The outstanding balance as of August 31, 2012 included a $1.1 million from an expired line of credit, which we paid off in October 2012. The outstanding balance as of August 31, 2012 under these lines of credit had maturity dates of six to eight months from the date of draw, one with a fixed interest rate of 1.8% per annum and one with a variable interest rate of 1.8% per annum. Total unused amounts on the remaining lines of credit were $3.0 million and $6.5 million as of August 31, 2013 and 2012, respectively.

        In April 2013, our majority owned subsidiary entered into a one-year NT dollar denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. The loan had been fully drawn down. As of August 31, 2013, the amount due to the related party was recorded in other current liabilities.

        Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $8.5 million and $5.9 million as of August 31, 2013 and 2012, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of August 31, 2013, and 1.8% to 2.0% per annum as of August 31, 2012, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

  •
  The first note payable requires monthly payments of principal and interest in the amount of $14 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of August 31, 2013, our outstanding balance on this note payable was approximately $1.6 million.

  •
  The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014 and, as of August 31, 2013, our outstanding balance on this note payable was approximately $0.3 million.

  •
  The third note payable requires monthly payments of principal and interest in the amount of $28 thousand over the five-year term of the note with final payment to occur in May 2015 and, as of August 31, 2013, our outstanding balance on this note payable was approximately $0.6 million.

  •
  The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of August 31, 2013, our outstanding balance on this note payable was approximately $2.5 million.

  •
  The fifth note payable, which we entered in January 2013 and had been fully drawn down, requires monthly payments of principal and interest in the amount of $114 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of August 31, 2013, our outstanding balance on this note payable was approximately $3.5 million.

        Property, plant and equipment pledged as collateral for our notes payable were $13.9 million and $9.9 million as of August 31, 2013 and 2012, respectively, and as of August 31, 2012, also for an outstanding balance under one of our lines of credit.

        We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $43.7 million and $49.5 million during the years ended August 31, 2013 and 2012, respectively. We believe that, based on our current level of operations and spending needs, our current level of cash and cash equivalents will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

  Cash Flows

        The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K (in thousands):

	Years Ended August 31,
	2013	2012
Net cash used in operating activities	$(14,461)	$(15,771)
Net cash provided by (used in) investing activities	$2,180	$(20,533)
Net cash provided by (used in) financing activities	$1,024	$(181)

  Cash Flows Used In Operating Activities

        Net cash used in operating activities for the years ended August 31, 2013 and 2012 was $14.5 million and $15.8 million, respectively. Cash used in operating activities in fiscal 2013 was $1.3 million lower, primarily due to decreases in cash used to pay for professional service expenses, to pay for materials and supplies used in production and research and development efforts, and to pay for salary-related expenses due to the termination of employment of several senior employees and executives in fiscal 2013. Cash used to pay for professional service expenses decreased, primarily as a result of our settlement of a patent infringement lawsuit involving Cree in June 2012. These decreases in cash used in operating activities were offset in part by a decrease in cash collected from customers primarily as a result of lower sales.

  Cash Flows Provided By (Used In) Investing Activities

        Net cash provided by investing activities for the year ended August 31, 2013 was $2.2 million, consisting primarily of the proceeds from the sales of short-term investments of $8.8 million and return of our investment in a joint venture entity, SS Optoelectronics Co., Ltd. of $0.3 million. These were offset in part by our $2.9 million investment in HPO, the purchases of $2.7 million in property, plant and equipment representing primarily the purchases of machinery and equipment, an initial partial payment of $0.9 million for the acquisition of an LED components production line, and payments for the development of intangible assets of $0.4 million.

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

  Cash Flows Provided By (Used In) Financing Activities

        Net cash provided by financing activities for the year ended August 31, 2013 was $1.0 million, consisting primarily of proceeds from the issuance of long-term debt of $4.0 million, loan from a related party $0.2 million and employee exercises of stock options of $0.1 million, offset in part by payments on lines of credit and long-term debt in the aggregate amount of $3.1 million and cash paid to acquire an additional 15% interest in Ning Xiang of $0.2 million.

        Net cash used in financing activities for the year ended August 31, 2012 was $0.2 million, consisting primarily of payments on long-term debt and lines of credit in the aggregate amount of $1.8 million, offset in part by proceeds from the draw down on lines of credit of $1.6 million.

Capital Expenditures

        We had capital expenditures of $2.7 million and $11.6 million for the years ended August 31, 2013 and 2012, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

        As of August 31, 2013, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SemiLEDs Corporation:

        We have audited the accompanying consolidated balance sheets of SemiLEDs Corporation (the "Company") and subsidiaries as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended August 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules for the years ended August 31, 2013 and 2012 included herein. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Xurui Guangdian Co., Ltd. ("China SemiLEDs"), a 49 percent owned investee of the Company, as of and for the year ended August 31, 2012. The Company's investment in China SemiLEDs as of August 31, 2012 has been reduced to zero, and its equity in losses of China SemiLEDs was $13.4 million for the year ended August 31, 2012. The financial statements of China SemiLEDs as of and for the year ended August 31, 2012 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for China SemiLEDs, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemiLEDs Corporation and subsidiaries as of August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules for the years ended August 31, 2013 and 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

Taipei, Taiwan (the Republic of China)
November 26, 2013

Independent Auditor's Report

The Board of Directors and Shareholders
Xurui Guangdian Co., Ltd.:

        We have audited the balance sheet of Xurui Guangdian Co., Ltd. as of August 31, 2012, and the related statements of operations, equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of Xurui Guangdian Co., Ltd.' s management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Xurui Guangdian Co., Ltd. is not required to conduct, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Xurui Guangdian Co., Ltd.' s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xurui Guangdian Co., Ltd. as of August 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        The financial statements have been prepared assuming that Xurui Guangdian Co., Ltd. will continue as a going concern. As discussed in Note 1 to the financial statements, Xurui Guangdian Co., Ltd. incurred a net loss of RMB 250.9 million during the year ended August 31, 2012 and, as of that date, Xurui Guangdian Co., Ltd.' s accumulated deficit was RMB 248.1 million. As further discussed in Note 13 to the financial statements, Xurui Guangdian Co., Ltd. defaulted on certain bank loans in October 2012. These conditions along with other matters as set forth in Note 13 raise substantial doubt about Xurui Guangdian Co., Ltd.'s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ShineWing Certified Public Accountants

ShineWing Certified Public Accountants
Beijing, People's Republic of China
November 20, 2012

SEMILEDS CORPORATION

Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,272	$47,228
Short-term investments	—	8,831
Accounts receivable, net of allowance for doubtful accounts of $1,616 and $577 as of August 31, 2013 and 2012, respectively	2,152	4,759
Accounts receivable from related parties, net of allowance for doubtful accounts $1,395 and $1,405 as of August 31, 2013 and 2012, respectively	120	157
Inventories	10,500	13,016
Prepaid expenses and other current assets	1,080	1,130

Total current assets	50,124	75,121
Property, plant and equipment, net	30,473	46,642
Intangible assets, net	1,379	1,552
Goodwill, net	59	1,072
Investments in unconsolidated entities	2,275	1,821
Other assets	1,395	1,326

TOTAL ASSETS	$85,705	$127,534

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$—	$1,585
Current installments of long-term debt	2,294	967
Accounts payable	3,534	5,768
Accrued expenses and other current liabilities	6,825	4,969
Deferred income, current portion	51	51

Total current liabilities	12,704	13,340
Long-term debt, excluding current installments	6,169	4,953
Deferred income, net of current portion	339	390

Total liabilities	19,212	18,683

Commitments and contingencies (Note 7)
EQUITY:
SemiLEDs stockholders' equity
Common stock, $0.0000056 par value—32,143 shares authorized; 27,761 shares and 27,470 shares issued and outstanding as of August 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	169,114	167,070
Accumulated other comprehensive income	5,557	5,179
Accumulated deficit	(108,155)	(64,431)

Total SemiLEDs stockholders' equity	66,516	107,818
Noncontrolling interests	(23)	1,033

Total equity	66,493	108,851

TOTAL LIABILITIES AND EQUITY	$85,705	$127,534

See notes to consolidated financial statements.

 SEMILEDS CORPORATION

Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2013	2012
Revenues, net	$17,967	$29,299
Cost of revenues	32,665	34,901

Gross loss	(14,698)	(5,602)

Operating expenses:
Research and development	4,592	7,443
Selling, general and administrative	11,377	14,300
Impairment of long-lived assets (Note 3)	10,923	7,507
Goodwill impairment (Note 3)	1,077	—
Provision for litigation settlement (Note 7)	—	1,500

Total operating expenses	27,969	30,750

Loss from operations	(42,667)	(36,352)
Other income (expenses):
Impairment loss on investment (Note 5)	(1,885)	—
Equity in losses from unconsolidated entities, net	(249)	(13,619)
Interest income, net	11	37
Other income, net	213	193
Foreign currency transaction loss, net	(58)	(208)

Total other expenses, net	(1,968)	(13,597)

Loss before income taxes	(44,635)	(49,949)
Income tax expense	3	—

Net loss	(44,638)	(49,949)
Less: Net loss attributable to noncontrolling interests	(914)	(492)

Net loss attributable to SemiLEDs stockholders	$(43,724)	$(49,457)

Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(1.58)	$(1.80)

Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	27,630	27,414

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Years Ended August 31,
	2013	2012
Net loss	$(44,638)	$(49,949)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	388	(1,851)

Comprehensive loss	$(44,250)	$(51,800)

Comprehensive loss attributable to noncontrolling interests	$(904)	$(540)

Comprehensive loss attributable to SemiLEDs stockholders	$(43,346)	$(51,260)

See notes to consolidated financial statements.

 SEMILEDS CORPORATION

Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

	Common Stock			Accumulated Other Comprehensive Income		Total SemiLEDs Stockholders' Equity
			Additional Paid-in Capital		Accumulated Deficit		Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE—September 1, 2011	27,285	$—	$164,370	$6,982	$(14,974)	$156,378	$1,573	$157,951
Issuance of common stock under equity incentive plans	185	—	73	—	—	73	—	73
Stock-based compensation	—	—	2,616	—	—	2,616	—	2,616
Proportionate share of investee's equity adjustment	—	—	11	—	—	11	—	11
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	(1,803)	—	(1,803)	(48)	(1,851)
Net loss	—	—	—	—	(49,457)	(49,457)	(492)	(49,949)

BALANCE—August 31, 2012	27,470	$—	$167,070	$5,179	$(64,431)	$107,818	$1,033	$108,851
Issuance of common stock under equity incentive plans	291	—	74	—	—	74	—	74
Stock-based compensation	—	—	2,020	—	—	2,020	—	2,020
Purchase of common shares in Ning Xiang from noncontrolling interests	—	—	(50)	—	—	(50)	(152)	(202)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	378	—	378	10	388
Net loss	—	—	—	—	(43,724)	(43,724)	(914)	(44,638)

BALANCE—August 31, 2013	27,761	$—	$169,114	$5,557	$(108,155)	$66,516	$(23)	$66,493

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Years Ended August 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,638)	$(49,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,317	8,677
Goodwill impairment	1,077	—
Impairment of long-lived assets	10,923	7,507
Impairment loss on investment	1,885	—
Stock-based compensation expense	2,020	2,616
Bad debt expense	1,071	1,405
Provisions for inventory write-downs	3,226	3,148
Loss (gain) on disposal or write-off of property, plant and equipment	417	(125)
Equity in losses from unconsolidated entities, net	249	13,619
Income recognized on patents assignment	(51)	(51)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,650	(773)
Inventories	(579)	(445)
Prepaid expenses and other	43	369
Accounts payable	292	421
Accrued expenses and other current liabilities	(363)	(2,190)

Net cash used in operating activities	(14,461)	(15,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, including interest capitalized	(2,716)	(11,569)
Sale of property, plant and equipment	—	218
Purchase of investments	(2,873)	—
Acquisition of business	(888)	—
Purchase of short-term investments	—	(8,831)
Payments for development of intangible assets	(429)	(368)
Proceeds from sales of short-term investments	8,831	—
Proceeds from return of investment in unconsolidated entity	250	—
Other investing activities, net	5	17

Net cash provided by (used in) investing activities	2,180	(20,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	74	73
Proceeds from line of credit	—	1,594
Payments on line of credit	(1,623)	(900)
Proceeds from long-term debt	4,024	—
Payments of long-term debt	(1,453)	(948)
Proceeds from loan from related party	204	—
Acquisition of noncontrolling interests	(202)	—

Net cash provided by (used in) financing activities	1,024	(181)

Effect of exchange rate changes on cash and cash equivalents	301	94

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,956)	(36,391)
CASH AND CASH EQUIVALENTS—Beginning of year	47,228	83,619

CASH AND CASH EQUIVALENTS—End of year	$36,272	$47,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$153	$129

Cash paid for income taxes	$17	$51

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$511	$3,142

Accrual related to acquisition of business	$2,049	$—

See notes to consolidated financial statements.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements

Years Ended August 31, 2013 and 2012

1. Business

        SemiLEDs Corporation ("SemiLEDs" or the "parent company") was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly and majority owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the "Company") develop, manufacture and sell high performance light emitting diodes ("LEDs"). The Company's core products are LED chips and LED components, but lighting products have also become an increasingly important part of the Company's business. A portion of the Company's business consists of the sale of contract manufactured LED products. The Company's customers are concentrated in a few select markets, including Taiwan, the United States, Russia and China.

        As of August 31, 2013, SemiLEDs had seven wholly owned subsidiaries and a 66% equity interest in Ning Xiang Technology Co., Ltd. ("Ning Xiang"). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently take place and where a substantial portion of the assets are held and located. In August 2011, the Company, through a wholly owned subsidiary, acquired 51% of the outstanding shares of Ning Xiang, which is engaged in the design, manufacture and sale of lighting fixtures and systems. In April 2013, SemiLEDs acquired an additional 15% of the outstanding shares of Ning Xiang, increasing its ownership interest from 51% to 66%.

        SemiLEDs' common shares are listed on the NASDAQ Global Select Market under the symbol "LEDS" since December 8, 2010.

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

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

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

        Certain Significant Risks and Uncertainties—The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company's future financial position or results of operations, which risks and uncertainties include, among others: it has incurred significant losses over the last three fiscal years, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to grow its revenue and/or maintain or increase its margins, it may experience fluctuations in its revenues and operating results, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

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

Years Ended August 31, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

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

        The Company keeps its cash, cash equivalents and short-term investments in demand deposits, time deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2013 and 2012, cash, cash equivalents and short-term investments of the Company consist of the following (in thousands):

	August 31,
Cash, Cash Equivalents and Short-term Investments by Location	2013	2012
United States;
Denominated in U.S. dollars	$18,631	$18,744
Taiwan;
Denominated in U.S. dollars	16,158	34,477
Denominated in New Taiwan dollars	445	2,193
Denominated in other currencies	264	235
China (including Hong Kong);
Denominated in U.S. dollars	345	376
Denominated in Renminbi	428	33
Denominated in H.K. dollars	1	1

Total cash, cash equivalents and short-term investments	$36,272	$56,059

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

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

        Customers that accounted for 10% or more of the Company's total net accounts receivable as of August 31, 2013 and 2012 consist of the following:

	August 31,
Customers	2013	2012
Customer A	19%	—
Customer B	10%	9%
Customer C	5%	15%
Customer D	—	11%

        Only one customer accounted for 10% or more of the Company's total net revenues for the years ended August 31, 2013 and 2012, as follows (in thousands, except percentages):

	Years Ended August 31,
	2013		2012
Customer	Amount	% of Revenues	Amount	% of Revenues
Customer E	$143	1%	$7,176	24%

        Net revenues generated from sales to the top ten customers represented 35% and 49% of the Company's total net revenues for the years ended August 31, 2013 and 2012, respectively.

        The Company's revenues have been concentrated in a few select markets, including Taiwan, the United States, Russia and China. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 63% and 78% of the Company's total net revenues for the years ended August 31, 2013 and 2012, respectively. See Note 12 for additional information.

        Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

        As of August 31, 2013 and 2012, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2013	2012
Cash;
Cash and demand deposits	$31,257	$36,218
Cash equivalents;
Time deposits	—	6,000
Money market funds	5,015	5,010

Total cash and cash equivalents	$36,272	$47,228

        Short-term Investments—Short-term investments consist of time deposits with initial maturities of greater than three months but less than one year. As of August 31, 2012, the Company had $8.8 million in short-term investments and no such investments as of August 31, 2013.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

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

        Inventories—Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company's production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped.

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

        Intangible Assets—Intangible assets consist of patents, trademarks, acquired technology and customer relationships. Intangible assets are initially recognized at their respective acquisition costs. All of the Company's intangible assets have been determined to have finite useful lives and are, therefore, amortized using the straight-line method over their estimated useful lives:

Patents and trademarks	3 to 25 years
Acquired technology	4 to 5 years
Customer relationships	5 years

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

        During the year ended August 31, 2013, the intangible asset for customer relationships arising from the acquisition of a 51% equity interest in Ning Xiang in August 2011 was written down to its fair value of zero before the end of its estimated useful life; see Note 3 for further details.

        Goodwill—Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually. The goodwill impairment test is a two-step test. Under step one, the fair value of the reporting unit is compared with its carrying amount (including goodwill). Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Management has determined to perform the annual impairment review of goodwill on the first business day of August, or more frequently when a triggering event occurs between annual impairment tests.

        In the third quarter of fiscal 2013, the Company performed an interim goodwill impairment test and wrote down goodwill assigned to the Ning Xiang reporting unit to its implied fair value of zero; see Note 3 for further details. No impairment charge was recognized in the year ended August 31, 2012.

        In July 2013, the Company recognized goodwill on a business acquisition in the amount of $59 thousand; see Note 4 for further details. All of the goodwill was assigned to the Company's reporting unit associated with the manufacture and sale of LED chips and LED components.

        Impairment of Long-Lived Assets—Management evaluates the Company's long-lived assets, excluding goodwill, that consist of property, plant and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the asset over the estimated fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary.

        During the years ended August 31, 2013 and 2012, the Company recognized impairment charges of $10,072 thousand and $7,507 thousand, respectively, on its property, plant and equipment. During the year ended August 31, 2013, the Company also recognized an impairment charge of $851 thousand on its customer relationships intangible asset; see Notes 3 and 13 for further details.

        Recovery of Investments in Unconsolidated Entities—Management evaluates the recoverability of the carrying amount of the Company's equity investments accounted for using the equity method and cost method when there is an indication of potential impairment. If the estimated realizable value of an equity investment falls below its carrying amount and management determines that this shortfall is

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

other-than-temporary, the carrying amount of such investment is written down to its estimated realizable value. In determining whether a decline in value is other-than-temporary, management considers the length of time and the extent to which such value has been less than the carrying amount, the financial condition and prospects of the investee, and the Company's ability and intent to retain the equity investment for a period of time sufficient to allow for any anticipated recovery in value.

        During the year ended August 31, 2013, the Company recognized an other-than-temporary impairment loss of $1,885 thousand on its investment in High Power Optoelectronics, Inc. ("HPO"). As of August 31, 2012, the carrying amount of the Company's investment in Xurui Guangdian Co., Ltd. ("China SemiLEDs") was reduced to zero. See Note 5 for further details.

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

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

        Research and Development Costs—Research and development costs are expensed as incurred. Research and development costs are presented as a separate line item in the consolidated statements of operations.

        Advertising Costs—Advertising costs are expensed as incurred. Advertising costs totaled $212 thousand and $290 thousand for the years ended August 31, 2013 and 2012, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

        Segment Reporting—The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company's reportable segments. During the year ended August 31, 2012, the chief operating decision maker for the Company consisted of the Chief Executive Officer and the Chief Operating Officer. On August 28, 2012, the Company's Chief Operating Officer resigned and remained as an employee through October 16, 2012. During the year ended August 31, 2013, the Chief Executive Officer has been identified as the chief operating decision maker. The Company's chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 280-10-50-1, "Segment Reporting."

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

        Revenues Recognition—The Company recognizes revenues on sales of its products when persuasive evidence of an arrangement exists, the price is fixed or determinable, ownership and risk of loss has transferred and collection of the sales proceeds is probable. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

years. Management estimates the Company's warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

        Accounts Receivable—Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management's assessment of the collectibility of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay. Charges to bad debt expense (including related parties) were $1,071 thousand and $1,405 thousand during the years ended August 31, 2013 and 2012, respectively.

        Net Income (Loss) Per Share of SemiLEDs Common Stock—Basic net income (loss) per share is computed by dividing net income (loss) attributable to SemiLEDs stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) attributable to SemiLEDs stockholders is determined by allocating undistributed earnings as if all of the earnings for the period had been distributed. Diluted net income (loss) per share is computed by using the weighted-average shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and unvested restricted stock units using the treasury stock method.

        Noncontrolling Interests—Noncontrolling interests arise from the acquisition of a 51% equity interest in Ning Xiang in August 2011. Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

        In April 2013, SemiLEDs acquired an additional 15% of the outstanding shares of Ning Xiang for cash consideration of $202 thousand, increasing its ownership interest from 51% to 66%. As a result, the difference between the consideration paid and the adjustment to the carrying amount of the noncontrolling interests to reflect SemiLEDs' increased ownership interest in Ning Xiang was recorded as a reduction in additional paid-in capital. Transactions with noncontrolling interests had the following effect on equity attributable to SemiLEDs stockholders (in thousands):

Year Ended August 31, 2013
Net loss attributable to SemiLEDs stockholders	$(43,724)
Transfers to noncontrolling interests:
Decrease in SemiLEDs additional paid in capital for purchase of common shares in Ning Xiang	(50)

Change from net loss attributable to SemiLEDs stockholders and transfer to noncontrolling interests	$(43,774)

        Commitments and Contingencies—Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

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

        See Note 13 for further details.

Recent Accounting Pronouncements

        Presentation of Comprehensive Income—Effective on September 1, 2012, the Company adopted the FASB Accounting Standards Update ("ASU") No. 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 increases the prominence of other comprehensive income in the financial statements. The Company has elected to present the components of net income and comprehensive income in two separate but consecutive financial statements. The Company adopted ASU No. 2011-05 retrospectively for all periods presented.

        Presentation of Certain Unrecognized Tax Benefits—In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss, or tax credit carryforward, rather than as a liability, when: (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction; and (2) the entity intends to use the deferred tax asset for that purpose. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. This ASU is effective for the Company beginning in the first quarter of fiscal 2014. The Company has elected not to early adopt this ASU.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

3. Balance Sheet Components

  Inventories

        Inventories as of August 31, 2013 and 2012 consist of the following (in thousands):

	August 31,
	2013	2012
Raw materials	$2,193	$2,999
Work in process	3,865	4,065
Finished goods	4,442	5,952

Total	$10,500	$13,016

        Inventory write-downs to estimated net realizable values for the years ended August 31, 2013 and 2012 were $3,226 thousand and $3,148 thousand, respectively.

  Property, Plant and Equipment

        Property, plant and equipment as of August 31, 2013 and 2012 consist of the following (in thousands):

	August 31,
	2013	2012
Buildings and improvements	$14,510	$14,501
Machinery and equipment	67,109	64,267
Leasehold improvements	3,144	3,143
Other equipment	2,686	2,249
Construction in progress	1,028	2,546

Total property, plant and equipment	88,477	86,706
Less: Accumulated depreciation, amortization and impairment(1)	(58,004)	(40,064)

Property, plant and equipment, net	$30,473	$46,642

(1)
Includes impairment charges of $10,072 thousand and $7,507 thousand for the years ended August 31, 2013 and 2012, respectively.

        Depreciation expense was $7,984 thousand and $8,324 thousand for the years ended August 31, 2013 and 2012, respectively.

        In the fourth quarter of fiscal 2012, due to a continued slowdown in demand for the Company's LED products and competitive pricing pressure, the Company experienced significant a decline in revenues and negative gross margins. During the year ended August 31, 2013, the Company continued to experience declining sales, primarily due to reduced customer demand and intense competition within the LED industry, which caused the Company to underutilize a significant portion of its manufacturing facilities. The decrease in customer demand was primarily due to delays in the adoption of its new LED products launched in the fourth quarter of fiscal 2012. The Company's market

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

3. Balance Sheet Components (Continued)

capitalization had also fallen below its consolidated net book value based on the quoted market price of common stock for a sustained period of time. Based on these potential impairment indicators, management evaluated the recoverability of the Company's long-lived assets for impairment in fiscal 2012 and 2013. The carrying amount of the Company's asset group associated with the manufacture and sale of LED chips and LED components exceeded the expected future net undiscounted cash flows to be generated from this asset group. Consequently, the Company recognized impairment charges of $10,072 thousand and $7,507 thousand on its property, plant and equipment for the years ended August 31, 2013 and 2012, respectively, based on the present value of expected future net cash flows discounted at the weighted average cost of capital of 12.5% and 13.0% for fiscal 2013 and 2012, respectively, taking into consideration a third-party independent valuation for the fair values of individual machinery and equipment for both the fiscal years. The impairment charge was primarily related to machinery and equipment used in the manufacturing of LED epitaxial wafers and chips.

        Property, plant and equipment pledged as collateral for the Company's notes payable were $13.9 million and $9.9 million as of August 31, 2013 and 2012, respectively, and as of August 31, 2012, also for an outstanding balance under one of the Company's lines of credit.

  Intangible Assets

        Intangible assets as of August 31, 2013 and 2012 consist of the following (in thousands):

	August 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment(2)	Net Carrying Amount
Patents and trademarks	15	$973	$161	$812
Acquired technology	5	719	152	567
Customer relationships	5	1,337	1,337	—

Total		$3,029	$1,650	$1,379

	August 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	17	$585	$146	$439
Acquired technology	4	167	101	66
Customer relationships	5	1,337	290	1,047

Total		$2,089	$537	$1,552

(2)
Includes an impairment charge of $851 thousand on customer relationships for the year ended August 31, 2013.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

3. Balance Sheet Components (Continued)

        Amortization expense was $333 thousand and $354 thousand for the years ended August 31, 2013 and 2012, respectively.

        In the third quarter of fiscal 2013, in conjunction with the interim goodwill impairment test discussed further below, management evaluated the recoverability of the long-lived assets of the Company's Ning Xiang asset group, which consists primarily of customer relationships intangible asset. The Company concluded this intangible asset no longer had any value and consequently recognized an impairment charge of $851 thousand, which represented the net carrying amount of this intangible asset at that time, during the year ended August 31, 2013. No impairment charge was recognized in the year ended August 31, 2012.

        The estimated future amortization expense for the Company's intangible assets as of August 31, 2013 is as follows (in thousands):

Years Ending August 31,	Total
2014	$204
2015	172
2016	173
2017	173
2018	163
Thereafter	494

Total	$1,379

  Goodwill

        In the third quarter of fiscal 2013, due to a lower than expected revenue, profitability and cash flows reported by the Company's Ning Xiang reporting unit, management determined that there were indicators of potential goodwill impairment. After writing down the customer relationships intangible asset described above, management determined that the fair value of this reporting unit and concluded that the carrying amount of this reporting unit exceeded its fair value. Therefore, management determined the fair values of the underlying assets and liabilities within this reporting unit. Consequently, the implied fair value of goodwill was zero and, as a result, a goodwill impairment charge of $1,077 thousand was recognized during the year ended August 31, 2013. The fair value of the Ning Xiang reporting unit was determined based on the present value of expected future net cash flows discounted at the weighted average cost of capital of Ning Xiang of 10%. The primary circumstance leading to the impairment of customer relationships, as discussed above, and goodwill was due to management's updated long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates developed at the time of the acquisition in August 2011. No impairment charge was recognized in the year ended August 31, 2012.

        In July 2013, the Company recognized goodwill on a business acquisition in the amount of $59 thousand; see Note 4 for further details. All of the goodwill was assigned to the Company's reporting unit associated with the manufacture and sale of LED chips and LED components.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

3. Balance Sheet Components (Continued)

  Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities as of August 31, 2013 and 2012 consist of the following (in thousands):

	August 31,
	2013	2012
Accrued compensation and benefits	$2,080	$2,179
Payable related to acquisition of business	2,049	—
Accrued business expenses	640	592
Deferred rent	481	545
Taxes payable	288	286
Accrued professional service fees	279	325
Customer deposits	229	146
Other (individually less than 5% of total accrued expenses and other current liabilities)	779	896

Total	$6,825	$4,969

4. Acquisition of business

        In July 2013, the Company, through a wholly owned subsidiary, entered into an agreement with several third parties to acquire an LED production business, which included certain contractual rights, intellectual property, equipment and assets related to the production of LED components, and assumed certain trade and business-related payables. Pursuant to such agreement, the Company entered into an assignment and assumption agreement dated July 31, 2013 to acquire certain equipment and patents used in the manufacturing of LED components, originally executed by one of the foregoing third parties. The acquisition provided the Company with a broader LED components portfolio, expanded LED components production and research and development capabilities.

        Total cash consideration for the acquisition amounted to $2,921 thousand. As of August 31, 2013, the Company paid $888 thousand in the aggregate. The remaining balance is expected to be fully settled by November 30, 2013.

        The acquisition was accounted for as a business combination using the acquisition method of accounting. Goodwill in the amount of $59 thousand was recognized and consists largely of expected synergies and assembled workforce acquired. All of the goodwill was assigned to the Company's reporting unit associated with the manufacture and sale of LED chips and LED components. None of the goodwill recognized is expected to be deductible for income tax purposes.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

4. Acquisition of business (Continued)

        The following table summarizes the consideration paid for the acquisition and the amounts of estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

July 31, 2013
Current assets	$141
Equipment	2,223
Patents and acquired technology	551
Trademark	88
Current liabilities	(141)

Total identifiable net assets acquired	2,862
Goodwill	59

Total cash purchase price	$2,921

        The fair value of the current assets acquired included trade receivable with a fair value of $35 thousand, all of which is expected to be collectible. The acquired intangible assets included patents and acquired technology of $551 thousand (5-year useful life) and trademark of $88 thousand (10-year useful life).

        The Company recognized revenues of $33 thousand and net loss of approximately $71 thousand from the acquired business in the consolidated statement of operation for the year ended August 31, 2013. Management believes the preparation of pro forma financial information would be impractical because the Company did not acquire all of the assets and liabilities from the third parties, and the equipment and patents assumed by the Company were originally part of a larger entity, which was not operated as a separate, distinct business. These third parties did not maintain distinct and separate books, records and accounts for the portion of business and/or assets disposed of. Consequently, historical financial information for the acquired business was not available.

5. Investments in Unconsolidated Entities

        The Company's ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2013 and 2012 consist of the following (in thousands, except percentages):

	August 31, 2013		August 31, 2012
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. ("SILQ")	50%	$289	50%	$525
SS Optoelectronics Co., Ltd. ("SS Optoelectronics")	—	—	49%	248
China SemiLEDs	49%	—	49%	—
Cost method investments	Various	1,986	Various	1,048

Total investments in unconsolidated entities		$2,275		$1,821

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

5. Investments in Unconsolidated Entities (Continued)

        There were no dividends received from unconsolidated entities through August 31, 2013.

  Equity Method Investments

        In September 2009, the Company, through a wholly owned subsidiary, contributed $570 thousand to form SILQ, a joint venture in Malaysia which is engaged in the design, manufacture and sale of lighting fixtures and systems. In April 2011, the Company participated in SILQ's capital increase and contributed $662 thousand. The Company and the other investor in the joint venture each hold a 50% ownership and voting interest in SILQ's common stock.

        In December 2009, the Company contributed $14.7 million to acquire a 49% ownership interest in China SemiLEDs. China SemiLEDs has incurred significant losses since its inception. The carrying amount of the Company's investment in China SemiLEDs was reduced to zero as of August 31, 2012 as a result of the Company recognizing its proportionate share of the net loss reported by China SemiLEDs. Because the carrying amount of the Company's investment in China SemiLEDs had been reduced to zero as of August 31, 2012 and the Company has no obligation or intention to provide additional funding to China SemiLEDs, the Company has suspended using the equity method of accounting and will no longer amortize the excess of the Company's share of the net assets of China SemiLEDs over the carrying amount of this investment until its share of future income, if any, from China SemiLEDs is sufficient to recover its share of the cumulative losses that have not previously been recognized. As of August 31, 2012, the excess of the Company's share of the net assets of China SemiLEDs over the carrying amount of this investment was $4.6 million.

        In September 2012, SS Optoelectronics was dissolved in accordance with its joint venture agreement and the Company received return of investment of $250 thousand.

        The fair value of the Company's investments in the non-marketable stock of its equity method investees is not readily available. These investments, except for China SemiLEDs which had a zero carrying amount as of both August 31, 2013 and 2012, are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

        The following is a summary of the financial information for China SemiLEDs and the Company's other equity method investees (in thousands):

	August 31, 2012
Summary Balance Sheet Information	China SemiLEDs	Others	Total
Current assets	$24,769	$1,411	$26,180
Noncurrent assets	42,633	508	43,141
Current liabilities	19,580	305	19,885
Noncurrent liabilities	38,485	—	38,485
Shareholders' equity	9,337	1,614	10,951

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

5. Investments in Unconsolidated Entities (Continued)

	Year Ended August 31, 2012
Summary Statement of Operations Information	China SemiLEDs	Others	Total
Revenues, net	$837	$603	$1,440
Gross loss	(10,155)	(14)	(10,169)
Loss from operations	(34,269)	(472)	(34,741)
Net loss	(32,513)	(396)	(32,909)

        In fiscal 2013, none of the Company's equity method investees, either individually or in the aggregate, was material in relation to the Company's financial position and results of operations.

  Cost Method Investments

        In October 2012, the Company acquired a 9.9% equity interest in HPO for total cash consideration of $2.9 million and had an option to increase its equity interest to more than 50% within one year of the acquisition. The fair values of the Company's cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In the third quarter of fiscal 2013, management reviewed the operating performance and financial condition of HPO based on the latest available financial statements of the investee and other publicly available information. Management considered the extent and duration of time to which the fair value of the investment has been less than its carrying amount, the financial condition of the investee and the prospect for recovery in the near term, and recognized an other-than-temporary impairment loss of $1,885 thousand on its investment in HPO for the year ended August 31, 2013.

6. Indebtedness

Notes Payable to Banks

        Notes payable to banks as of August 31, 2013 and 2012 consists of the following (in thousands):

	August 31,
	2013	2012
Outstanding lines of credit	$—	$1,585

Unused lines of credit	$3,003	$6,549

        The balance outstanding as of August 31, 2012 had maturity dates of six to eight months from the date of draw, one with a fixed interest rate of 1.8% per annum and one with a variable interest rate of 1.8% per annum. Borrowings are secured by the Company's property, plant and equipment.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

6. Indebtedness (Continued)

  Long-term Debt

        Long-term debt as of August 31, 2013 and 2012 consists of the following loans with a bank (in thousands):

	August 31,
	2013	2012
First note payable	$1,581	$1,712
Second note payable	344	681
Third note payable	600	892
Fourth note payable	2,460	2,635
Fifth note payable	3,478	—

Total long-term debt	8,463	5,920
Less: Current installments	(2,294)	(967)

Total long-term debt, excluding current installments	$6,169	$4,953

        In January 2013, the Company entered into the fifth note payable agreement providing for approximately $4.1 million of borrowing capacity. The loan had been fully drawn down as of August 31, 2013.

        The long-term notes in the table above carry variable interest rates, which ranged from 1.9% to 2.0% per annum as of August 31, 2013, and 1.8% to 2.0% per annum as of August 31, 2012, are payable in monthly installments, and are secured by the Company's property, plant and equipment. The interest rates are based on the annual time deposit rate plus a certain spread. The first note payable requires monthly payments of principal and interest in the amount of $14 thousand over the 15-year term of the note with final payment to occur in May 2024. The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014. The third note payable requires monthly payments of principal and interest in the amount of $28 thousand over the five-year term of the note with final payment to occur in May 2015. The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025. The fifth note payable requires monthly payments of principal and interest in the amount of $114 thousand over the three-year term of the note with final payment to occur in July 2016. The notes do not have prepayment penalties or balloon payments upon maturity of the notes.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

6. Indebtedness (Continued)

        The scheduled principal payments for the Company's long-term debt as of August 31, 2013 consist of the following (in thousands):

Years Ending August 31,	Scheduled Principal Payments
2014	$2,294
2015	1,932
2016	1,162
2017	332
2018	338
Thereafter	2,405

Total	$8,463

7. Commitments and Contingencies

        Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which were noncancellable and which expire at various dates between January 2014 and December 2020. As of August 31, 2013 and 2012, the Company maintained outstanding deposits for these leases in the amount of $165 thousand and $168 thousand, respectively, which were recorded as other long-term assets in the accompanying consolidated balance sheets. Lease expense related to these noncancellable operating leases was $848 thousand and $802 thousand for the years ended August 31, 2013 and 2012, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

        The aggregate future noncancellable minimum rental payments for the Company's operating leases as of August 31, 2013 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
2014	$1,138
2015	1,233
2016	1,185
2017	591
2018	245
Thereafter	218

Total	$4,610

        Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $3.2 million and $3.7 million as of August 31, 2013 and 2012, respectively.

        Litigation—The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

7. Commitments and Contingencies (Continued)

judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated.

        On July 10, 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, styled as Huard v. SemiLEDs Corporation, et al., alleging violations of the U.S. federal securities laws. On July 31, 2013, a second investor filed a complaint, styled as Mohammad v. SemiLEDs Corporation, et al. On September 30, 2013, the Court appointed Mohammad Yasir as lead plaintiff and Pomerantz Grossman Hufford Dahlstrom & Gross LLP as lead counsel. On November 15, 2013, the lead plaintiff filed its Amended Complaint, styled as In re SemiLEDs Corporation Litigation, Civil Action No. 1:13-cv-04776-DLC (S.D.N.Y.). The Amended Complaint alleges one count of violation of Section 10(b) of the Exchange Act and one count of violation of Section 20(a) of the Exchange Act, both arising out of alleged misstatements made by the Company and certain of its current and former officers and directors in connection with the Company's initial public offering and the Company's results in the first, second, and third quarter of 2011. Management believes that the Company has meritorious defenses and the Company intends to contest this lawsuit vigorously. In the opinion of management, the likelihood of an unfavorable outcome in the matters described above that would result in a material loss to the Company is less than probable, and the amount of potential losses for claims against the Company in the matters described above are not currently reasonably estimable.

        The Company was involved in an intellectual property dispute with Cree, Inc. ("Cree"), a competitor and a major manufacturer of LED products, which commenced in October 2010. The Company and Cree executed a settlement agreement that was effective as of June 21, 2012 with respect to the amended complaint filed by Cree against the Company in the United States District Court of Delaware alleging that the Company had infringed certain of Cree's patents in the United States, and the Company's amended complaint against Cree alleging that Cree had infringed certain of the Company's patents. The settlement agreement provides for the dismissal of both complaints without prejudice. The Company also agreed to the entry of a permanent injunction that was effective October 1, 2012 that will preclude the Company from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after that date and to payment of a settlement fee for past damages. All accused products sold before the date of settlement are released under this agreement and the Company's customers and distributors are specifically released as well. The Company recognized a $1.5 million provision for litigation settlement for this matter for the year ended August 31, 2012. The settlement payment was made in July 2012.

8. Stock-based Compensation

        The Company currently has one equity incentive plan (the "2010 Plan"), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company's employees, officers, directors and consultants. Prior to SemiLEDs' initial public offering, the Company had another stock-based compensation plan (the "2005 Plan"), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continues to be governed by its existing terms.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

8. Stock-based Compensation (Continued)

        A total of 3,849 thousand shares of common stock was reserved for issuance under the 2005 Plan and 2010 Plan. As of August 31, 2013 and 2012, SemiLEDs had reserved 2,654 thousand and 2,945 thousand shares of common stock for issuance under the equity incentive plans.

        During fiscal 2012, SemiLEDs granted a total of 829 thousand restricted stock units to the Company's executives and employees. These restricted stock units vest over four years at a rate of 25% on each anniversary of the vesting start date, subject to earlier expiration in the event of the holder's termination. The grant-date fair value of restricted stock units was equal to the closing price of the common stock on the grant date. In addition, in February 2012, SemiLEDs granted 31 thousand restricted stock units to its directors that vested 100% on February 6, 2013. The grant-date fair value of the restricted stock units was $3.27 per unit. Each restricted stock unit represents the contingent right to one share of SemiLEDs' common stock.

        In September 2012, SemiLEDs granted options for 100 thousand shares of SemiLEDs' common stock to an executive officer of the Company. The options vest over four years at a rate of 25% on each anniversary of the vesting start date and the options have a contractual term of ten years, subject to earlier expiration in the event of the holder's termination. The exercise price of stock options of $1.72 was equal to the closing price of the common stock on the date of grant.

        In February 2013, SemiLEDs granted 211 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of February 6, 2013 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $0.71 per unit.

        In April 2013, SemiLEDs granted 1,195 thousand restricted stock units to the Company's executives and employees. The restricted stock units vest over four years at a rate of 25% on each anniversary of the vesting start date of February 20, 2013, subject to earlier expiration in the event of the holder's termination. The grant-date fair value of the restricted stock units was $1.33 per unit.

  Stock-based Compensation Expense

        The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs' common stock as part of an employment agreement related to the Company's acquisition of SBDI. A summary of the stock-based compensation expense for the years ended August 31, 2013 and 2012 are as follows (in thousands):

	Years Ended August 31,
	2013	2012
Cost of revenues	$838	$952
Research and development	429	366
Selling, general and administrative	753	1,298

	$2,020	$2,616

        Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

8. Stock-based Compensation (Continued)

the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. A forfeiture rate of zero is estimated for stock-based awards with vesting term that is less than or equal to one year from the date of grant.

        There was no recognized stock-based compensation tax benefit for the years ended August 31, 2013 and 2012, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2013 and 2012.

  Stock Options Awards

        The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the trading price of SemiLEDs' common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several of the Company's publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. The expected term is derived from historical data on employee exercises and post-vesting employment termination behavior after taking into account the contractual life of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the related options. The expected dividend has been zero for the Company's option grants as SemiLEDs has never paid dividends and does not expect to pay dividends for the foreseeable future. Each of these inputs is subjective and generally requires significant judgment to determine.

        The weighted-average assumptions for grants of options are summarized below:

	Years Ended August 31,
	2013	2012
Dividend rate	0%	—
Risk-free interest rate	0.9%	—
Expected term (in years)	6.3	—
Expected volatility	54.5%	—

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

8. Stock-based Compensation (Continued)

        A summary of the option activity and changes for the years ended August 31, 2013 and 2012 is presented below:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2011	775	$8.20	8.5	$1,456
Granted	—	—
Forfeited	(118)	11.64
Exercised	(81)	0.86

Outstanding—August 31, 2012	576	$8.54	7.6	$263
Granted	100	1.72
Forfeited	(150)	7.69
Exercised	(85)	0.87

Outstanding—August 31, 2013	441	$8.76	7.2	$9

Vested and expected to vest—August 31, 2013	408	$8.89	7.1	$9
Exercisable—August 31, 2013	238	$8.34	6.4	$9

        The aggregate intrinsic value of options exercised was $0.4 million and $0.3 million for the years ended August 31, 2013 and 2012, respectively, determined as of the date of option exercise.

        As of August 31, 2013 and 2012, unrecognized compensation cost related to unvested stock options of $0.7 million and $1.3 million, respectively, is expected to be amortized on a straight-line basis over a weighted-average remaining period of 1.5 years and 2.3 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

  Restricted Stock Units Awards

        The grant date fair value of stock units is based upon the market price of SemiLEDs' common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

8. Stock-based Compensation (Continued)

        A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2013 and 2012 is presented below:

	Number of Stock Units Outstanding	Weighted- Average Grant Date Fair Value
	(In thousands)
Outstanding—September 1, 2011	317	$17.00
Granted	860	3.46
Vested	(127)	18.10
Forfeited	(120)	10.67

Outstanding—August 31, 2012	930	$5.15
Granted	1,406	1.24
Vested	(303)	5.99
Forfeited	(206)	3.55

Outstanding—August 31, 2013	1,827	$2.31

        As of August 31, 2013 and 2012, unrecognized compensation cost related to unvested restricted stock unit awards of $3.4 million and $3.3 million, respectively, is expected to be recognized over a weighted average period of 2.5 years and 3.0 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9. Net Loss Per Share of Common Stock

        The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Years Ended August 31,
	2013	2012
Stock units and stock options to purchase common stock	958	631

10. Income Taxes

        The Company's loss from continuing operations before income taxes is primarily derived from the operations in Taiwan and, therefore, income tax expense (benefit) attributable to income from continuing operations is primarily incurred in Taiwan.

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

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

10. Income Taxes (Continued)

        The Company's loss before income taxes for the years ended August 31, 2013 and 2012 consist of the following (in thousands):

	Years Ended August 31,
	2013	2012
U.S. operations	$(2,152)	$(17,361)
Foreign operations	(42,483)	(32,588)

Loss before income taxes	$(44,635)	$(49,949)

        The components of income tax expense for the years ended August 31, 2013 and 2012 consist of the following (in thousands):

	Years Ended August 31,
	2013	2012
Current:
U.S. federal	$—	$—
U.S. state	—	—
Foreign	3	—

Total current	$3	$—

Deferred:
U.S. federal	$—	$—
U.S. state	—	—
Foreign	—	—

Total deferred	$—	$—

Total income tax expense	$3	$—

        Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes for the years ended August 31, 2013 and 2012 as a result of the following (in thousands):

	Years Ended August 31,
	2013	2012
Computed "expected" income tax benefit	$(15,176)	$(16,983)
Foreign tax rate differential	3,683	2,487
Valuation allowance	11,534	14,089
Other	(38)	407

Income tax expense	$3	$—

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

10. Income Taxes (Continued)

        Net deferred tax assets (liabilities) as of August 31, 2013 and 2012 consist of the following (in thousands):

	August 31,
	2013	2012
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,747	$1,810
Foreign income tax credit carryforwards	1,618	1,912
Allowance for doubtful accounts	527	362
Accruals and other	—	171
Property, plant and equipment	3,113	1,292
Stock-based compensation	706	651
Investments in unconsolidated entities	5,506	5,506
Net operating loss carryforwards	21,305	11,522

Total gross deferred tax assets	34,522	23,226
Less: Valuation allowance	(34,008)	(22,474)

Deferred tax assets, net of valuation allowance	$514	$752

Deferred tax liabilities:
Property, plant and equipment	$—	$(25)
Intangible assets	(178)	(180)
Accruals and other	(336)	(547)

Total gross deferred tax liabilities	(514)	(752)

Net deferred tax assets	$—	$—

        A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax loss carryforwards utilizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company established full valuation allowances to offset the net deferred tax assets due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

10. Income Taxes (Continued)

        As of August 31, 2013, unused net operating loss carryforwards and income tax credits were as follows (in thousands):

	August 31, 2013	Expiration Year
U.S. federal net operating loss carryforwards	$8,262	2025-2033
U.S. state net operating loss carryforwards	489	2017-2025
Foreign net operating loss carryforwards (expiring over the next 5 years)	4,119	2014-2018
Foreign net operating loss carryforwards (expiring in more than 5 years)	53,247	2019-2023
Foreign income tax credit carryforwards	1,618	2015

Total unused net operating loss carryforwards and income tax credits	$67,735

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

  Unrecognized Tax Benefits

        A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended August 31, 2013 and 2012 consist of the following (in thousands):

	Years Ended August 31,
	2013	2012
Unrecognized benefit—beginning of year	$145	$330
Settlements of prior years tax positions	—	(185)

Unrecognized benefit—end of year	$145	$145

        The entire amount of the unrecognized tax benefits would impact the Company's effective tax rate if recognized. The impact would be offset by an adjustment to the valuation allowance.

        Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2012 remain open in most jurisdictions. Below is a summary of open tax years by major tax jurisdiction:

Open Tax Year
U.S. federal	2005-2012
U.S. state	2005-2012
Foreign—Taiwan	2012

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

10. Income Taxes (Continued)

        The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

11. Related-Party Transactions

        The following material related-party transactions were reported in the Company's consolidated statements of operations during the years ended August 31, 2013 and 2012 (in thousands):

		Years Ended August 31,
Related Parties	Transactions	2013	2012
China SemiLEDs	Sales of goods	$11	$148
China SemiLEDs	Rendering of services	$—	$260
China SemiLEDs	Purchase of goods	$301	$—
China SemiLEDs	Income recognized on patents assignment	$51	$51

        Goods were bought and sold and services were provided in the ordinary course of business at prices and on terms negotiated on an arm's length basis. Income from the assignment of 13 patents to China SemiLEDs pursuant to a patent assignment and license agreement entered into in March 2011 was initially deferred and is being amortized in other income over the life of the assigned patents.

        As of August 31, 2013 and 2012, the Company had accounts receivable from China SemiLEDs arising from the sales of goods and provision of services, as described above, the payment of expenses on behalf of China SemiLEDs, and the sale of equipment during fiscal 2012 in the amount of $244 thousand, and notes receivable from short-term lines of credit extended to China SemiLEDs during fiscal 2012 in an aggregate amount of approximately $0.2 million, which China SemiLEDs had defaulted upon. Management evaluated the Company's ability to collect on these accounts and notes receivable from China SemiLEDs and recorded a charge to bad debt expense of $7 thousand and $1,405 thousand for the years ended August 31, 2013 and 2012, respectively. Amounts due from and to China SemiLEDs as of August 31, 2013 and 2012 were reported in the Company's consolidated balance sheets as follows (in thousands):

	August 31,
	2013	2012
Accounts and notes receivable from related parties, net of allowance for doubtful accounts of $1,395 and $1,405 as of August 31, 2013 and 2012, respectively	$—	$118

Other current liabilities	$—	$65

        In April 2013, a majority owned subsidiary entered into a one-year unsecured NT dollar-denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. Total outstanding balance was $0.2 million as of August 31, 2013. The loan bears a fixed interest rate of 3.0% per annum. Management believes that the terms of this transaction are at current market rates and would not have been any different had it been negotiated with an independent third party.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

12. Product and Geographic Information

        Revenues by products for the years ended August 31, 2013 and 2012 are as follows (in thousands):

	Years Ended August 31,
	2013	2012
LED chips	$5,466	$7,805
LED components	6,924	14,820
Lighting products	4,170	4,386
Other(1)	1,407	2,288

Total	$17,967	$29,299

(1)
Other includes primarily revenues attributable to the sale of epitaxial wafers, scrap and raw materials, and the provision of services.

        Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2013 and 2012 (in thousands):

	Years Ended August 31,
	2013	2012
Taiwan	$5,332	$5,844
United States	2,552	4,068
Russia	1,639	9,300
China	1,411	2,127
Republic of Turkey	910	982
Hong Kong	381	1,619
Other (individually less than 5% of total net revenues)	5,742	5,359

Total	$17,967	$29,299

Tangible Long-Lived Assets

        Substantially all of the Company's tangible long-lived assets are located in Taiwan.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

13. Fair Value Measurements

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of August 31, 2013 and 2012 (in thousands):

	August 31, 2013		August 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$36,272	$36,272	$47,228	$47,228
Short-term investments	—	—	8,831	8,831
Receivables (including related parties)	2,272	2,272	4,916	4,916
Other assets (non-derivatives)	968	968	1,011	1,011
Financial liabilities:
Notes payable to banks	—	—	1,585	1,585
Payables (including related parties)	9,842	9,842	10,156	10,156
Long-term debt (including current installments)	$8,463	$8,425	$5,920	$5,920

        The fair values of the financial instruments shown in the above table as of August 31, 2013 and 2012 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

13. Fair Value Measurements (Continued)

        The following table presents assets that were measured at fair value on a nonrecurring basis as of August 31, 2013 (in thousands):

	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
Long-lived assets	$35,045	$—	$—	$35,045	$10,072
Customer relationships	—	—	—	—	851

Total long-lived assets	35,045	—	—	35,045	10,923
Goodwill—Ning Xiang	—	—	—	—	1,077
Investment in non-marketable equity security—HPO	938	—	938	—	1,885

Total	$35,983	$—	$938	$35,045	$13,885

        Long-lived assets associated with the manufacture and sale of LED chips and LED components with a carrying amount of $45.1 million at August 31, 2013 were written down to their fair value of $35.0 million, resulting in an impairment charge of $10,072 thousand on property, plant and equipment for the year ended August 31, 2013. Management determined the fair value of the long-lived assets based on the present value of expected future net cash flows discounted at the weighted average cost of capital of 12.5%. Management developed the expected future net cash flows based on company-specific assumptions established using historical data and internally developed estimates as part of the Company's long-term planning process, and adjusted them as appropriate to take into account the highest and best use of the long-lived assets from the perspective of market participants in measuring fair value. Other significant estimates and assumptions used in developing the future net cash flows expected to be generated by the market participants included an assumed sales price decline ranging from 12% to 16% and an average utilization rate of 71% for the principal long-lived tangible assets, which were revised to reflect the additional perceived risks from increased competition and pricing pressure, and evolving technological changes, within the LED industry.

        The intangible asset for customer relationships arising from the acquisition of a 51% equity interest in Ning Xiang with a carrying amount of $0.8 million at May 31, 2013 was written down to its fair value of zero, resulting in an impairment charge of $851 thousand for the year ended August 31, 2013. Management determined the fair value of customer relationships using the multi-period excess earnings method under the income approach. Under this approach, management estimated the future net cash flows expected to be generated from the customer relationships intangible asset, taking into consideration a customer attrition rate to future revenues expected to be generated from the Ning Xiang asset group to reflect the potential loss of some existing customers over time and the costs and expenses required to generate such revenues. Management estimated a customer attrition rate of 50% per year based on historical sales and customer data. Consequently, management concluded that this intangible asset no longer had any value because the future net cash flows attributable to this intangible asset were negative.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

13. Fair Value Measurements (Continued)

        Goodwill assigned to the Ning Xiang reporting unit with a carrying amount of $1.1 million at May 31, 2013 was written down to its implied fair value of zero, resulting in an impairment charge of $1,077 thousand the year ended August 31, 2013. The fair value of the Ning Xiang reporting unit was determined based on the present value of estimated future net cash flows discounted at the weighted average cost of capital of 10%. Management estimated future net cash flows using the reporting unit's internally developed estimates and included a terminal value calculated using a long-term future growth rate of 3% based on analysis of current and expected future economic conditions. Other estimates and assumptions included sales, and costs and expenses.

        An impairment loss on the Company's investment in HPO was recognized based on the excess of the carrying amount over the estimated fair value. The fair value of the investment was determined based on management's best estimate of the amount that could be realized from the investment, which considered the latest audited net asset value reported by the investee and events that have occurred after the investee's balance sheet date, including the issuance price for new common shares in a private placement. Management believes the estimated fair value reflected the exit price from a market participant's perspective at August 31, 2013.

        The following table presents assets that were measured at fair value on a nonrecurring basis as of August 31, 2012 (in thousands):

	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses
Property, plant and equipment	$46,450	$—	$—	$46,450	$7,507

        Property, plant and equipment with a carrying amount of $54.0 million was written down to its fair value of $46.5 million, resulting in an impairment charge of $7.5 million for the year ended August 31, 2012. Management determined the fair value of the long-lived assets based on the present value of estimated future net cash flows discounted at the weighted average cost of capital of 13.0%. Management developed the expected future net cash flows based on company-specific assumptions established using historical data and internally developed estimates as part of the Company's long-term planning process, and adjusted them as appropriate to take into account the highest and best use of the long-lived assets from the perspective of market participants in measuring fair value. Other significant estimates and assumptions used in developing the future net cash flows expected to be generated by the market participants included an assumed annual sales price decline of 10% and a utilization rate of 100% for the principal long-lived tangible assets.

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

14. Quarterly Results of Operations (Unaudited)

        The following tables set forth selected quarterly statement of operations data for each of the years ended August 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended
	November 30, 2012	February 28, 2013	May 31, 2013(1)	August 31, 2013(2)	Fiscal 2013
Revenues, net	$6,227	$4,830	$3,526	$3,384	$17,967
Cost of revenues	9,515	8,183	8,083	6,884	32,665
Gross loss	(3,288)	(3,353)	(4,557)	(3,500)	(14,698)
Operating expenses	4,886	3,654	5,245	14,184	27,969
Loss from operations	(8,174)	(7,007)	(9,802)	(17,684)	(42,667)
Impairment loss on investment	—	—	(1,885)	—	(1,885)
Net loss attributable to SemiLEDs stockholders	$(8,923)	$(5,991)	$(10,953)	$(17,857)	$(43,724)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.28)	$(0.22)	$(0.40)	$(0.64)	$(1.58)

	Three Months Ended
	November 30, 2011	February 29, 2012	May 31, 2012(3)	August 31, 2012(4)	Fiscal 2012
Revenues, net	$6,747	$7,905	$9,178	$5,469	$29,299
Cost of revenues	7,569	8,627	10,232	8,473	34,901
Gross loss	(822)	(722)	(1,054)	(3,004)	(5,602)
Operating expenses	5,594	5,068	6,928	13,160	30,750
Loss from operations	(6,416)	(5,790)	(7,982)	(16,164)	(36,352)
Equity in losses from unconsolidated entities, net	(1,526)	(1,176)	(2,173)	(8,744)	(13,619)
Net loss attributable to SemiLEDs stockholders	$(7,721)	$(7,114)	$(10,003)	$(24,619)	$(49,457)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.28)	$(0.26)	$(0.36)	$(0.90)	$(1.80)

(1)
Results for the third quarter of fiscal 2013 include an excess capacity charge of $2.2 million as a result of a decrease in customer demand, an inventory write-down of $1.1 million as a result of a decline in average selling prices, and impairment charges of $1.1 million on goodwill, $0.9 million on intangible asset for customer relationships and $1.9 million on investment in HPO.

(2)
Results for the fourth quarter of fiscal 2013 include an excess capacity charge of $2.0 million as a result of a decrease in customer demand, an inventory write-down of $1.0 million as a result of a decline in average selling prices, and an impairment charge on property, plant and equipment of $10.1 million.

(3)
Results for the third quarter of fiscal 2012 include an excess capacity charge of $1.6 million as a result of a decrease in customer demand, an inventory write-down of $0.7 million as a result of a decline in average selling prices, a provision for a potential litigation settlement associated with the

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

14. Quarterly Results of Operations (Unaudited) (Continued)

  Cree litigation of $1.5 million, and the net loss reported by China SemiLEDs of $2.1 million. The increase in net loss reported by China SemiLEDs was primarily as a result of excess capacity charges and inventory valuation adjustments.

(4)
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

15. Condensed Parent Company Only Financial Statements

        As a holding company, dividends received from SemiLEDs' subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2013	2012
ASSETS
Cash and cash equivalents	$18,631	$18,744
Prepaid expenses and other current assets	1,030	3,367
Intangible assets, net	68	73
Investments in subsidiaries	46,264	87,509
Investments in unconsolidated entities	714	714

TOTAL ASSETS	$66,707	$110,407

LIABILITIES AND EQUITY
Accrued expenses and other current liabilities	$191	$2,589
Total equity	66,516	107,818

TOTAL LIABILITIES AND EQUITY	$66,707	$110,407

SEMILEDS CORPORATION

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2013 and 2012

15. Condensed Parent Company Only Financial Statements (Continued)

        Except for the litigation with Cree disclosed in Note 7, SemiLEDs had no other contingencies, long-term obligations and guarantees as of August 31, 2013 or August 31, 2012.

	Years Ended August 31,
Condensed Statements of Operations	2013	2012
Operating expenses:
Selling, general and administrative	$2,177	$2,534
Provision for litigation settlement (Note 7)	—	1,500

Loss from operations	(2,177)	(4,034)
Other income (expenses):
Equity in losses from unconsolidated entities, net	—	(13,426)
Equity in losses from subsidiaries, net	(41,572)	(32,096)
Interest income	25	99

Total other expenses, net	(41,547)	(45,423)

Net loss	$(43,724)	$(49,457)

	Years Ended August 31,
Condensed Statements of Cash Flows	2013	2012
Net cash provided by (used in):
Operating activities	$(187)	$(999)
Investing activities	—	(55,678)
Financing activities	74	73

Net decrease in cash and cash equivalents	(113)	(56,604)
Cash and cash equivalents at beginning of year	18,744	75,348

Cash and cash equivalents at end of year	$18,631	$18,744

16. Subsequent Event

        In November 2013, SemiLEDs acquired an additional 21% interest in Ning Xiang for cash consideration of $1.0 million, increasing its ownership interest from 66% to 87%. The acquisition of the additional interest in Ning Xiang is accounted for as an equity transaction.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2013.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item with respect to directors and executive officers, audit committee and audit committee financial expert and our code of ethics is set forth under the heading "Proposal 1: Election of Directors" in the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, or the Proxy Statement, and is incorporated herein by reference. We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding amendments to or waivers of our code of ethics by posting such information on our website at http://investors.semileds.com/governance.cfm. The information required by this Item with respect to compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the heading "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item is set forth under the heading "Compensation of the Named Executive Officers and Directors" in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of August 31, 2013. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	2,268	(1)	$8.76	386
Equity compensation plans not approved by security holders	—		—	—

Total	2,268			386

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

(1)
Consolidated Financial Statements of SemiLEDs Corporation:

•
Reports of Independent Registered Public Accounting Firms

•
Consolidated Balance Sheets

•
Consolidated Statements of Operations

•
Consolidated Statements of Comprehensive Loss

•
Consolidated Statements of Changes in Equity

•
Consolidated Statements of Cash Flows

•
Notes to Consolidated Financial Statements

(2)
Consolidated Financial Statement Schedule:

          The following financial statement schedule of SemiLEDs Corporation and its subsidiaries for fiscal years 2013 and 2012 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of SemiLEDs Corporation and its subsidiaries.

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

Date: November 26, 2013	SemiLEDs Corporation
	By:	/s/ TRUNG TRI DOAN Trung T. Doan Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN Trung T. Doan	Chairman and Chief Executive Officer (Principal Executive Officer)	November 26, 2013
/s/ TIMOTHY LIN Timothy Lin	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 26, 2013
/s/ SCOTT R. SIMPLOT Scott R. Simplot	Director	November 26, 2013
/s/ JACK LAU Dr. Jack Lau	Director	November 26, 2013
/s/ EDWARD K. HSIEH Dr. Edward Kuan Hsiung Hsieh	Director	November 26, 2013
/s/ ARTHUR DEL PRADO Arthur del Prado	Director	November 26, 2013

SEMILEDS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended August 31,
	2013	2012
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$1,982	$1,339
Charged to bad debt expense	1,071	1,405
Recovery of bad debt	(13)	(164)
Write-downs charged against the allowance	—	(553)
Effect of exchange rate changes	(29)	(45)

Ending balance	$3,011	$1,982

	Years Ended August 31,
	2013	2012
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$22,474	$9,346
Charged to income tax expense	11,534	14,089
Effect of exchange rate changes	—	(961)

Ending balance	$34,008	$22,474

EXHIBIT INDEX

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto	S-1/A	333-168624	3.1 (c)	November 22, 2010

3.2		Amended and Restated Articles of Association of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	99.1	September 14, 2010

3.3		Amended and Restated Bylaws of Registrant	S-1/A	333-168624	3.2 (b)	November 22, 2010

4.1		Form of Common Stock Certificate	S-1/A	333-168624	4.1	November 22, 2010

4.2		Amended and Restated Investor Rights Agreement by and among SemiLEDs Corporation and certain investors and stockholders, dated April 1, 2010	S-1	333-168624	4.2	August 6, 2010

10.1	†	2005 Equity Incentive Plan (amended March 1, 2010)	S-1	333-168624	10.1	August 6, 2010

10.2	†	2010 Equity Incentive Plan	S-1/A	333-168624	10.2	November 12, 2010

10.3	†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S-1	333-168624	10.3	August 6, 2010

10.4	†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8-K	001-34992	99.1	February 9, 2012

10.5	†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8-K	001-34992	99.1	February 24, 2012

10.6		Form of Proprietary Information and Inventions Agreement	S-1/A	333-168624	10.8	September 14, 2010

10.7		Form of Non-competition Agreement	S-1/A	333-168624	10.9	September 14, 2010

10.8	†	Form of Option Agreement for the 2010 Equity Incentive Plan	S-1/A	333-168624	10.10	November 16, 2010

10.9	†	Form of Indemnification Agreement with directors and officers	S-1/A	333-168624	10.11	October 26, 2010

10.10		Promoters Agreement of Xurui Guangdian Co., Ltd. dated December 25, 2009 (translation)	S-1/A	333-168624	10.12	September 14, 2010

10.11		Capital Increase Agreement of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	10.13	September 14, 2010

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12		Amended and Restated Patent Assignment and License Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated July 19, 2010, amended on September 20, 2010 (translation)	S-1/A	333-168624	10.14	October 6, 2010

10.13		Patent Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.15	September 14, 2010

10.14		Trademark Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.16	September 14, 2010

10.15		Lease agreement between Luxxon Technology Corporation and Semi-Photonics Co., Ltd. (former name of SemiLEDs Optoelectronics Co., Ltd.), dated December 1, 2006	S-1/A	333-168624	10.19	October 6, 2010

10.16		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2009 (translation)	S-1/A	333-168624	10.22	October 6, 2010

10.17		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 22, 2009 (translation)	S-1/A	333-168624	10.23	October 6, 2010

10.18		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2010 (translation)	S-1/A	333-168624	10.24	October 6, 2010

10.19		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated November 10, 2010 (translation)	10-Q	001-34992	10.1	April 12, 2011

10.20	†	Offer Letter of Ilkan Cokgor	10-K	001-34992	10.30	December 13, 2012

21.1		List of Subsidiaries					X

23.1		Consent of KPMG, Independent Registered Public Accounting Firm					X

23.2		Consent of ShineWing Certified Public Accountants					X

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

32.1		Certification Pursuant to 18 U.S.C. Section 1350					X

32.2		Certification Pursuant to 18 U.S.C. Section 1350					X

101.INS	*	XBRL Instance Document					X

101.SCH	*	XBRL Taxonomy Extension Schema Document					X

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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