Form 10-K/A
period 2013-08-31
SemiLEDs Corp
filed 2013-12-30
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Select Market on such date, was approximately $10.3 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of November 14, 2013: 27,760,780.

INTRODUCTORY NOTE

On November 26, 2013, SemiLEDs Corporation (the “Company,” “we,” “us,” and “our”) filed its annual report on Form 10-K for the year ended August 31, 2013 (the “Original Filing”). This Amendment No. 1 to Form 10-K (this “Amendment”) on Form 10-K/A completes the items identified below that were originally omitted from the Original Filing in the expectation that a proxy statement would be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of our 2013 fiscal year.

As a result, this Amendment amends only Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services). All other items in the Original Filing are unchanged and this Amendment does not amend, update or change any other information in the Original Filing.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Pursuant to Rule 13a-14 of the Exchange Act, this Amendment also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Board of Directors

Trung T. Doan, 55, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012.  Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea.  In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc.  Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems, and as a director of Dolsoft Corporation, a privately held software company, both within the past five years.  Mr. Doan also previously served as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems.  Mr. Doan holds a bachelor of science degree in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a masters of science degree in chemical engineering from the University of California, Santa Barbara.  Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in-depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

Arthur H. del Prado, 82, has served as a director since February 2013. He is Chairman of the Board of ASM Pacific Technology, Ltd., a company which he co-founded in 1975.  In 1984, he co-founded ASM Lithography N.V. through a joint-venture with Phillips Electronics N.V.  Mr. del Prado served as President, Chief Executive Officer and Chairman of the Management Board of ASM International from the time he founded that company in 1968 until his retirement from those capacities in 2008.  He was appointed Honorary Chairman by the General Meeting of Shareholders in May 2008 and continues to serve ASM International as an advisor.  For many years,  Mr. del Prado served as a director of JESSI, the Joint European Submicron Silicon Initiative and currently serves as a director of its successor, MEDEA, the Micro Electronics Development for European Applications, a non-profit project.  He has been appointed a member of the board of directors of various European companies and serves on the board of Dujat, the Netherlands-Japanese Trade Federation. Mr. del Prado is a past board member of: Oce van der Grinten Nederland B.V., a manufacturer of copiers and printers; G.T.I. Holding N.V., and electronic equipment and installation company; Delft Instruments N.V., a manufacturer of high-technology industrial and defense products; and Breevast N.V., a project development and management company.  He was also on the advisory council of ABN-AMRO Bank.  Our Board has determined that Mr. del Prado should serve on our Board based on his experience as a Chairman and as a director of several companies, and his management role at a semiconductor equipment company.

Dr. Edward Kuan Hsiung Hsieh, 61, has served as a director since February 2012.  Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and Internet networks company, since January 2000.  He has also served as an Adjunct Professor at National Taiwan University since February 2009.  From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider.  He also served as Chairman of International Christian Goodwill within the past five years.  Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara and a doctor of philosophy degree in electrical engineering from Cornell University.  He also studied accounting at the University of California, Los Angeles.  Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching master of business administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start-up companies.

Dr. Jack Lau, 46, has served as a director since October 2010.  Dr. Lau is currently an Adjunct Professor at the Hong Kong University of Science and Technology.  He was Chairman, Chief Executive Officer and director of Perception Digital Holdings Limited, a company that provides multimedia technology solutions which he co-founded from January 1999 to June 2013.   Prior to co-founding Perception, Dr. Lau was a Visiting Scholar at the Center for Integrated Systems at Stanford University from 1995 to 1996.  From 1996 to 1998, he was an Assistant Professor at the Hong Kong University of Science and Technology in the Department of Electronic and Computer Engineering.  Between 1988 and 1991, Dr. Lau worked at Hewlett-Packard Development Company L.P., Schlumberger Limited and Integrated Information Technology, Inc. Between 1997 and 2000, Dr. Lau served on the board of directors of Orient Power Holding Limited and Yue Fung Development Co., Ltd. in Hong Kong.  Dr. Lau holds bachelor’s and master’s degrees in Electrical Engineering from the University of California at Berkeley.  He holds a doctor of philosophy degree and executive master of business administration degree from the Hong Kong

University of Science and Technology.  Our Board has determined that Dr. Lau should serve as a director based on his engineering background and his experience serving on the boards of directors of various private and public companies.

Scott R. Simplot, 67, has served as a director since March 2005.  Mr. Simplot has been Chairman of the board of directors and a director of J.R. Simplot Company since May 2001 and August 1970, respectively.  Mr. Simplot holds a bachelor of science degree in business from the University of Idaho and a master of business administration degree from the University of Pennsylvania.  Mr. Simplot became a director on our Board as part of his duties as the Chairman of the board of J.R. Simplot Company, the 100% owner of Simplot Taiwan, Inc., which was entitled to designate two members of our board of directors in connection with J.R. Simplot Company’s investment in our Series A convertible preferred stock.  Our Board has determined that Mr. Simplot should serve as a director based on the extensive knowledge and insight he brings to our Board from his experience serving as Chairman and holding a variety of management positions at a large private company and serving on the boards of directors of companies in a variety of industries.

Executive Officers

In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers as of December 1, 2013 consisted of the following:

Ilkan Cokgor, 45, has served as our Executive Vice President of Sales and Marketing since August 2012.  Prior to joining us, Dr. Cokgor served as Vice President of Global Marketing of Everlight Electronics Co., Ltd. from 2010 until August 2012.  Dr. Cokgor also served as Director of Marketing and Business Development at Intematix Corporation from 2008 to 2010.  Dr. Cokgor holds a doctor of philosophy degree in optoelectronics from King’s College, University of London.

Mark E. Tuttle, 61, has served as Executive Vice President of Operations since April 2013. Mr. Tuttle joined SemiLEDs as our Vice President in June 2010. Prior to joining us, Mr. Tuttle served as CEO of Cove Technology, Inc. from 2007 until March 2010. He holds over 200 patents in diverse technical areas, and has over 30 years of research and development and manufacturing experience in the semiconductor industry, including serving as vice president, director, manager, and engineer in Micron Technology, Inc. and in Micron Communications, Inc. Mr. Tuttle is a former chairman of the Boise State University Engineering Advisory Board, and holds a bachelor’s degree in Chemistry from Boise State University.

Timothy Lin, 37, has served as our Interim Chief Financial Officer since January 2013. Mr. Lin joined SemiLEDs in October 2010 and was our Deputy Controller for over two years as part of the finance team responsible for finance and accounting, including budgeting and forecasting. Prior to joining us, Mr. Lin served as Senior Manager at Ernst & Young from 2009 to October 2010 and Manager at Deloitte & Touche from 2006 to 2009. Mr. Lin has over 15 years of accounting and finance experience in the fields of US GAAP, IFRS, PCAOB standards and SEC rules and regulations. Mr. Lin holds a BS degree in accounting from Santa Clara University and is licensed as a Certified Public Accountant (CPA) in the United States.

CORPORATE GOVERNANCE

Board Composition

Our Nominating and Corporate Governance Committee is charged with identifying and evaluating individuals qualified to serve as members of the Board and recommending to the full Board nominees for election as directors.  We seek directors with experience in areas relevant to the strategy and operations of the Company.  We seek a Board that collectively has a range and diversity of skills, experience, age, industry knowledge and other factors in the context of the needs of the Board.  The biographies of each of the directors above contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the person should serve as a director of our Company.  In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Nominating and Corporate Governance Committee and Board to the conclusion that he should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards.  Each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and our Board.  Each of our director nominees is currently serving on the Board.

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interests of the Company and our stockholders.  The Board’s responsibilities include:

•             selecting, evaluating the performance of, and determining the compensation of the CEO and other executive officers;

•             overseeing the risks that the Company faces;

•             reviewing and approving our major financial objectives and strategic and operating plans, and other significant actions;

•             overseeing the conduct of our business and the assessment of our business and other enterprise risks to evaluate whether the business is being properly managed; and

•             overseeing the processes for maintaining our integrity with regard to our financial statements and other public disclosures, and compliance with law and ethics.

The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate.  During fiscal year 2013, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

Our Bylaws do not dictate a particular Board structure and the Board is free to determine whether or not to have a Chairman and, if so, to select that Chairman and our CEO in the manner it considers our best interest.  Currently, the Board has selected Mr. Doan to hold the position of both Chairman of the Board and CEO.  Mr. Doan’s experience at the Company has afforded him intimate knowledge of the issues, challenges and opportunities facing each of the Company’s businesses.  Accordingly, he is well positioned to focus the Board’s attention on the most pressing issues facing the Company.  The Board has not appointed a lead independent director.  The Board believes its administration of its risk oversight function has not affected the Board’s leadership structure.

Board Committees and Charters

The Board delegates various responsibilities and authority to different Board committees.  Committees regularly report on their activities and actions to the full Board.  The Board currently has, and appoints the members of, a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.  Each of the Board committees has a written charter approved by the Board, and we post each charter on our web site at http://investors.semileds.com/governance.cfm.  Each committee can engage outside experts, advisors and counsel to assist the committee in its work.  The following table identifies the current committee members.

Name	Audit	Compensation	Nominating and Corporate Governance
Arthur H. del Prado	✓
Dr. Edward Kuan Hsiung Hsieh	Chair	✓
Dr. Jack Lau	✓		✓
Scott R. Simplot		Chair	Chair
Number of Committee Meetings Held in Fiscal Year 2013	5	7	5

Audit Committee

Our Audit Committee is responsible for, among other things:

•             reviewing and approving the selection of our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

•             monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•             reviewing the adequacy and effectiveness of our internal control policies and procedures;

•             discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year-end operating results; and

•             preparing the Audit Committee Report that the SEC requires in our annual proxy statement.

The Board believes that each current member of our Audit Committee is an independent director under the NASDAQ rules and meets the additional SEC independence requirements for audit committee members.  It has also determined that Dr. Hsieh meets the requirements of an “audit committee financial expert,” as defined in Regulation S-K.

Compensation Committee

Our Compensation Committee is responsible for, among other things:

•             overseeing our compensation policies, plans and benefit programs;

•             reviewing and approving for our executive officers: the annual base salary, the annual incentive bonus, including the specific goals and amount, equity compensation, employment agreements, severance arrangements and change in control arrangements, and any other benefits, compensation or arrangements;

•             reviewing and determining our equity-based compensation plans; and

•             administering our equity-based compensation plans.

Although the Compensation Committee has the authority to determine the compensation paid to executive officers, other officers, employees, consultants and advisors, it can delegate its responsibility for setting compensation for individuals other than the CEO to a subcommittee, in the case of other officers, or to officers, in the case of employees and consultants.  It may also delegate to officers the authority to grant options or other equity or equity-based awards to employees who are not executive officers or members of the Board.  It may also generally take into account the recommendations of the CEO, other than with respect to his own compensation.  As further described under “Compensation of the Named Executive Officers and Directors” below, the Compensation Committee has engaged Radford, an independent compensation consultant, to assist it in various respects.  The Compensation Committee has assessed Radford’s independence pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Radford from independently representing the Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other things:

•             identifying prospective director nominees and recommending nominees for each annual meeting of stockholders to the Board;

•             reviewing developments in corporate governance practices and developing and recommending governance principles applicable to our Board;

•             overseeing the evaluation of our Board and management; and

•             recommending members for each Board committee to our Board.

As a relatively new public company, our Nominating and Corporate Governance Committee is refining its process in respect of director candidate identification.  It has not established any minimum qualifications for directors although in assessing the skills and characteristics of individual members, it must give due regard for independence and financial literacy considerations dictated by the NASDAQ rules.  The Nominating and Corporate Governance Committee does not at this time have a policy regarding its consideration of director candidates recommended by stockholders, as it has not yet received any such recommendations.  It may adopt a policy if such recommendations are received.

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board held eight meetings in fiscal year 2013.  We expect each director to attend every meeting of the Board and the committees on which he or she serves, and encourage them to attend the annual stockholders’ meeting.  All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal year 2013 and all continuing directors attended the 2013 annual meeting of stockholders.

Risk Management

The Board is involved in the oversight of risks that could affect the Company.  This oversight is conducted primarily through the Audit Committee which, on behalf of the Board, is charged with overseeing the principal risk exposures we face and our mitigation efforts in respect of these risks.  The Audit Committee is responsible for interfacing with management and discussing with management the Company’s principal risk exposures and the steps management has taken to monitor and control risk exposures, including risk assessment and risk management policies.  The Compensation Committee also plays a role in that it is charged, in overseeing the Company’s overall compensation structure, with assessing whether that compensation structure creates risks that are reasonably likely to have a material adverse effect on us.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting.  These standards are designed to deter wrongdoing and to promote honest and ethical conduct.  The Code of Business Conduct and Ethics is available at our website at http://investors.semileds.com/governance.cfm.  Any amendments to the Code, or any waivers of its requirements required to be disclosed pursuant to SEC or NASDAQ requirements, will be disclosed on the website.

Communications from Stockholders and Other Interested Parties to Directors

The Board recommends that stockholders and other interested parties initiate communications with the Board, any committee of the Board or any individual director in writing to the attention of our Corporate Secretary at our principal executive office at 3F, No. 11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C.  This process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner.  The Board has instructed our Corporate Secretary to review such correspondence and, at his discretion, not to forward items if he deems them to be of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Exchange Act requires our directors and executive officers, among others, to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5.  Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf.  Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2013 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), other than a report on Form 4 relating to a grant of RSUs (transaction date of February 6, 2013 for Arthur del Prado reported on February 13, 2013).

Item 11.  Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

This executive compensation section discloses the compensation awarded to or earned by our “named executive officers” during fiscal year 2013.  They are:

•             Trung T. Doan, our CEO;

•             Ilkan Cokgor, our Executive Vice President of Sales and Marketing

•             Mark E. Tuttle, our Executive Vice President of Operations

We held our first non-binding advisory vote regarding compensation of our named executive officers at our 2012 Annual Meeting of Stockholders and expect to hold our next vote at our 2015 Annual Meeting of Stockholders.

Summary Compensation Table

The following table sets forth all of the compensation earned by named executive officers during the relevant fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Trung T. Doan	2013	405,000	—	266,000	—	8,424	(3)	679,424
Chief Executive Officer	2012	405,000	—	582,450	—	11,582		999,032
	2011	286,000	—	—	—	12,584		298,584
Ilkan Cokgor (4)	2013	220,000	—	266,000	89,130	25,126	(5)	600,256
Executive Vice President
Mark E. Tuttle (6)	2013	196,221	—	266,000	—	27,067	(7)	489,288
Executive Vice President

(1)              The amounts reported in the Stock Awards column represent the aggregate grant date fair value of the RSUs granted to the named executive officers in the applicable fiscal year calculated in accordance with ASC 718.  For RSUs, the grant date fair value is calculated by multiplying (x) the closing price of our common stock on the grant date by (y) the number of RSUs awarded.  Note that the amounts reported in this column reflect the accounting cost for these stock awards, and do not correspond to the actual economic value that may be received by the named executive officers.

(2)              The amounts reported in the Option Awards column represent the aggregate grant date fair value of the stock options granted to the named executive officers in the applicable fiscal year calculated in accordance with ASC 718.  The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth for each year in Note 8, Stock-based Compensation, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended August 31, 2013, filed with the SEC on November 26, 2013. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic values that may be received by the named executive officers from the options.

(3)              Includes payments of $2,191 for automobile lease, registration, auto insurance and related automobile expenses, and $6,233 for airfare for family members to fly from Taiwan to the United States.

(4)              Dr. Cokgor commenced employment with SemiLEDs on August 14, 2012.

(5)              Includes payment of $16,233 for housing and the rest $8,893 represents the depreciation cost for Dr. Cokgor’s use of one of our automobiles, registration, auto insurance and other related automobile expenses.

(6)              Mr. Tuttle was appointed as an executive officer on April 5, 2013.

(7)              Includes payments of $16,233 for housing and $5,257 for airfare for his and his spouse home trips to the United States, another $5,577 represents the cost for his use of one of our automobiles and other related automobile expense.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information regarding outstanding equity awards held by each of our named executive officers as of the fiscal year ended August 31, 2013.  Values in this table are calculated based on the closing price per share of our common stock on August 30, 2013 (the last trading day in the fiscal year ended August 31, 2013), which was $0.86.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Trung T. Doan	—	—	—	—	—	123,750	106,425
	—	—	—	—	—	200,000	172,000
Ilkan Cokgor	25,000	75,000	—	$1.72	9/27/22	—	—
	—	—	—	—	—	200,000	172,000
Mark E. Tuttle	10,714	3,571	—	$9.10	4/24/20	—	—
	6,250	6,250	—	$19.00	1/20/21	—	—
	—	—	—	—	—	4,000	3,440
	—	—	—	—	—	37,500	32,250
	—	—	—	—	—	200,000	172,000

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Severance and Change in Control Benefits

Mr. Doan entered into an employment agreement in 2005, which provides that if he is terminated by us without cause or resigns due to a constructive termination, he will receive as severance an amount equal to six months of his then-current salary plus his current medical insurance for six months following his termination date.  We offered such severance to motivate Mr. Doan to continue as our executive officer by providing severance protection in the event that he is terminated by us without having committed any egregious act constituting cause or if we adversely change his position such that he resigns.  Cause is defined as (a) the conviction of a felony or of any criminal offense involving moral turpitude; (b) the repeated failure to satisfactorily perform duties reasonably required by us; (c) material breach of the proprietary information and invention agreement, our written policies established by our Board or any term of his employment agreement; or (d) misappropriation of our property or unlawful appropriation of our corporate opportunity or our business.  If we determine cause exists, we will provide Mr. Doan with written notice alleging cause and his failure to remedy the alleged cause within 30 days may result in a termination for cause.  Constructive termination is defined as one of the following events when we have not received Mr. Doan’s written consent for such event: (a) a significant reduction of his duties, position or responsibilities relative to his duties, position or responsibilities in effect immediately prior to such reduction or his removal from such position, duties and responsibilities, provided that a reduction in duties, position or responsibilities solely by virtue of us being acquired and made part of a larger entity will not constitute a constructive termination; (b) a substantial reduction, without good business reasons, of the facilities and perquisites available to him immediately prior to such reduction; (c) a reduction of his base salary unless such reduction is a part of a Company-wide reduction for similarly situated persons; or (d) a material reduction in the kind or level of employee benefits to which he is entitled immediately prior to such reduction, with the result that his overall benefits package is significantly reduced, unless such reductions are part of a Company-wide reduction for similarly situated persons.

Certain of the equity granted to our named executive officers will fully vest upon a change in control.  In addition, the RSUs granted to our named executive officers in fiscal years 2012 and 2013 will fully vest if we are subject to a change in control while they remain employed.

Employment Agreements

We entered into employment agreements with each of our named executive officers which set forth the terms of their employment, including base salary and, to the extent applicable, bonus opportunities, stock options and severance benefits.  The payments made in fiscal years 2011, 2012 and 2013 are set forth in the “Summary Compensation Table” above.

Mr. Doan entered into an employment agreement in 2005, which provides for the severance payments and benefits described under “Severance and Change in Control Benefits” above.

Director Compensation

Based on recommendations from Radford, our Board has adopted a director compensation policy pursuant to which non-employee members of the Board will receive the following compensation for their board and committee services:

•             an annual cash retainer for general Board service of $50,000 paid in quarterly installments;

•             no cash payments for attendance at general Board meetings;

•             an annual cash retainer of $15,000 for serving as chairman of the Audit Committee, $15,000 for serving as the chairman of the Compensation Committee and $7,500 for serving as the chairman of the Nominating and Governance Committee, with each retainer paid in quarterly installments;

•             an annual cash retainer of $7,500 per non-chairman member serving on the Audit Committee, $7,500 per non-chairman member serving on the Compensation Committee and $4,000 per non-chairman member serving on the Nominating and Corporate Governance Committee; and

•             each year shortly following the annual stockholder meeting an annual grant of RSUs with a value of $50,000, which fully vests on the earlier of the next annual meeting or the one-year anniversary of the grant date, subject to continued service through the vesting date, provided that the RSUs will fully vest if we are subject to a change in control during their service.

The director compensation policy requires directors to attend at least 75% of the meetings each year in order to be renominated.  The policy also includes an equity ownership guideline whereby our directors will be expected to own and hold shares of our common stock until retirement from their Board service.  We also reimburse non-employee directors for travel, lodging and other expenses incurred in connection with their attendance at Board or committee meetings.

Director Compensation Table

The following table sets forth the total compensation for our non-employee directors for the year ended August 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Arthur H. del Prado(2)	32,264	50,000	—	82,264
Dr. Edward Kuan Hsiung Hsieh(2)	70,964	50,000	—	120,964
Dr. Jack Lau(2)	63,036	50,000	—	113,036
Scott R. Simplot	—	—	—	—

(1)              Amounts shown do not reflect compensation actually received by directors.  Instead, the value reported above in the “Stock Awards” column represents the dollar amounts of the aggregate grant date fair value of RSUs granted to directors in fiscal year 2013, computed in accordance with ASC 718.

(2)              Each of Mr. del Prado, Dr. Hsieh and Dr. Lau owned 70,422 RSUs at August 31, 2013.  The RSUs will fully vest at the earlier of February 6, 2014 or the date of the 2014 annual meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 1, 2013 with respect to:

•             each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;

•             each of our directors;

•             each of our named executive officers; and

•             all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  All shares of our common stock subject to options currently exercisable or exercisable within 60 days of December 1, 2013 and RSUs that will vest within 60 days of December 1, 2013, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Percentage of ownership is based on 27,760,780 shares of common stock outstanding as of December 1, 2013.

Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent

5% Stockholders:
Simplot Taiwan, Inc.	9,899,344	(1)	35.7%
J.R. Simplot Company 999 Main Street, Suite 1300 Boise, ID 83702
Trung Tri Doan	3,307,233	(2)	11.9%

Executive Officers and Directors:
Trung Tri Doan	3,307,233	(2)	11.9%
Arthur H. del Prado	—		—
Dr. Edward Kuan Hsiung Hsieh	15,290		*
Dr. Jack Lau	32,940		*
Scott R. Simplot	10,209,713	(1)(3)	36.8%
Ilkan Cokgor	25,000	(4)	*
Mark E. Tuttle	34,589	(5)	*

All executive officers and directors as a group (8 persons)	13,631,015	(6)	49.1%

*                      Indicates beneficial ownership of less than 1%.

(1)              Based on a Schedule 13G filed February 10, 2011, Simplot Taiwan, Inc., a wholly owned subsidiary of J.R. Simplot Company, and J.R. Simplot Company share voting and investment power over all such shares.  Scott Simplot is the Chairman of J.R. Simplot Company.  Mr. Simplot may be deemed to have shared voting and investment power over the shares held by Simplot Taiwan, Inc. Mr. Simplot disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(2)              Includes 1,571,428 shares held by The Trung Tri Doan 2010 GRAT, of which Trung Tri Doan is the sole trustee.

(3)              Includes 310,369 shares held by JRS Properties III L.P. JRS Management L.L.C. is the sole general partner of JRS Properties III L.P. Scott Simplot and Stephen A. Beebe are the managers of JRS Management L.L.C.  As managers of JRS Management L.L.C., Mr. Simplot and Mr. Beebe share voting and investment power over the securities held by JRS Properties III L.P.  Mr. Simplot may be deemed to have shared voting and investment power over the shares held by JRS Properties III L.P.  Mr. Simplot disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(4)              Includes options that are currently exercisable for 25,000 shares.

(5)              Includes options that are currently exercisable for 16,964 shares, options for 3,125 shares that will become exercisable within 60 days and 2,000 RSUs that will vest within 60 days.

(6)              Includes options that are currently exercisable for 44,464 shares, options for 4,375 shares that will become exercisable within 60 days and 2,000 RSUs that will vest within 60 days.

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

The information required by this Item with respect to the securities ownership of directors, officers and certain beneficial owners is set forth under the heading “Principal Stockholders” above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since September 1, 2012, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below, some of which represent continuing transactions from prior periods.

Investors’ Rights Agreement

We have entered into an investors’ rights agreement with certain holders of our common stock, including Trung T. Doan, The Trung Doan 2010 GRAT, Dr. Anh Chuong Tran, The Anh Chuong Tran 2010 GRAT, Simplot Taiwan, Inc. and JRS Properties III L.P., as well as WI Harper Inc. Fund VI Ltd. and Lite-On Technology USA, Inc., which were more than 5% stockholders at the time.  This agreement provides for certain rights relating to the registration of their shares of common stock.

Demand Registration Rights

The holders of at least 40% of the shares of our common stock subject to this agreement (originally 13,718,852 shares) can, on not more than three occasions, request that we register all or a portion of their shares if the aggregate price to the public of the shares offered would exceed $7,500,000. Under these demand registration rights, we are required to cause the shares requested to be included in the registration statement as soon as practicable, subject to customary conditions and limitations.

Piggyback Registration Rights

In the event that we propose to register any of our securities under the Securities Act of 1933, as amended (the “Securities Act”), either for our own account or for the account of other security holders, the parties to this agreement will be entitled to certain “piggyback” registration rights allowing the holder to include their shares in such registration, subject to certain marketing and other limitations.  As a result, whenever we propose to file a registration statement under the Securities Act, other than with respect to a registration related to employee benefit plans, debt securities or corporate reorganizations, the holders of these shares are entitled to notice of the registration and have the right, subject to limitations that the underwriters may impose on the number of shares included in the registration, to include their shares in the registration.

Form S-3 Registration Rights

The parties are also entitled to certain Form S-3 registration rights.  Holders of at least 30% of the shares subject to the agreement can make a written request that we register their shares on Form S-3 if we are eligible to file a registration statement on Form S-3 and if the aggregate price to the public of the shares offered is at least $3,000,000.  These stockholders may make an unlimited number of requests for registration on Form S-3.  However, we will not be required to effect a registration on Form S-3 if we have effected two such registrations in a given 12-month period.

Registration Expenses

We will pay the registration expenses of the holders of the shares registered pursuant to the demand, piggyback and Form S-3 registrations described above.  In an underwritten offering, the managing underwriter, if any, has the right, subject to specified conditions, to limit the number of shares such holders may include.

Expiration of Registration Rights

The demand, piggyback and Form S-3 registration rights described above will expire, with respect to any particular stockholder, when that stockholder can sell all of the shares that the stockholder proposes to sell under Rule 144 of the Securities Act or a similar exemption during any three-month period.  In any event, all such registration rights shall expire in December 2015.

Employment Agreements

See “Compensation of the Named Executive Officers and Directors—Employment Agreements.”

Policies and Procedures for Related Party Transactions

Our Board has adopted a formal, written related party transactions policy pursuant to which, our executive officers, directors, beneficial owners of more than 5% of our common stock, and any member of the immediate family of and any firm, corporation or other entity at which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial interest, are not permitted to enter into a related party transaction with us without prior consent and approval of our Audit Committee.  This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we are a participant, the aggregate amount involved will or may be expected to exceed $120,000 in any year and a related person has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity), including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness or employment by us of a related person.

The Audit Committee has determined that a related person does not have a direct or indirect material interest in the following categories of transactions and that each will be deemed to be preapproved:

•             any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue.

In fiscal years 2012 and 2013, all the related person transactions represented the continuation of transactions entered into prior to our initial public offering and adoption of the policy.

Director Independence

The published listing requirements of NASDAQ dictate that a majority of the Board be comprised of independent directors whom our Board has determined have no material relationship with our Company and who are otherwise “independent” directors under those listing requirements.  Our current Board consists of the five persons as set forth under the heading “Our Board of Directors” above.  The Board has determined that each of our current directors, other than Mr. Doan, our CEO, qualifies as an independent director, such that more than a majority of our directors are independent directors under the NASDAQ rules.

The NASDAQ rules have objective tests and a subjective test for determining who is an “independent director.”  Under the objective tests, a director cannot be considered independent if:

•             the director is, or at any time during the past three years was, an employee of the company;

•             the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•             a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•             the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceeded 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever was greater (subject to certain exclusions);

•             the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•             the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The Board has not established categorical standards or guidelines to make these subjective determinations but considers all relevant facts and circumstances.

In addition to the Board-level standards for director independence, the NASDAQ rules provide that directors, of whom there must be three, who serve on the Audit Committee must each satisfy standards established by the SEC that require that members of audit committees must not be affiliated persons of the issuer and may not accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer other than their director compensation.

Transactions Considered in Independence Determinations

In making its independence determinations, the Board considered transactions that occurred since the beginning of fiscal year 2011 between the Company and entities associated with the independent directors or members of their immediate family.  All identified transactions that appeared to relate to the Company and a family member of, or entity with a known connection to, a director were presented to the Board for consideration.

None of the non-employee directors was disqualified from “independent” status under the objective tests.  In making its subjective determination that each of our Company’s non-employee director is independent, the Board reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management.  The Board considered the transactions in the context of the NASDAQ objective standards, the special standards established by the SEC for members of audit committees, and the SEC and U.S. Internal Revenue Service (“IRS”) standards for compensation committee members.  Based on all of the foregoing, as required by the NASDAQ rules, the Board made a subjective determination that, because of the nature of the director’s relationship with the entity and/or the amount involved, no relationships exist that, in the opinion of the Board, would impair the director’s independence.

Item 14.  Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

The following table shows the fees and related expenses for audit and other services provided by KPMG (Taiwan) billed for fiscal years 2013 and 2012.  The services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	KPMG (Taiwan)	KPMG (Taiwan)
	2013 Fees	2012 Fees
Audit Services	$421,525	$490,500
Audit-Related Services	—	—
Tax Services	—	—
All Other Services	—	—
Total	$421,525	$490,500

Audit Services.  This category includes the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.  This category also includes statutory audits required by the Tax Bureau of Taiwan for certain of our subsidiaries in Taiwan.

KPMG (Taiwan) did not perform services other than audit services during fiscal years 2013 and 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(3)                                 Exhibits:

The exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10-K, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 30, 2013	SemiLEDs Corporation

	By:	/s/ Trung Tri Doan
Trung Tri Doan
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350					X