Form 10-Q
period 2013-11-30
SemiLEDs Corp
filed 2014-01-14
CIK 1333822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,760,780 shares of common stock, par value $0.0000056 per share, outstanding as of January 6, 2014.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30, 2013	August 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,122	$36,272
Accounts receivable, net of allowance for doubtful accounts of $1,601 and $1,616 as of November 30, 2013 and August 31, 2013, respectively	2,417	2,152
Accounts receivable from related parties, net of allowance for doubtful accounts of $1,410 and $1,395 as of November 30, 2013 and August 31, 2013, respectively	133	120
Inventories	11,342	10,500
Prepaid expenses and other current assets	1,149	1,080
Total current assets	43,163	50,124
Property, plant and equipment, net	29,487	30,473
Intangible assets, net	1,431	1,379
Goodwill, net	59	59
Investments in unconsolidated entities	2,220	2,275
Other assets	1,470	1,395
TOTAL ASSETS	$77,830	$85,705
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$2,243	$2,294
Accounts payable	2,455	3,534
Accrued expenses and other current liabilities	5,802	6,825
Deferred income, current portion	51	51
Total current liabilities	10,551	12,704
Long-term debt, excluding current installments	5,755	6,169
Deferred income, net of current portion	327	339
Total liabilities	16,633	19,212
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—32,143 shares authorized; 27,761 shares issued and outstanding	—	—
Additional paid-in capital	169,505	169,114
Accumulated other comprehensive income	6,075	5,557
Accumulated deficit	(114,447)	(108,155)
Total SemiLEDs stockholders’ equity	61,133	66,516
Noncontrolling interests	64	(23)
Total equity	61,197	66,493
TOTAL LIABILITIES AND EQUITY	$77,830	$85,705

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2013	2012
Revenues, net	$3,417	$6,227
Cost of revenues	5,754	9,515
Gross loss	(2,337)	(3,288)
Operating expenses:
Research and development	1,126	1,223
Selling, general and administrative	2,644	3,663
Total operating expenses	3,770	4,886
Loss from operations	(6,107)	(8,174)
Other income (expenses):
Equity in losses from unconsolidated entities, net	(63)	(75)
Interest income (expenses), net	(37)	5
Other income, net	54	52
Foreign currency transaction loss, net	(197)	(926)
Total other expenses, net	(243)	(944)
Loss before income taxes	(6,350)	(9,118)
Income tax expense	—	—
Net loss	(6,350)	(9,118)
Less: Net loss attributable to noncontrolling interests	(58)	(195)
Net loss attributable to SemiLEDs stockholders	$(6,292)	$(8,923)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.23)	$(0.32)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	27,784	27,495

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2013	2012
Net loss	$(6,350)	$(9,118)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	521	2,715
Comprehensive loss	$(5,829)	$(6,403)
Comprehensive loss attributable to noncontrolling interests	$(55)	$(166)
Comprehensive loss attributable to SemiLEDs stockholders	$(5,774)	$(6,237)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total SemiLEDs Stockholders’	Non-Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2013	27,761	$—	$169,114	$5,557	$(108,155)	$66,516	$(23)	$66,493
Stock-based compensation	—	—	533	—	—	533	—	533
Purchase of common shares in Ning Xiang	—	—	(142)	—	—	(142)	142	—
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	518	—	518	3	521
Net loss	—	—	—	—	(6,292)	(6,292)	(58)	(6,350)
BALANCE—November 30, 2013	27,761	$—	$169,505	$6,075	$(114,447)	$61,133	$64	$61,197

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,350)	$(9,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,566	2,097
Stock-based compensation expense	533	336
Bad debt expense	31	686
Provisions for inventory write-downs	187	712
Equity in losses from unconsolidated entities, net	63	75
Income recognized on patents assignment	(13)	(13)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(285)	262
Inventories	(915)	957
Prepaid expenses and other	37	101
Accounts payable	(807)	147
Accrued expenses and other current liabilities	525	508
Net cash used in operating activities	(5,428)	(3,250)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(483)	(1,669)
Purchase of investment	—	(2,873)
Payments related to acquisition of business	(1,626)	—
Payments for development of intangible assets	(80)	(119)
Placement of refundable deposits	(78)	(1)
Increase in restricted cash	(97)	—
Proceeds from sales of short-term investments	—	488
Proceeds from return of investment in unconsolidated entity	—	250
Net cash used in investing activities	(2,364)	(3,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	170	—
Payments on line of credit	(170)	(1,623)
Payments of long-term debt	(562)	(244)
Other financing activities	3	1
Net cash used in financing activities	(559)	(1,866)
Effect of exchange rate changes on cash and cash equivalents	201	1,132
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,150)	(7,908)
CASH AND CASH EQUIVALENTS—Beginning of period	36,272	47,228
CASH AND CASH EQUIVALENTS—End of period	$28,122	$39,320
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$203	$1,776
Accrual related to acquisition of business	$450	$—

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly and majority owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED chips and LED components, but lighting products have also become an increasingly important part of the Company’s business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including Taiwan, the United States, China and Russia.

As of November 30, 2013, SemiLEDs had seven wholly owned subsidiaries and an 87% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently take place and where a substantial portion of the assets are held and located. Taiwan SemiLEDs owns a 100% equity interest in Silicon Base Development, Inc. (“SBDI”). SBDI is engaged in the research, development, manufacturing, marketing and sales of LED components. As of November 30, 2013, the Company also owned an 87% interest in Ning Xiang, which consisted of a 51% interest acquired in August 2011, an additional 15% interest acquired in April 2013 and an additional 21% interest acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems.

SemiLEDs’ common shares are listed on the NASDAQ Global Select Market under the symbol “LEDS” since December 8, 2010.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2013. The unaudited condensed consolidated balance sheet as of August 31, 2013 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of November 30, 2013, the statements of operations and comprehensive loss for the three months ended November 30, 2013 and 2012, the statement of changes in equity for the three months ended November 30, 2013, and the statements of cash flows for the three months ended November 30, 2013 and 2012. The results for the three months ended November 30, 2013 are not necessarily indicative of the results to be expected for the year ending August 31, 2014.

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

Certain Significant Risks and Uncertainties—The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it has incurred significant losses over the last three fiscal years, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to grow its revenue and/or maintain or increase its margins, it may experience fluctuations in its revenues and operating results, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2013 and August 31, 2013, cash and cash equivalents of the Company consisted of the following (in thousands):

Cash and Cash Equivalents by Location	November 30, 2013	August 31, 2013
United States:
Denominated in U.S. dollars	$18,582	$18,631
Taiwan:
Denominated in U.S. dollars	6,997	16,158
Denominated in New Taiwan dollars	1,403	445
Denominated in other currencies	332	264
China (including Hong Kong):
Denominated in U.S. dollars	377	345
Denominated in Renminbi	430	428
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$28,122	$36,272

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

Net revenues generated from sales to the top ten customers represented 43% and 47% of the Company’s total net revenues for the three months ended November 30, 2013 and 2012, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, China and Russia. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 61% and 62% of the Company’s total net revenues for the three months ended November 30, 2013 and 2012, respectively.

Noncontrolling Interests—Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Transactions with noncontrolling interests had the following effect on equity attributable to SemiLEDs stockholders (in thousands):

Three Months Ended November 30, 2013
Net loss attributable to SemiLEDs stockholders	$(6,292)
Transfers to noncontrolling interests:
Decrease in SemiLEDs additional paid in capital for purchase of common shares in Ning Xiang	(142)
Change from net loss attributable to SemiLEDs stockholders and transfer to noncontrolling interests	$(6,434)

Recent Accounting Pronouncement

Presentation of Certain Unrecognized Tax Benefits—In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss, or tax credit carryforward, rather than as a liability, when: (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction; and (2) the entity intends to use the deferred tax asset for that purpose. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. This ASU is effective for the Company beginning in the first quarter of fiscal 2015. The Company has elected not to early adopt this ASU.

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2013 and August 31, 2013 consisted of the following (in thousands):

	November 30, 2013	August 31, 2013
Raw materials	$2,237	$2,193
Work in process	3,403	3,865
Finished goods	5,702	4,442
Total	$11,342	$10,500

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2013 and August 31, 2013 consisted of the following (in thousands):

	November 30, 2013	August 31, 2013
Buildings and improvements	$14,675	$14,510
Machinery and equipment	68,302	67,109
Leasehold improvements	3,184	3,144
Other equipment	2,730	2,686
Construction in progress	761	1,028
Total property, plant and equipment	89,652	88,477
Less: Accumulated depreciation, amortization and impairment	(60,165)	(58,004)
Property, plant and equipment, net	$29,487	$30,473

Intangible Assets

Intangible assets as of November 30, 2013 and August 31, 2013 consisted of the following (in thousands):

	November 30, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	14	$1,080	$184	$896
Acquired technology	5	727	192	535
Total		$1,807	$376	$1,431

	August 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment(1)	Net Carrying Amount
Patents and trademarks	15	$973	$161	$812
Acquired technology	5	719	152	567
Customer relationships	5	1,337	1,337	—
Total		$3,029	$1,650	$1,379

(1)         Includes an impairment charge of $851 thousand recognized in the year ended August 31, 2013 to write down the intangible asset for customer relationships to its fair value of zero before the end of its estimated useful life.

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2013 and August 31, 2013 consisted of the following (in thousands, except percentages):

	November 30, 2013		August 31, 2013
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd.	50%	$219	50%	$289
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	2,001	Various	1,986
Total investments in unconsolidated entities		$2,220		$2,275

There were no dividends received from unconsolidated entities through November 30, 2013.

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

The fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments, except for China SemiLEDs which had a zero carrying amount at November 30, 2013, are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Cost Method Investments

In October 2012, the Company acquired a 9.9% equity interest in High Power Optoelectronics, Inc. (“HPO”) for total cash consideration of $2.9 million and had an option to increase its equity interest to more than 50% within one year of the acquisition. The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In the third quarter of fiscal 2013, management reviewed the operating performance and financial condition of HPO based on the latest available financial statements of the investee and other publicly available information. Management considered the extent and duration of time to which the fair value of the investment has been less than its carrying amount, the financial condition of the investee and the prospect for recovery in the near term, and recognized an other-than-temporary impairment loss of $1,885 thousand on its investment in HPO for the year ended August 31, 2013.

5. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are noncancellable and which expire at various dates between January 2014 and December 2020. Lease expense related to these noncancellable operating leases was $283 thousand and $202 thousand for the three months ended November 30, 2013 and 2012, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2013 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2014	$931
2015	1,295
2016	1,230
2017	642
2018	276
Thereafter	221
Total	$4,595

Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $2.1 million and $3.2 million as of November 30, 2013 and August 31, 2013, respectively.

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

On July 10, 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, styled as Huard v. SemiLEDs Corporation, et al., alleging violations of the U.S. federal securities laws. On July 31, 2013, a second investor filed a complaint, styled as Mohammad v. SemiLEDs Corporation, et al. On September 30, 2013, the Court appointed Mohammad Yasir as lead plaintiff and Pomerantz Grossman Hufford Dahlstrom & Gross LLP as lead counsel. On November 15, 2013, the lead plaintiff filed its Amended Complaint, styled as In re SemiLEDs Corporation Litigation, Civil Action No. 1:13-cv-04776-DLC (S.D.N.Y.). The Amended Complaint alleges one count of violation of Section 10(b) of the Exchange Act and one count of violation of Section 20(a) of the Exchange Act, both arising out of alleged misstatements made by the Company and certain of its current and former officers and directors in connection with the Company’s initial public offering and the Company’s results in the first, second, and third quarter of 2011. Management believes that the Company has meritorious defenses and the Company intends to contest this lawsuit vigorously. In the opinion of management, the likelihood of an unfavorable outcome in the matters described above that would result in a material loss to the Company is less than probable, and the amount of potential losses for claims against the Company in the matters described above are not currently reasonably estimable.

6. Stock-based Compensation

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. Prior to SemiLEDs’ initial public offering, the Company had another stock-based compensation plan (the “2005 Plan”), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms.

During fiscal 2013, SemiLEDs granted options for 100 thousand shares of SemiLEDs’ common stock and 1,195 thousand restricted stock units to the Company’s executives and employees. These options and stock units vest over four years at a rate of 25% on each anniversary of the vesting start date and the options have a contractual term of ten years, subject to earlier expiration in the event of the holder’s termination. The exercise price of stock options and the grant date fair value of stock units were equal to the closing price of the common stock on the date of grant. In addition, in February 2013, SemiLEDs granted 211 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of February 6, 2013 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $0.71 per unit. Each restricted stock unit represents the contingent right to one share of SemiLEDs’ common stock.

The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the market price of SemiLEDs’ common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several of the Company’s publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended November 30,
	2013	2012
Cost of revenues	$195	$183
Research and development	111	94
Selling, general and administrative	227	59
	$533	$336

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2013	2012
Stock units and stock options to purchase common stock	25	10

8. Income Taxes

The Company’s loss before income taxes for the three months ended November 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended November 30,
	2013	2012
U.S. operations	$(563)	$(693)
Foreign operations	(5,787)	(8,425)
Loss before income taxes	$(6,350)	$(9,118)

Unrecognized Tax Benefits

As of November 30, 2013 and August 31, 2013, the Company had unrecognized tax benefits related to tax positions taken in prior periods of $147 thousand and $145 thousand, respectively. The entire amount of the unrecognized tax benefits would impact the Company’s effective tax rate if recognized. The impact would be offset by an adjustment to the valuation allowance.

Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2012 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

9. Related-Party Transactions

As of both November 30, 2013 and August 31, 2013, amounts due to related parties of $0.2 million, which consisted primarily of the outstanding balance on a one-year unsecured NT dollar-denominated loan entered into by a majority owned subsidiary with one of its shareholders, were recorded in other current liabilities. Management believes that the terms of this transaction are at current market rates and would not have been any different had it been negotiated with an independent third party.

10. Subsequent Event

In January 2014, SemiLEDs’ board of directors approved an amendment to the 2010 Equity Incentive Plan, or the 2010 Plan as described in Note 6 above, that increases the number of shares authorized for issuance under the plan by an additional 2.5 million shares. The amendment is subject to the approval of SemiLEDs’ stockholders at the 2014 annual meeting.

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

•                                Our ability to effectively develop, maintain and expand our sales and distribution channels.

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

•                                Our ability to implement our cost reduction program effectively.

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

•                                Adverse development in those selected markets, including Taiwan, the United States, China and Russia, where our revenues are concentrated.

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

•                                The costs and other effects of pending legal proceedings, the ultimate outcome of which is uncertain.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have not assumed any obligation to, and you should not expect us to, update or revise these statements because of new information, future events or otherwise.

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, or the 2013 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2013 Annual Report, and in other filings with the SEC.

Company Overview

We develop, manufacture and sell LED chips and LED components. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications, such as ultraviolet, or UV, curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, architectural lighting and entertainment lighting. Our core products are LED chips and LED components, but lighting products have also become an increasingly important part of our business.

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

We sell blue, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States, China and Russia. We also sell our new “Enhanced Vertical,” or EV, LED product series in blue, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Our lighting products customers consist primarily of original design manufacturers of lighting products and the end-users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging process, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. As of November 30, 2013, we also owned an 87% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which consisted of a 51% interest that we acquired in August 2011, an additional 15% interest that we acquired in April 2013, and an additional 21% interest that we acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems.

We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of November 30, 2013, we owned a 50% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. In January 2014, we participated in SILQ’s capital increase and contributed an additional $76 thousand. Following this capital increase, our equity interest in SILQ was reduced to 49%. We also had an inactive joint venture, China SemiLEDs, in which we held a 49% equity interest. China SemiLEDs was originally significant to our China strategy, but we wrote down the investment to a carrying amount of zero at August 31, 2012.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•                                Industry growth and demand for products and applications using LEDs.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and impact our financial performance. We believe the potential market for LED lighting will continue to expand. LEDs for efficient generation of UV light are also starting to gain attention for various medical, germicidal and industrial applications. Since a substantial portion of our LED chips, LED components and our lighting products are used by end-users in general lighting applications and specialty industrial applications such as UV curing, medical/cosmetic, counterfeit detection, horticulture, architectural lighting and entertainment lighting, the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips, LED components and LED lighting products. Fluctuations in demand for LED lights products will also affect the results of Ning Xiang.

•                                Average selling price of our products.  The average selling price of our products may decline for a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, changes in our product mix, the size of the order and our relationship with the relevant customer, as well as general market and economic conditions. Competition in the markets for LED products is intense, and we expect that competition will continue to increase, thereby creating a highly aggressive pricing environment. For example, some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in our revenues and the gross margin of our products. When prices decline, we must also write down the value of our inventory. Furthermore, the average selling prices for our LED products have typically decreased over product life cycles. Therefore, our ability to continue to innovate and offer competitive products that meet our customers’ specifications and pricing requirements, such as higher efficacy LED products at lower costs, will have a material influence on our ability to improve our revenues and product margins, although in the near term the introduction of such higher efficacy LED chips may further reduce the selling prices of our existing products or render them obsolete. Reduction in the average selling price of LED lights products will also affect the results of Ning Xiang.

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

•                                Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4” wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4” wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have had limited impact on our gross profit, as we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips, starting in the fourth quarter of our fiscal 2011 and continuing through the first quarter of our fiscal 2014, and must absorb a high level of fixed cost, such as depreciation. While we continue to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED development and production equipment if we are to grow.

•                                Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. During the fourth quarter of our fiscal 2012, we introduced our new EV LED product series, capable of operating at a higher junction temperature and with higher thermal endurance, as well as our new ceramic LED component products, the C35 emitters, that incorporates the EV chip and also offers customers greater flexibility in making color choices. In June 2013, we expanded our UV LED product portfolio with the launch of mid- and high-power product series designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. We also broadened our LED components portfolio through an acquisition in July 2013. In November 2013, we announced the launch of our new compact multi-color LED component that integrates our vertical LED structure, white color chip and ceramic packaging technologies, which offers our customers easy color mixing and higher integration that simplifies the design of lighting fixtures and reduces the number of LED components used. Our near-term success will depend upon how attractive these products are to our customers versus competitors’ offerings and our customers’ willingness and promptness in qualifying our new products.

•                                General economic conditions and geographic concentration.  Many countries including the United States and the European Union members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States, China and Russia. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the banking crisis in Cyprus in March 2013 on the Russian economy, which have led to reduced and/or delayed purchases of our products by these customers. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three months ended November 30, 2013, sales to our three largest customers, in the aggregate, accounted for 19% of our revenues.

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

•                                Our ability to realize our strategic initiatives.  We have grown our business in part through strategic alliances and acquisitions. For example, our China strategy was initially premised on continuing our growth in China through China SemiLEDs; however, the launch of China SemiLEDs was not successful. We now no longer view China SemiLEDs as the vehicle to drive our growth in China. As the world’s second largest economy and one that is geographically close to our manufacturing operations, China continues to represent a key market for our products and we have been working towards formulating certain strategic alternatives to exploit the opportunities that it presents, including, but not limited to, developing and expanding our direct sales force and distribution channels through local third-party distributors. In addition, we continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions, such as acquisitions or divestitures. For example, in July 2013, we acquired an LED components production line and related technology from certain third parties, and we believe this acquisition should allow us to expand our production capacity for LED components, and strengthen our product portfolio, technology and know-how related to LED components.

Recent Developments

Beginning in our fiscal 2014, in response to challenging business conditions and to improve our overall cost competitiveness and cash flow generation, we have initiated actions to accelerate operating cost reductions and improve operational efficiencies. As part of our continued cost reduction efforts, we recently initiated additional actions, which included the relocation and consolidation of our manufacturing operations at Sinwu, Taiwan, or Sinwu Facility, to other of our existing facilities. In connection with the closing and relocation of our Sinwu Facility, we plan to partially build out existing space in the building we own at Chu-Nan, Hsinchu Science Park. In accordance with the lease agreement with Luxxon Technology Corporation for our Sinwu Facility, we are required to provide a six-month written notice to terminate the lease. We expect to devote capital expenditures to expand our Chu-Nan facility and incur costs and expenses associated with these planned activities in the near term. We expect to substantially complete these activities in the fourth quarter of our fiscal 2014.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months ended November 30, 2013 as compared to those disclosed in our 2013 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On August 30, 2013, the exchange rate was 29.93 NT dollars to one U.S. dollar. On November 29, 2013, the exchange rate was 29.59 NT dollars to one U.S. dollar. On January 6, 2014, the exchange rate was 30.00 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2012	29.86	30.68	28.95	29.93
Fiscal 2013	29.57	30.20	28.95	29.93
September 2013	29.68	29.83	29.54	29.57
October 2013	29.41	29.51	29.36	29.40
November 2013	29.52	29.61	29.40	29.59
December 2013	29.73	30.00	29.56	29.81
January 2014 (through January 6, 2014)	29.96	30.00	29.92	30.00

(1)                                 Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2013 Compared to the Three Months Ended November 30, 2012

	Three Months Ended November 30,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$975	29%	$1,809	29%	$(834)	(46)%
LED components	1,187	34%	2,433	39%	(1,246)	(51)%
Lighting products	1,227	36%	1,337	22%	(110)	(8)%
Other revenues	28	1%	648	10%	(620)	(96)%
Total revenues, net	3,417	100%	6,227	100%	(2,810)	(45)%
Cost of revenues	5,754	168%	9,515	153%	(3,761)	(40)%
Gross loss	$(2,337)	(68)%	$(3,288)	(53)%	$951	(29)%

Revenues, net

Our revenues decreased by approximately 45% from $6.2 million for the three months ended November 30, 2012 to $3.4 million for the three months ended November 30, 2013. The $2.8 million decrease in revenues reflects a $1.2 million decrease in revenues attributable to sales of LED components, a $0.8 million decrease in revenues attributable to sales of LED chips, a $0.6 million decrease in other revenues and a $0.1 million decrease in revenues attributable to the sales of lighting products.

Revenues attributable to the sales of our LED chips represented 29% of our revenues for both the three months ended November 30, 2013 and 2012. For the three months ended November 30, 2013, the average selling price of our LED chips was 43% lower as compared to the three months ended November 30, 2012, reflecting primarily our sales of a significant volume of a category of lower-priced LED chips. The volume of LED chips sold for the three months ended November 30, 2013 was 5% lower than for the three months ended November 30, 2012, primarily due to our strategic shift to de-emphasize LED chips sales in selected markets where pricing pressure is significant, such as the general illumination and backlighting market segments, offset in part by the significant volume of the lower-priced LED chips sold, as discussed above. Our strategic decision to focus on the profitable segments within the niche LED markets, including the UV LED and architectural lighting, did not have a positive impact on our revenues for the three months ended November 30, 2013, primarily because we were unable to expand our sales and distribution channels in a timely manner to achieve our business objectives, and partly because these niche LED markets have smaller volume demand.

Revenues attributable to the sales of our LED components represented 34% and 39% of our revenues for the three months ended November 30, 2013 and 2012, respectively. The decrease in revenues attributable to sales of LED components was due to a 60% decrease in the volume of LED components sold, offset in part by a 24% increase in the average selling price of LED components. The volume of LED components sold decreased primarily due to a continued slowdown in demand for a category of older generation products in our LED components portfolio and a decline in sales of a category of lower-priced LED components that we sell particularly to distributor customers. Although we launched several new LED components products in the fourth quarter of fiscal 2012 and during fiscal 2013, we were unable to expand our sales and distribution channels in a timely manner, which negatively impacted our revenues generated from the sales of LED components for the three months ended November 30, 2013. In addition, continued weak economic, political and market conditions in Russia, one of our target markets, have also led to reduced purchases of our products by some of our customers. The average selling price of LED components was 24% higher primarily due to a shift in our product mix to a reduced proportion of the lower-priced LED components for the three months ended November 30, 2013.

Revenues attributable to the sales of lighting products represented 36% and 22% of our revenues for the three months ended November 30, 2013 and 2012, respectively. Revenues attributable to the sales of lighting products was higher for the three months ended November 30, 2012 primarily due to several non-recurring project-based orders for LED lights products.

Our other revenues for the three months ended November 30, 2013 was not significant. Other revenues for the three months ended November 30, 2012 consisted primarily of revenues attributable to the sales of scrap and raw materials, and the provision of services.

Cost of Revenues

Our cost of revenues decreased by 40% from $9.5 million for the three months ended November 30, 2012 to $5.8 million for the three months ended November 30, 2013. The decrease in cost of revenues was primarily due to lower sales for the three months ended November 30, 2013 as a result of lower sales volume for our LED chips and LED components, and decreases in inventory valuation adjustments for both our LED chips and LED components. Inventory write-downs decreased from $0.7 million for the three months ended November 30, 2012 to $0.2 million for the three months ended November 30, 2013.

Gross Loss

Our gross loss decreased from a loss of $3.3 million for the three months ended November 30, 2012 to a loss of $2.3 million for the three months ended November 30, 2013. Our gross margin percentage was negative 68% for the three months ended November 30, 2013, as compared to negative 53% for the three months ended November 30, 2012, as a consequence of excess capacity charges for our LED chips and LED components. Factory utilization was lower for the three months ended November 30, 2013 primarily due to lower sales, as more fully described above.

Operating Expenses

	Three Months Ended November 30,
	2013		2012
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$1,126	33%	$1,223	20%	$(97)	(8)%
Selling, general and administrative	2,644	77%	3,663	59%	(1,019)	(28)%
Total operating expenses	$3,770	110%	$4,886	78%	$(1,116)	(23)%

Research and development.  Our research and development expenses decreased from $1.2 million for the three months ended November 30, 2012 to $1.1 million for the three months ended November 30, 2013. The decrease was primarily due to a $0.1 million decrease in materials and supplies used in research and development.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $3.7 million for the three months ended November 30, 2012 to $2.6 million for the three months ended November 30, 2013. The decrease was mainly attributable to a $0.7 million decrease in bad debt expense and a $0.4 million decrease in professional service expenses, mainly legal, audit and advisory services. Bad debt expense for the three months ended November 30, 2012 was $0.7 million, primarily attributable to two customers. We have ceased making sales to these customers and initiated legal action to recover the amount due from one of these customers. We incurred a higher legal expenses associated with patents for the three months ended November 30, 2012. Our audit and advisory expenses were also higher for the three months ended November 30, 2012 primarily due to the audit related to China SemiLEDs and the additional cost related to XBRL compliance.

Other Income (Expenses)

	Three Months Ended November 30,
	2013		2012
	$	% of Revenues	$	% of Revenues
	(in thousands)
Equity in losses from unconsolidated entities, net	$(63)	(2)%	$(75)	(1)%
Interest income, net	(37)	(1)%	5	0%
Other income, net	54	2%	52	1%
Foreign currency transaction loss, net	(197)	(6)%	(926)	(15)%
Total other expenses, net	$(243)	(7)%	$(944)	(15)%

Foreign currency transaction loss, net.  We recognized net foreign currency transaction losses of $0.2 million and $0.9 million for the three months ended November 30, 2013 and 2012, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense

Although we incurred a loss before income taxes, we did not recognize any related income tax benefits for both the three months ended November 30, 2013 and 2012. Our effective tax rate is estimated to be approximately zero for fiscal 2014, since it is expected that Taiwan SemiLEDs, our primary operating subsidiary, will incur losses, and because we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

Our effective tax rate was approximately zero for fiscal 2013, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended November 30,
	2013		2012
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(58)	(2)%	$(195)	(3)%

We recognized net losses attributable to noncontrolling interests of $0.1 million and $0.2 million for the three months ended November 30, 2013 and 2012, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, and reduced to 13% beginning in November 2013.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of November 30, 2013 and August 31, 2013, we had cash and cash equivalents of $28.1 million and $36.3 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and money market funds.

We have utilized operating lines of credit with certain banks to fulfill our short-term financing needs. We had the following credit facilities with certain banks which provided for approximately $1.0 million and $3.0 million in the aggregate borrowing capacity as of November 30, 2013 and August 31, 2013, respectively:

•                          A one-year NT dollar denominated revolving credit facility entered into by our majority owned subsidiary in May 2013 providing for approximately $1.0 million.

•                          An unsecured NT dollar denominated revolving credit facility, which expired in October 2013, providing for approximately $2.0 million.

We had no amount outstanding under these credit facilities as of both November 30, 2013 and August 31, 2013.

In April 2013, our majority owned subsidiary entered into a one-year NT dollar denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. The amount due to the related party of $0.2 million as of both November 30, 2013 and August 31, 2013 was recorded in other current liabilities.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $8.0 million and $8.5 million as of November 30, 2013 and August 31, 2013, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of both November 30, 2013 and August 31, 2013, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $14 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of November 30, 2013, our outstanding balance on this note payable was approximately $1.6 million.

•                          The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014 and, as of November 30, 2013, our outstanding balance on this note payable was approximately $0.3 million.

•                          The third note payable requires monthly payments of principal and interest in the amount of $28 thousand over the five-year term of the note with final payment to occur in May 2015 and, as of November 30, 2013, our outstanding balance on this note payable was approximately $0.5 million.

•                          The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of November 30, 2013, our outstanding balance on this note payable was approximately $2.4 million.

•                          The fifth note payable requires monthly payments of principal and interest in the amount of $115 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of November 30, 2013, our outstanding balance on this note payable was approximately $3.2 million.

Property, plant and equipment pledged as collateral for our notes payable were $9.6 million and $13.9 million as of November 30, 2013 and August 31, 2013, respectively.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $43.7 million and $49.5 million during the years ended August 31, 2013 and 2012, respectively. For the three months ended November 30, 2013, net loss attributable to SemiLEDs stockholders was $6.3 million. We believe that, based on our current level of operations and spending needs, our current level of cash and cash equivalents will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2013	2012
Net cash used in operating activities	$(5,428)	$(3,250)
Net cash used in investing activities	$(2,364)	$(3,924)
Net cash used in financing activities	$(559)	$(1,866)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three months ended November 30, 2013 and 2012 was $5.4 million and $3.3 million, respectively. Cash used in operating activities for the three months ended November 30, 2013 was $2.2 million higher, primarily due to a decrease in cash collected from customers, as revenues were $2.8 million lower for the three months ended November 30, 2013 than for the three months ended November 30, 2012, offset in part by decreases in cash used to pay for materials and supplies used in production and research and development efforts, and to pay for salary-related expenses due to the reduction of employees engaged in manufacturing activities as we downsized our manufacturing operations and the termination of employment of several senior employees and executives during fiscal 2013.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2013 was $2.4 million, consisting primarily of a $1.6 million payment in connection with an LED components production line we acquired in July 2013, the purchases of $0.5 million in property, plant and equipment representing primarily the purchases of machinery and equipment and payments for leasehold improvements, and cash used in other investing activities, including placement in restricted time deposit for a government sponsored research and development project, payments for development of intangible assets and placement of refundable deposits for leased properties, in the aggregate amount of $0.3 million.

Net cash used in investing activities for the three months ended November 30, 2012 was $3.9 million, consisting primarily of our $2.9 million investment in High Power Optoelectronics, Inc., the purchases of $1.7 million in property, plant and equipment representing primarily the purchases of machinery and equipment, and payments for development of intangible assets of $0.1 million. These were offset in part by proceeds from the sales of short-term investments of $0.5 million, which consisted of time deposits with initial maturities of greater than three months, and return of our investment in a joint venture entity, SS Optoelectronics Co., Ltd., of $0.3 million.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2013 was $0.6 million, consisting primarily of payments on long-term debt of $0.6 million and payments on lines of credit of $0.2 million, offset in part by proceeds from the draw down on lines of credit of $0.2 million.

Net cash used in financing activities for the three months ended November 30, 2012 was $1.9 million, consisting primarily of payments on lines of credit and long-term debt in the aggregate amount of $1.9 million.

Capital Expenditures

We had capital expenditures of $0.5 million and $1.7 million for the three months November 30, 2013 and 2012, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

As of November 30, 2013, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting standards, including the dates of adoption and estimated effects, if any, on our unaudited interim condensed consolidated financial statements, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report which disclosure is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, styled as Huard v. SemiLEDs Corporation, et al., alleging violations of the U.S. federal securities laws. On July 31, 2013, a second investor filed a complaint, styled as Mohammad v. SemiLEDs Corporation, et al. On September 30, 2013, the Court appointed Mohammad Yasir as lead plaintiff and Pomerantz Grossman Hufford Dahlstrom & Gross LLP as lead counsel. On November 15, 2013, the lead plaintiff filed its Amended Complaint, styled as In re SemiLEDs Corporation Litigation, Civil Action No. 1:13-cv-04776-DLC (S.D.N.Y.). The Amended Complaint alleges one count of violation of Section 10(b) of the Exchange Act and one count of violation of Section 20(a) of the Exchange Act, both arising out of alleged misstatements made by the Company and certain of its current and former officers and directors in connection with the Company’s initial public offering and the Company’s results in the first, second, and third quarter of 2011.

Item 1A.  Risk Factors

Except for the following, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2013 Annual Report.

Our ongoing cost reduction efforts may not be effective, might have unintended consequences, and could negatively impact our business.

During the first quarter of our fiscal 2014, we initiated actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In connection with the implementation of our cost reduction program, we developed a strategic plan to address areas of our business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment, de-emphasizing LED chips sales (but placing a greater emphasis on the sale of LED components) in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. As part of our continued cost reduction efforts, we recently initiated additional actions, which included the relocation and consolidation of our Sinwu Facility to other of our existing facilities. In connection with the closing and relocation of our Sinwu Facility, we plan to partially build out existing space in the building we own at Chu-Nan, Hsinchu Science Park.

Despite our planning, some cost-cutting measures and our efforts to structure our business to operate in a cost-effective manner could have unexpected negative consequences. For example, the relocation of our Sinwu Facility and the expansion of our Chu-Nan facility are subject to risks such as delays in construction or installation and related technical difficulties in production ramp at the new facilities. In order to succeed in these planned relocation and expansion, we will need to devote capital expenditures as well as the investment of management time and the related resources to successfully execute these plans. This could disrupt our existing business, affect our operating results and distract our management team. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our planned relocation and expansion. Use of capital and management resources that otherwise would have been made available to expand or grow other parts of our business could have material adverse consequences on our results of operations if we fail to manage these planned relocation and expansion successfully. As part of our ongoing cost reduction efforts, we may reduce our work force and experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. While our cost reduction efforts reduced, or are expected to reduce, our operating costs, we cannot be certain that all efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for the initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through November 30, 2013, we had used $28.0 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We also used $7.9 million to acquire and invest in other businesses, and $38.1 million for working capital and other general corporate purposes.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b), except that we no longer expect to use a portion of the proceeds to build a test line and for research and development expenses related to LED chip production based on 6” wafers.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 14, 2014	By:	/s/ Timothy Lin
		Name:	Timothy Lin
		Title:	Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document