Form 10-Q
period 2014-02-28
SemiLEDs Corp
filed 2014-04-14
CIK 1333822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,018,118 shares of common stock, par value $0.0000056 per share, outstanding as of April 7, 2014.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2014

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 28, 2014	August 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,511	$36,272
Accounts receivable, net of allowance for doubtful accounts of $1,499 and $1,616 as of February 28, 2014 and August 31, 2013, respectively	2,472	2,152
Accounts receivable from related parties, net of allowance for doubtful accounts of $1,384 and $1,395 as of February 28, 2014 and August 31, 2013, respectively	120	120
Inventories	10,809	10,500
Prepaid expenses and other current assets	1,975	1,080
Total current assets	36,887	50,124
Property, plant and equipment, net	28,384	30,473
Intangible assets, net	1,481	1,379
Goodwill, net	58	59
Investments in unconsolidated entities	2,220	2,275
Other assets	1,330	1,395
TOTAL ASSETS	$70,360	$85,705
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$2,115	$2,294
Accounts payable	3,854	3,534
Accrued expenses and other current liabilities	4,577	6,825
Deferred income, current portion	51	51
Total current liabilities	10,597	12,704
Long-term debt, excluding current installments	5,145	6,169
Deferred income, net of current portion	314	339
Total liabilities	16,056	19,212
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—32,143 shares authorized; 28,008 shares and 27,761 shares issued and outstanding as of February 28, 2014 and August 31, 2013, respectively	—	—
Additional paid-in capital	170,046	169,114
Accumulated other comprehensive income	5,070	5,557
Accumulated deficit	(120,856)	(108,155)
Total SemiLEDs stockholders’ equity	54,260	66,516
Noncontrolling interests	44	(23)
Total equity	54,304	66,493
TOTAL LIABILITIES AND EQUITY	$70,360	$85,705

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Revenues, net	$4,171	$4,830	$7,588	$11,057
Cost of revenues	7,308	8,183	13,062	17,698
Gross loss	(3,137)	(3,353)	(5,474)	(6,641)
Operating expenses:
Research and development	1,219	1,034	2,345	2,257
Selling, general and administrative	2,263	2,620	4,907	6,283
Total operating expenses	3,482	3,654	7,252	8,540
Loss from operations	(6,619)	(7,007)	(12,726)	(15,181)
Other income (expenses):
Equity in losses from unconsolidated entities, net	(67)	(23)	(130)	(98)
Interest income (expenses), net	(1)	29	(38)	34
Other income, net	52	54	106	106
Foreign currency transaction gains (losses), net	207	766	10	(160)
Total other income (expenses), net	191	826	(52)	(118)
Loss before income taxes	(6,428)	(6,181)	(12,778)	(15,299)
Income tax expense	—	3	—	3
Net loss	(6,428)	(6,184)	(12,778)	(15,302)
Less: Net loss attributable to noncontrolling interests	(19)	(193)	(77)	(388)
Net loss attributable to SemiLEDs stockholders	$(6,409)	$(5,991)	$(12,701)	$(14,914)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.23)	$(0.22)	$(0.46)	$(0.54)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	27,882	27,531	27,833	27,513

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net loss	$(6,428)	$(6,184)	$(12,778)	$(15,302)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(1,006)	(1,675)	(485)	1,040
Comprehensive loss	$(7,434)	$(7,859)	$(13,263)	$(14,262)
Comprehensive loss attributable to noncontrolling interests	$(20)	$(208)	$(75)	$(374)
Comprehensive loss attributable to SemiLEDs stockholders	$(7,414)	$(7,651)	$(13,188)	$(13,888)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2013	27,761	$—	$169,114	$5,557	$(108,155)	$66,516	$(23)	$66,493
Issuance of common stock under equity incentive plans	247	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,048	—	—	1,048	—	1,048
Purchase of common shares in Ning Xiang	—	—	(142)	—	—	(142)	142	—
Dilution gain on equity method investment	—	—	26	—	—	26	—	26
Comprehensive income (loss):
Net loss	—	—	—	—	(12,701)	(12,701)	(77)	(12,778)
Other comprehensive income (loss)	—	—	—	(487)	—	(487)	2	(485)
BALANCE—February 28, 2014	28,008	$—	$170,046	$5,070	$(120,856)	$54,260	$44	$54,304

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,778)	$(15,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,129	4,183
Stock-based compensation expense	1,048	977
Bad debt expense	49	805
Provisions for inventory write-downs	737	1,208
Equity in losses from unconsolidated entities, net	130	98
Income recognized on patents assignment	(26)	(26)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(365)	730
Inventories	(1,182)	1,789
Prepaid expenses and other	(821)	(355)
Accounts payable	529	(792)
Accrued expenses and other current liabilities	(81)	(801)
Net cash used in operating activities	(9,631)	(7,486)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,411)	(2,043)
Purchase of investments	(76)	(2,873)
Payments related to acquisition of business	(2,069)	—
Payments for development of intangible assets	(126)	(266)
Proceeds from sale of short-term investments	—	8,831
Increase in restricted cash	(97)	—
Proceeds from return of investment in unconsolidated entity	—	250
Other investing activities, net	(83)	5
Net cash provided by (used in) investing activities	(3,862)	3,904
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	170	—
Payments on line of credit	(170)	(1,623)
Proceeds from long-term debt	—	1,820
Payments of long-term debt	(1,115)	(490)
Payment of loan from related party	(101)	—
Other financing activities	3	4
Net cash used in financing activities	(1,213)	(289)
Effect of exchange rate changes on cash and cash equivalents	(55)	529
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,761)	(3,342)
CASH AND CASH EQUIVALENTS—Beginning of period	36,272	47,228
CASH AND CASH EQUIVALENTS—End of period	$21,511	$43,886
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$350	$1,487

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly and majority owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED chips and LED components, but lighting products have also become an increasingly important part of the Company’s business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including Taiwan, the United States and China, as well as in Russia in fiscal 2013.

As of February 28, 2014, SemiLEDs had eight wholly owned subsidiaries and an 87% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently take place and where a substantial portion of the assets are held and located. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing, marketing and sales of LED components. As of February 28, 2014, the Company also owned an 87% interest in Ning Xiang, which consisted of a 51% interest acquired in August 2011, an additional 15% interest acquired in April 2013 and an additional 21% interest acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems. In January 2014, the Company established a wholly owned, currently inactive, subsidiary in New Delhi, India.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of February 28, 2014, the statements of operations and comprehensive loss for the three and six months ended February 28, 2014 and 2013, the statement of changes in equity for the six months ended February 28, 2014, and the statements of cash flows for the six months ended February 28, 2014 and 2013. The results for the three or six months ended February 28, 2014 are not necessarily indicative of the results to be expected for the year ending August 31, 2014.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 28, 2014 and August 31, 2013, cash and cash equivalents of the Company consisted of the following (in thousands):

Cash and Cash Equivalents by Location	February 28, 2014	August 31, 2013
United States:
Denominated in U.S. dollars	$7,977	$18,631
Taiwan:
Denominated in U.S. dollars	11,930	16,158
Denominated in New Taiwan dollars	851	445
Denominated in other currencies	218	264
China (including Hong Kong):
Denominated in U.S. dollars	262	345
Denominated in Renminbi	272	428
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$21,511	$36,272

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

Net revenues generated from sales to the top ten customers represented 60% and 49% of the Company’s net revenues for the three and six months ended February 28, 2014, respectively, and 46% and 39% of the Company’s net revenues for the three and six months ended February 28, 2013, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States and China, as well as in Russia in fiscal 2013. Net revenues generated from sales to customers in Taiwan, the United States and China, in the aggregate, accounted for 40% and 49% of the Company’s net revenues for the three and six months ended February 28, 2014, respectively, and 52% and 51% of the Company’s net revenues for the three and six months ended February 28, 2013, respectively. Net revenues generated from sales to customers in Russia accounted for 2% of the Company’s revenues for both the three and six months ended February 28, 2014, and 11% of the Company’s net revenues for both the three and six months ended February 28, 2013.

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

Transactions with noncontrolling interests had the following effect on equity attributable to SemiLEDs stockholders (in thousands):

	Three Months Ended February 28, 2014	Six Months Ended February 28, 2014
Net loss attributable to SemiLEDs stockholders	$(6,409)	$(12,701)
Transfers to noncontrolling interests:
Decrease in SemiLEDs additional paid in capital for purchase of common shares in Ning Xiang	—	(142)
Change from net loss attributable to SemiLEDs stockholders and transfer to noncontrolling interests	$(6,409)	$(12,843)

3. Balance Sheet Components

Inventories

Inventories as of February 28, 2014 and August 31, 2013 consisted of the following (in thousands):

	February 28, 2014	August 31, 2013
Raw materials	$2,216	$2,193
Work in process	2,864	3,865
Finished goods	5,729	4,442
Total	$10,809	$10,500

Inventory write-downs to estimated net realizable values were $550 thousand and $737 thousand for the three and six months ended February 28, 2014, respectively, and $496 thousand and $1,208 thousand for the three and six months ended February 28, 2013, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2014 and August 31, 2013 consisted of the following (in thousands):

	February 28, 2014	August 31, 2013
Buildings and improvements	$14,327	$14,510
Machinery and equipment	66,727	67,109
Leasehold improvements	3,115	3,144
Other equipment	2,696	2,686
Construction in progress	1,699	1,028
Total property, plant and equipment	88,564	88,477
Less: Accumulated depreciation, amortization and impairment	(60,180)	(58,004)
Property, plant and equipment, net	$28,384	$30,473

Intangible Assets

Intangible assets as of February 28, 2014 and August 31, 2013 consisted of the following (in thousands):

	February 28, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	14	$1,201	$205	$996
Acquired technology	5	710	225	485
Total		$1,911	$430	$1,481

	August 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment(1)	Net Carrying Amount
Patents and trademarks	15	$973	$161	$812
Acquired technology	5	719	152	567
Customer relationships	5	1,337	1,337	—
Total		$3,029	$1,650	$1,379

(1)         Includes an impairment charge of $851 thousand recognized in the year ended August 31, 2013 to write down the intangible asset for customer relationships to its fair value of zero before the end of its estimated useful life.

4. Acquisition of Business

In July 2013, the Company, through a wholly owned subsidiary, entered into an agreement with several third parties to acquire an LED production business, which included certain contractual rights, intellectual property, equipment and assets related to the production of LED components, and assumed certain trade and business-related payables. Pursuant to such agreement, the Company entered into an assignment and assumption agreement dated July 31, 2013 to acquire certain equipment and patents used in the manufacturing of LED components, originally executed by one of the foregoing third parties. Total cash consideration for the acquisition amounted to $2,921 thousand. The Company paid $888 thousand in fiscal 2013 and the remaining balance in the amount of $2,069 thousand during the six months ended February 28, 2014. Payments were translated into U.S. dollar at the exchange rates in effect at the time of payment.

5. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 28, 2014 and August 31, 2013 consisted of the following (in thousands, except percentages):

	February 28, 2014		August 31, 2013
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	49%	$249	50%	$289
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	1,971	Various	1,986
Total investments in unconsolidated entities		$2,220		$2,275

There were no dividends received from unconsolidated entities through February 28, 2014.

Equity Method Investments

As of August 31, 2013, the Company and the other investor in SILQ, a joint venture in Malaysia which is engaged in the design, manufacture and sale of lighting fixtures and systems, each owned a 50% equity interest in SILQ. In January 2014, the Company participated in SILQ’s capital increase and contributed $76 thousand. Following the capital increase, the Company’s equity interest in SILQ was diluted from 50% to 49%, and consequently, the Company recognized a gain on dilution of its investment of $26 thousand. The dilution gain was recognized as additional paid in capital in the consolidated statement of changes in equity.

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

The fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments, except for China SemiLEDs which had a zero carrying amount at February 28, 2014, are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

6. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which expire at various dates between January 2015 and December 2020. Lease expense related to these operating leases was $299 thousand and $582 thousand for the three and six months ended February 28, 2014, respectively, and $202 thousand and $404 thousand for the three and six months ended February 28, 2013, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

In January 2014, the Company announced the relocation and consolidation of its manufacturing operations at Sinwu, Taiwan (the “Sinwu Facility”), to other of its existing facilities. The lease term for Sinwu Facility is 10 years, expiring on November 30, 2016. In accordance with the lease agreement, the Company provided a six-month written notice to terminate the lease on July 15, 2014.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of February 28, 2014 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2014	$540
2015	513
2016	433
2017	436
2018	269
Thereafter	216
Total	$2,407

Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $2.6 million and $3.2 million as of February 28, 2014 and August 31, 2013, respectively.

Litigation—The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. On July 10, 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, styled as Huard v. SemiLEDs Corporation, et al., alleging violations of the U.S. federal securities laws. On July 31, 2013, a second investor filed a complaint, styled as Mohammad v. SemiLEDs Corporation, et al. On September 30, 2013, the Court appointed Mohammad Yasir as lead plaintiff and Pomerantz Grossman Hufford Dahlstrom & Gross LLP as lead counsel. On November 15, 2013, the lead plaintiff filed its Amended Complaint, styled as In re SemiLEDs Corporation Litigation, Civil Action No. 1:13-cv-04776-DLC (S.D.N.Y.). The Amended Complaint alleged one count of violation of Section 10(b) of the Exchange Act and one count of violation of Section 20(a) of the Exchange Act, both arising out of alleged misstatements made by the Company and certain of its current and former officers and directors in connection with the Company’s initial public offering and the Company’s results in the first, second, and third quarter of 2011. On February 20, 2014, the plaintiffs filed a notice of voluntary dismissal of the action. On February 21, 2014, the Court signed the notice of dismissal and the case was closed. There were no material pending legal proceedings and claims as of February 28, 2014.

7. Stock-based Compensation

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

A total of 3,849 thousand shares of common stock was reserved for issuance under the 2005 Plan and 2010 Plan. As of February 28, 2014 and August 31, 2013, SemiLEDs had reserved 2,008 thousand and 2,654 thousand shares of common stock for issuance under the equity incentive plans. In January 2014, SemiLEDs’ board of directors approved an amendment to the 2010 Plan that, subject to stockholders approval, increases the number of shares authorized for issuance under the plan by an additional 2,500 thousand shares.

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

A summary of the stock-based compensation expense for the three and six months ended February 28, 2014 and 2013 was as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Cost of revenues	$195	$259	$390	$442
Research and development	111	137	222	231
Selling, general and administrative	209	245	436	304
	$515	$641	$1,048	$977

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Stock units and stock options to purchase common stock	645	253	709	320

9. Income Taxes

The Company’s loss before income taxes for the three and six months ended February 28, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
U.S. operations	$(425)	$(601)	$(988)	$(1,294)
Foreign operations	(6,003)	(5,580)	(11,790)	(14,005)
Loss before income taxes	$(6,428)	$(6,181)	$(12,778)	$(15,299)

Unrecognized Tax Benefits

As of February 28, 2014 and August 31, 2013, the Company had unrecognized tax benefits related to tax positions taken in prior periods of $144 thousand and $145 thousand, respectively. The entire amount of the unrecognized tax benefits would impact the Company’s effective tax rate if recognized. The impact would be offset by an adjustment to the valuation allowance.

Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2013 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Related-Party Transactions

In April 2013, a majority owned subsidiary entered into a one-year unsecured NT dollar denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. The loan bears a fixed interest rate of 3% per annum. Management believes that the terms of this transaction are at current market rates and would not have been any different had it been negotiated with an independent third party. In January 2014, the subsidiary made a partial payment of $0.1 million on the principal loan amount. As of February 28, 2014 and August 31, 2013, amounts due to related parties of $0.1 million and $0.2 million, respectively, were recorded in other current liabilities.

11. Subsequent Event

At the 2014 annual meeting held on April 10, 2014 (Taiwan time), SemiLEDs’ stockholders approved an amendment to the 2010 Equity Incentive Plan, or the 2010 Plan as described in Note 7 above, that increases the number of shares authorized for issuance under the plan by an additional 2.5 million shares, and an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 75 million shares with a par value of $0.0000056 per share.

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

•                                Adverse development in those selected markets, including Taiwan, the United States and China, where our revenues are concentrated.

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

•                                Fluctuations in the exchange rate among the U.S. dollar, the New Taiwan, or NT, dollar, the Japanese Yen and other currencies in which our sales, raw materials and component purchases and capital expenditures are denominated.

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

•                                The costs and other effects of litigation.

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

We sell blue, white, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States and China, as well as in Russia in fiscal 2013. We also sell our new “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Our lighting products customers consist primarily of original design manufacturers of lighting products and the end-users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging process, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing, marketing and sales of LED components. As of February 28, 2014, we also owned an 87% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which consisted of a 51% interest that we acquired in August 2011, an additional 15% interest that we acquired in April 2013, and an additional 21% interest that we acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems.

We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of February 28, 2014, we owned a 49% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. Originally, we and the other investor each owned a 50% equity interest in the joint venture. In January 2014, we participated in SILQ’s capital increase and contributed $76 thousand. Following this capital increase, our equity interest in SILQ was diluted from 50% to 49%. In April 2014, we sold part of our equity interest in SILQ to the other investor in SILQ for a cash consideration of $114 thousand and invested the proceeds from the sale in SILQ’s capital increase. Upon consummation of the sale, our equity interest in SILQ was reduced from 49% to 33%.

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

•                                Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4” wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4” wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have had limited impact on our gross profit, as we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips, starting in the fourth quarter of our fiscal 2011 and continuing through the second quarter of our fiscal 2014, and must absorb a high level of fixed cost, such as depreciation. While we continue to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED development and production equipment if we are to grow.

•                                Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. During the fourth quarter of our fiscal 2012, we introduced our new EV LED product series, capable of operating at a higher junction temperature and with higher thermal endurance, as well as our new ceramic LED component products, the C35 emitters, that incorporates the EV chip and also offers customers greater flexibility in making color choices. In June 2013, we expanded our UV LED product portfolio with the launch of mid- and high-power product series designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. We also broadened our LED components portfolio through an acquisition in July 2013. In November 2013, we announced the launch of our new compact multi-color LED component that integrates our vertical LED structure, white color chip and ceramic packaging technologies, which offers our customers easy color mixing and higher integration that simplifies the design of lighting fixtures and reduces the number of LED components used. In March 2014, we announced our new EV-W series of white LED chips, which allows our customers to eliminate phosphor application from the packaging process, and improves color precision and uniformity. Our near-term success will depend upon how attractive these products are to our customers versus competitors’ offerings and our customers’ willingness and promptness in qualifying our new products.

•                                General economic conditions and geographic concentration.  Many countries including the United States and the European Union members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China, as well as in Russia in fiscal 2013. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the banking crisis in Cyprus in March 2013 on the Russian economy, which have led to reduced and/or delayed purchases of our products by these customers. The recent sanctions imposed by the United States and European Union against Russia over the Ukrainian crisis could also have a negative impact on our sales and results of operations. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three and six months ended February 28, 2014, sales to our three largest customers, in the aggregate, accounted for 45% and 29% of our revenues, respectively.

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

Recent Developments

Beginning in our fiscal 2014, in response to challenging business conditions and to improve our overall cost competitiveness and cash flow generation, we have initiated actions to accelerate operating cost reductions and improve operational efficiencies. In January 2014, as part of our continued cost reduction efforts, we announced the relocation and consolidation of our manufacturing operations at Sinwu, Taiwan, or Sinwu Facility, to other of our existing facilities. In accordance with the lease agreement with Luxxon Technology Corporation for our Sinwu Facility, we provided a six-month written notice to terminate the lease on July 15, 2014. In connection with the closing and relocation of our Sinwu Facility, we are currently building out existing space in the building we own at Chu-Nan, Hsinchu Science Park. We expect to devote capital expenditures to expand our Chu-Nan facility and incur costs and expenses associated with these planned activities in the near term. We expect to substantially complete these activities in the fourth quarter of our fiscal 2014.

In February 2014, the putative class action lawsuit against us and certain of our current and former officers and directors was voluntarily dismissed without prejudice.

In March 2014, we announced our new EV-W series of white LED chips, which allows our customers to eliminate phosphor application from the packaging process, and improves color precision and uniformity.

At the 2014 annual meeting held on April 10, 2014 (Taiwan time), our stockholders approved an amendment to the 2010 Equity Incentive Plan that increases the number of shares authorized for issuance under the plan by an additional 2.5 million shares, and an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 75 million shares with a par value of $0.0000056 per share.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the six months ended February 28, 2014 as compared to those disclosed in our 2013 Annual Report.

Exchange Rate Information

We are a Delaware corporation and, under SEC requirements, must report our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. At the same time, our subsidiaries use the local currency as their functional currency. For example, the functional currency for Taiwan SemiLEDs is the NT dollar. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, and income and expense accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded to a separate component of accumulated other comprehensive income (loss). Any gains and losses from transactions denominated in currencies other than their functional currencies are recognized in the consolidated statements of operations as a separate component of other income (expense). Due to exchange rate fluctuations, such translated amounts may vary from quarter to quarter even in circumstances where such amounts have not materially changed when denominated in their functional currencies.

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On August 30, 2013, the exchange rate was 29.93 NT dollars to one U.S. dollar. On February 27, 2014, the exchange rate was 30.30 NT dollars to one U.S. dollar. On April 7, 2014, the exchange rate was 30.24 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2012	29.86	30.68	28.95	29.93
Fiscal 2013	29.57	30.20	28.95	29.93
September 2013	29.68	29.83	29.54	29.57
October 2013	29.41	29.51	29.36	29.40
November 2013	29.52	29.61	29.40	29.59
December 2013	29.73	30.00	29.56	29.81
January 2014	30.11	30.38	29.92	30.29
February 2014	30.30	30.34	30.24	30.30
March 2014	30.39	30.60	30.24	30.47
April 2014 (through April 7, 2014)	30.29	30.36	30.24	30.24

(1)                                 Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013

	Three Months Ended February 28,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$2,117	51%	$1,744	36%	$373	21%
LED components	1,260	30%	1,837	38%	(577)	(31)%
Lighting products	704	17%	976	20%	(272)	(28)%
Other revenues	90	2%	273	6%	(183)	(67)%
Total revenues, net	4,171	100%	4,830	100%	(659)	(14)%
Cost of revenues	7,308	175%	8,183	169%	(875)	(11)%
Gross loss	$(3,137)	(75)%	$(3,353)	(69)%	$216	(6)%

Revenues, net

Our revenues decreased by approximately 14% from $4.8 million for the three months ended February 28, 2013 to $4.2 million for the three months ended February 28, 2014. The $0.7 million decrease in revenues reflects a $0.6 million decrease in revenues attributable to the sales of LED components, a $0.3 million decrease in revenues attributable to the sales of lighting products and a $0.2 million decrease in other revenues, offset in part by a $0.4 million increase in revenues attributable to the sales of LED chips.

Revenues attributable to the sales of our LED chips represented 51% and 36% of our revenues for the three months ended February 28, 2014 and 2013, respectively. The increase in revenues attributable to the sales of LED chips was due to a 2.1-fold increase in the volume of LED chips sold, driven primarily by customer demand for a category of new lower-priced LED chips. The volume increase, however, was offset in part by a 60% decrease in the average selling price of LED chips, primarily reflecting our sales of the lower-priced LED chips.

Revenues attributable to the sales of our LED components represented 30% and 38% of our revenues for the three months ended February 28, 2014 and 2013, respectively. The decrease in revenues attributable to the sales of LED components was due to a 46% decrease in the volume of LED components sold, offset in part by a 30% increase in the average selling price of LED components. The volume of LED components sold decreased primarily due to a continued slowdown in demand for a category of older generation products in our LED components portfolio and a decline in sales of a category of lower-priced LED components that we sell particularly to distributor customers. In addition, continued weak economic, political and market conditions in Russia, a target market previously significant to us, have also led to reduced purchases of our products by some of our customers. The average selling price of LED components was 30% higher primarily due to a shift in our product mix to a reduced proportion of the lower-priced LED components for the three months ended February 28, 2014.

Revenues attributable to the sales of lighting products represented 17% and 20% of our revenues for the three months ended February 28, 2014 and 2013, respectively. Revenues attributable to the sales of lighting products was higher for the three months ended February 28, 2013 primarily due to project-based orders for LED lights products.

Other revenues for the three months ended February 28, 2013 consisted primarily of revenues attributable to the sales of scrap materials and third party ancillary equipment that we sold along with our LED products.

Cost of Revenues

Our cost of revenues decreased by 11% from $8.2 million for the three months ended February 28, 2013 to $7.3 million for the three months ended February 28, 2014. The decrease in cost of revenues was primarily due to lower sales for the three months ended February 28, 2014, and in particular, as a result of lower sales volume for our LED components. The decrease, however, was offset in part by a $0.7 million increase in excess capacity charges for our LED chips and LED components. Factory utilization for our LED components, in particular, was lower as a result of lower sales and because we have not ramped up the manufacturing and commercial production of the additional LED components production line we acquired in July 2013. Inventory write-downs increased from $0.5 million for the three months ended February 28, 2013 to $0.6 million for the three months ended February 28, 2014.

Gross Loss

Our gross loss decreased from a loss of $3.4 million for the three months ended February 28, 2013 to a loss of $3.1 million for the three months ended February 28, 2014. Our gross margin percentage was negative 75% for the three months ended February 28, 2014, as compared to negative 69% for the three months ended February 28, 2013, primarily as a consequence of the increase in excess capacity charge for our LED components, as more fully described above.

Operating Expenses

	Three Months Ended February 28,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$1,219	29%	$1,034	21%	$185	18%
Selling, general and administrative	2,263	54%	2,620	54%	(357)	(14)%
Total operating expenses	$3,482	83%	$3,654	76%	$(172)	(5)%

Research and development.  Our research and development expenses increased from $1.0 million for the three months ended February 28, 2013 to $1.2 million for the three months ended February 28, 2014. The increase was primarily due to a $0.1 million increase in materials and supplies used in research and development, primarily as a result of more ongoing research and development activities during the three months ended February 28, 2014, and a $0.1 million increase in amortization and depreciation related expenses, primarily due to an additional LED components production line and related technology we acquired in July 2013.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $2.6 million for the three months ended February 28, 2013 to $2.3 million for the three months ended February 28, 2014. The decrease was mainly attributable to a $0.2 million decrease in professional service expenses, mainly legal and advisory services, and a $0.1 million decrease in bad debt expense. We incurred higher legal expenses for the three months ended February 28, 2013, primarily due to our increased use of outside legal counsel to assist with general corporate legal matters. Our advisory expenses were also higher for the three months ended February 28, 2013, primarily due to our hiring of outside consultants to assist in due diligence review and valuation services. Bad debt expense for the three months ended February 28, 2014 was not significant, as compared to bad debt expense of $0.1 million for the three months ended February 28, 2013, which was related to a single customer. We have ceased making sales to this customer and initiated legal action to recover the amount due.

Other Income (Expenses)

	Three Months Ended February 28,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Equity in losses from unconsolidated entity, net	$(67)	(2)%	$(23)	(0)%
Interest income (expense), net	(1)	(0)%	29	1%
Other income, net	52	1%	54	1%
Foreign currency transaction gains, net	207	5%	766	16%
Total other income, net	$191	5%	$826	17%

Equity in losses from unconsolidated entity, net.  Net losses from unconsolidated entity consisted of our portion of the net losses from SILQ. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

Foreign currency transaction gains, net.  We recognized net foreign currency transaction gains of $0.2 million and $0.8 million for the three months ended February 28, 2014 and 2013, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense

	Three Months Ended February 28,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Income tax expense	$—	—	$3	0%

Although we incurred a loss before income taxes for the three months ended February 28, 2014, we did not recognize any related income tax benefits. Our effective tax rate is estimated to be approximately zero for fiscal 2014, since it is expected that Taiwan SemiLEDs, our primary operating subsidiary, will continue to incur losses, and because we provide a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

Despite a loss before income taxes, we recognized income tax expense of $3 thousand for the three months ended February 28, 2013 for a subsidiary in Taiwan, which is subject to a corporate income tax rate of 17%. Our effective tax rate was approximately zero for fiscal 2013, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended February 28,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(19)	(0)%	$(193)	(4)%

Net loss attributable to noncontrolling interests was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, and reduced to 13% beginning in November 2013.

Six Months Ended February 28, 2014 Compared to the Six Months Ended February 28, 2013

	Six Months Ended February 28,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$3,092	41%	$3,553	32%	$(461)	(13)%
LED components	2,447	32%	4,270	39%	(1,823)	(43)%
Lighting products	1,931	25%	2,313	21%	(382)	(17)%
Other revenues	118	2%	921	8%	(803)	(87)%
Total revenues, net	7,588	100%	11,057	100%	(3,469)	(31)%
Cost of revenues	13,062	172%	17,698	160%	(4,636)	(26)%
Gross loss	$(5,474)	(72)%	$(6,641)	(60)%	$1,167	(18)%

Revenues, net

Our revenues decreased by approximately 31% from $11.1 million for the six months ended February 28, 2013 to $7.6 million for the six months ended February 28, 2014. The $3.5 million decrease in revenues reflects a $1.8 million decrease in revenues attributable to the sales of LED components, a $0.8 million decrease in other revenues, a $0.5 million decrease in revenues attributable to the sales of LED chips and a $0.4 million decrease in revenues attributable to the sales of lighting products.

Revenues attributable to the sales of our LED chips represented 41% and 32% of our revenues for the six months ended February 28, 2014 and 2013, respectively. For the six months ended February 28, 2014, the average selling price of our LED chips was 63% lower as compared to the six months ended February 28, 2013, reflecting primarily our sales of a significant volume of a category of new lower-priced LED chips in the second quarter of fiscal 2014. The volume of LED chips sold for the six months ended February 28, 2014 was 1.4-fold higher than for the six months ended February 28, 2013, primarily reflecting our sales of the lower-priced LED chips, offset in part by a decrease in the volume of LED chips sold in selected markets as a result of our strategic shift to de-emphasize LED chips sales in markets where pricing pressure is significant, such as the general illumination and backlighting market segments. This strategy did not have a positive impact on our revenues for the six months ended February 28, 2014 primarily because our targeted niche LED markets have smaller volume demand.

Revenues attributable to the sales of our LED components represented 32% and 39% of our revenues for the six months ended February 28, 2014 and 2013, respectively. The decrease in revenues attributable to sales of LED components was due to a 54% decrease in the volume of LED components sold, offset in part by a 26% increase in the average selling price of LED components. The volume of LED components sold decreased primarily due to a continued slowdown in demand for a category of older generation products in our LED components portfolio and a decline in sales of a category of lower-priced LED components that we sell particularly to distributor customers. In addition, continued weak economic, political and market conditions in Russia, a target market previously significant to us, have also led to reduced purchases of our products by some of our customers. The average selling price of LED components was 26% higher primarily due to a shift in our product mix to a reduced proportion of the lower-priced LED components for the six months ended February 28, 2014.

Revenues attributable to the sales of lighting products represented 25% and 21% of our revenues for the six months ended February 28, 2014 and 2013, respectively. Revenues attributable to the sales of lighting products was higher for the six months ended February 28, 2013 primarily due to project-based orders for LED lights products. The decrease in revenues attributable to the sales of lighting products was also due to reduced sales reported by Ning Xiang, primarily as a result of increased competition from competitors based in China.

Other revenues for the six months ended February 28, 2013 consisted primarily of revenues attributable to the sales of scrap materials and third party ancillary equipment that we sold along with our LED products, and the provision of services.

Cost of Revenues

Our cost of revenues decreased by 26% from $17.7 million for the six months ended February 28, 2013 to $13.1 million for the six months ended February 28, 2014. The decrease in cost of revenues was primarily due to lower sales for the six months ended February 28, 2014, and decreases in inventory valuation adjustments for both our LED chips and LED components. The decreases, however, were offset in part by a $0.8 million increase in excess capacity charge, primarily for our LED components, as a result of lower sales and because we have not ramped up the manufacturing and commercial production of the additional LED components production line we acquired in July 2013. Inventory write-downs decreased from $1.2 million for the six months ended February 28, 2013 to $0.7 million for the six months ended February 28, 2014.

Gross Loss

Our gross loss decreased from a loss of $6.6 million for the six months ended February 28, 2013 to a loss of $5.5 million for the six months ended February 28, 2014. Our gross margin percentage was negative 72% for the six months ended February 28, 2014, as compared to negative 60% for the six months ended February 28, 2013, primarily as a consequence of the increase in excess capacity charges for our LED components, as more fully described above.

Operating Expenses

	Six Months Ended February 28,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$2,345	31%	$2,257	20%	$88	4%
Selling, general and administrative	4,907	65%	6,283	57%	(1,376)	(22)%
Total operating expenses	$7,252	96%	$8,540	77%	$(1,288)	(15)%

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $6.3 million for the six months ended February 28, 2013 to $4.9 million for the six months ended February 28, 2014. The decrease was mainly attributable to a $0.9 million decrease in bad debt expense and a $0.5 million decrease in expenses for professional services, including legal, advisory and financial reporting related services. We reported income from the collection of previously written off receivables of $0.1 million for the six months ended February 28, 2014, as compared to bad debt expense of $0.8 million, which was primarily attributable to several customers. We have ceased making sales to these customers and initiated legal action to recover the amount due from one of these customers. We incurred higher professional service expenses for legal and advisory services for the six months ended February 28, 2013, primarily due to our increased use of outside legal counsel to assist with general corporate legal matters, higher legal expenses associated with patents, and our hiring of outside consultants to assist in due diligence review and valuation services. We also incurred a higher financial reporting costs associated with our annual meeting for the six months ended February 28, 2013, primarily because the 2013 annual meeting was held earlier in February 2013.

Other Income (Expenses)

	Six Months Ended February 28,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Equity in losses from unconsolidated entities, net	$(130)	(2)%	$(98)	(1)%
Interest income (expense), net	(38)	(1)%	34	0%
Other income, net	106	1%	106	1%
Foreign currency transaction gains (losses), net	10	0%	(160)	(1)%
Total other expenses, net	$(52)	(1)%	$(118)	(1)%

Equity in losses from unconsolidated entities, net.  We recognized net losses from unconsolidated entities of $0.1 million for both the six months ended February 28, 2014 and 2013, which was primarily attributable to our portion of the net losses from SILQ. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

Foreign currency transaction gains (losses), net.  We recognized a net foreign currency transaction gain of $10 thousand for the six months ended February 28, 2014, primarily because the changes in the exchange rate between the U.S. dollar and the NT dollar on bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary was not significant, as compared to a net foreign currency transaction loss of $0.2 million for the six months ended February 28, 2013, primarily due to the depreciation of the U.S. dollar against the NT dollar on such deposits.

Income Tax Expense

	Six Months Ended February 28,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Income tax expense	$—	—	$3	0%

Although we incurred a loss before income taxes for the six months ended February 28, 2014, we did not recognize any related income tax benefits. Our effective tax rate is estimated to be approximately zero for fiscal 2014, since it is expected that Taiwan SemiLEDs, our primary operating subsidiary, will continue to incur losses, and because we provide a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

Despite a loss before income taxes, we recognized income tax expense of $3 thousand for the six months ended February 28, 2013 for a subsidiary in Taiwan, which is subject to a corporate income tax rate of 17%. Our effective tax rate was approximately zero for fiscal 2013, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Six Months Ended February 28,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(77)	(1)%	$(388)	(4)%

We recognized net losses attributable to noncontrolling interests of $0.1 million and $0.4 million for the six months ended February 28, 2014 and 2013, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, and reduced to 13% beginning in November 2013.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of February 28, 2014 and August 31, 2013, we had cash and cash equivalents of $21.5 million and $36.3 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and money market funds.

We have utilized operating lines of credit with certain banks to fulfill our short-term financing needs. We had the following credit facilities with certain banks which provided for approximately $3.0 million in the aggregate borrowing capacity as of August 31, 2013:

•                          A one-year NT dollar denominated revolving credit facility entered into by our majority owned subsidiary in May 2013, which expired in January 2014, providing for approximately $1.0 million. Subsequent to February 28, 2014, we renewed the credit facility with the bank for another year.

•                          An unsecured NT dollar denominated revolving credit facility, which expired in October 2013, providing for approximately $2.0 million.

We had no amount outstanding under these credit facilities as of both February 28, 2014 and August 31, 2013.

In April 2013, our majority owned subsidiary entered into a one-year unsecured NT dollar denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. In January 2014, the subsidiary made a partial payment of $0.1 million on the principal loan amount. As of February 28, 2014 and August 31, 2013, amounts due to the related party of $0.1 million and $0.2 million, respectively, were recorded in other current liabilities.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $7.3 million and $8.5 million as of February 28, 2014 and August 31, 2013, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of both February 28, 2014 and August 31, 2013, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of February 28, 2014, our outstanding balance on this note payable was approximately $1.5 million.

•                          The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014 and, as of February 28, 2014, our outstanding balance on this note payable was approximately $0.2 million.

•                          The third note payable requires monthly payments of principal and interest in the amount of $27 thousand over the five-year term of the note with final payment to occur in May 2015 and, as of February 28, 2014, our outstanding balance on this note payable was approximately $0.4 million.

•                          The fourth note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of February 28, 2014, our outstanding balance on this note payable was approximately $2.3 million.

•                          The fifth note payable requires monthly payments of principal and interest in the amount of $112 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of February 28, 2014, our outstanding balance on this note payable was approximately $2.8 million.

Property, plant and equipment pledged as collateral for our notes payable were $9.2 million and $13.9 million as of February 28, 2014 and August 31, 2013, respectively.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $43.7 million and $49.5 million during the years ended August 31, 2013 and 2012, respectively. For the six months ended

February 28, 2014, net loss attributable to SemiLEDs stockholders was $12.7 million. We believe that, based on our current level of operations and spending needs, our current level of cash and cash equivalents and available borrowing capacity will satisfy our cash requirements for at least the next 12 months. However, if we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended February 28,
	2014	2013
Net cash used in operating activities	$(9,631)	$(7,486)
Net cash provided by (used in) investing activities	$(3,862)	$3,904
Net cash used in financing activities	$(1,213)	$(289)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended February 28, 2014 and 2013 was $9.6 million and $7.5 million, respectively. Cash used in operating activities for the six months ended February 28, 2014 was $2.1 million higher, primarily due to a decrease in cash collected from customers, as revenues were $3.5 million lower for the six months ended February 28, 2014 than for the six months ended February 28, 2013, offset in part by decreases in cash used to pay for materials and supplies used in production.

Cash Flows Provided By (Used In) Investing Activities

Net cash used in investing activities for the six months ended February 28, 2014 was $3.9 million, consisting primarily of the final payment of $2.1 million for the LED components production line we acquired in July 2013, the purchases of $1.4 million in property, plant and equipment representing primarily the purchases of machinery and equipment and payments for the build out of our manufacturing facility and leasehold improvements, and cash used in other investing activities, including the payments for development of intangible assets, placement in restricted time deposit for a government sponsored research and development project, our investment in SILQ and placement of refundable deposits for leased properties, in the aggregate amount of $0.4 million.

Net cash provided by investing activities for the six months ended February 28, 2013 was $3.9 million, consisting primarily of proceeds from the sales of short-term investments of $8.8 million and return of our investment in a joint venture entity, SS Optoelectronics Co., Ltd. of $0.3 million. Short-term investments consisted of time deposits with initial maturities of greater than three months. These were offset in part by our $2.9 million investment in High Power Optoelectronics, Inc., the purchases of $2.0 million in property, plant and equipment representing primarily the purchases of machinery and equipment, and payments for the development of intangible assets of $0.3 million.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the six months ended February 28, 2014 was $1.2 million, consisting primarily of payments on long-term debt of $1.1 million, payments on lines of credit of $0.2 million and payment of loan from related party of $0.1 million, offset in part by proceeds from the draw down on lines of credit of $0.2 million.

Net cash used in financing activities for the six months ended February 28, 2013 was $0.3 million, consisting primarily of payments on lines of credit of $1.6 million and long-term debt of $0.5 million, offset in part by proceeds from the issuance of long-term debt of $1.8 million.

Capital Expenditures

We had capital expenditures of $1.4 million and $2.0 million for the six months February 28, 2014 and 2013, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

As of February 28, 2014, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Accounting Changes and Recent Accounting Pronouncements

Presentation of Certain Unrecognized Tax Benefits—In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss, or tax credit carryforward, rather than as a liability, when: (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction; and (2) the entity intends to use the deferred tax asset for that purpose. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. This ASU is effective for us beginning in the first quarter of fiscal 2015. We have elected not to early adopt this ASU.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 28, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 28, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, styled as Huard v. SemiLEDs Corporation, et al., alleging violations of the U.S. federal securities laws. On July 31, 2013, a second investor filed a complaint, styled as Mohammad v. SemiLEDs Corporation, et al. On September 30, 2013, the Court appointed Mohammad Yasir as lead plaintiff and Pomerantz Grossman Hufford Dahlstrom & Gross LLP as lead counsel. On November 15, 2013, the lead plaintiff filed its Amended Complaint, styled as In re SemiLEDs Corporation Litigation, Civil Action No. 1:13-cv-04776-DLC (S.D.N.Y.). The Amended Complaint alleged one count of violation of Section 10(b) of the Exchange Act and one count of violation of Section 20(a) of the Exchange Act, both arising out of alleged misstatements made by the Company and certain of its current and former officers and directors in connection with the Company’s initial public offering and the Company’s results in the first, second, and third quarter of 2011. On February 20, 2014, the plaintiffs filed a notice of voluntary dismissal of the action. On February 21, 2014, the court signed the notice of dismissal and the case was closed.

Item 1A.  Risk Factors

Except for the following, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2013 Annual Report.

Our ongoing cost reduction efforts may not be effective, might have unintended consequences, and could negatively impact our business.

During the first quarter of our fiscal 2014, we initiated actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In connection with the implementation of our cost reduction program, we developed a strategic plan to address areas of our business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment, de-emphasizing LED chips sales (but placing a greater emphasis on the sale of LED components) in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. In January 2014, as part of our continued cost reduction efforts, we announced the relocation and consolidation of our Sinwu Facility to other of our existing facilities. In connection with the closing and relocation of our Sinwu Facility, we are currently building out existing space in the building we own at Chu-Nan, Hsinchu Science Park.

Despite our planning, some cost-cutting measures and our efforts to structure our business to operate in a cost-effective manner could have unexpected negative consequences. For example, the relocation of our Sinwu Facility and the expansion of our Chu-Nan facility are subject to risks such as delays in construction or installation and related technical difficulties in production ramp at the new facilities. In order to succeed in this planned relocation and expansion, we will need to devote capital expenditures as well as the investment of management time and the related resources to successfully execute these plans. This could disrupt our existing business, affect our operating results and distract our management team. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our planned relocation and expansion. Use of capital and management resources that otherwise would have been made available to expand or grow other parts of our business could have material adverse consequences on our results of operations if we fail to manage these planned relocation and expansion successfully. As part of our ongoing cost reduction efforts, we may reduce our work force and experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. While our cost reduction efforts reduced, or are expected to reduce, our operating costs, we cannot be certain that all efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future.

Sales of our products are concentrated in a few select markets. Adverse developments in these markets could have a material and disproportionate impact on us.

Our revenues are highly concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong), as well as in Russia in fiscal 2013. Net revenues generated from sales to customers in Taiwan, the United States and

China (including Hong Kong) accounted for 54% of our revenues for the year ended August 31, 2013, and 49% for the six months ended February 28, 2014. Net revenues generated from sales to customers in Russia accounted for 9% of our revenues for the year ended August 31, 2013, and 2% for the six months ended February 28, 2014. As a result of our revenues concentration in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the banking crisis in Cyprus in March 2013 on the Russian economy, which have led to reduced and/or delayed purchases of our products by these customers. Furthermore, the reduction in LED street and tunnel lighting projects financed by the Chinese government and aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. In March 2014, as a result of Russia’s military intervention in Ukraine and annexation of Crimea, the United States and European Union have imposed sanctions on certain individuals and one financial institution and have proposed to use broader economic sanctions. If the United States and European Union were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies, our business, financial condition and results of operations could be adversely affected. Any unfavorable economic or market conditions could have a negative impact on our sales and profitability in such jurisdictions.

We derive a significant portion of our revenues from a limited number of customers, including distributor customers, and generally do not enter into long-term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers, or the failure by one of these customers to pay, could adversely affect our operating results and financial condition.

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the year ended August 31, 2013, our top ten customers collectively accounted for 35% of our revenues, and 49% for the six months ended February 28, 2014. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the year ended August 31, 2013, sales to our three largest customers, in the aggregate, accounted for 14% of our revenues, and 29% for the six months ended February 28, 2014. Sales to one customer accounted for 22% of our revenues for the six months ended February 28, 2014.

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

We may by exposed to litigation, which could adversely affect our financial condition and results of operations.

In the ordinary course of our business, we may be exposed to general commercial claims related to the conduct of our business, class action lawsuits, employment claims and other litigation claims. For example, in July 2013, we, and certain of our current and former officers and directors, were the subjects of a number of purported class action lawsuits and derivative lawsuits. These cases were closed and dismissed without prejudice in February 2014. Any such litigation, whether with or without merit, could result in significant costs. In addition, members of our senior management may be required to divert significant attention and resources to these matters, reducing the time, attention and resources they have available to devote to managing our business. These additional expenses and diversion of attention and resources, along with any reputational issues raised by these lawsuits, may have a material negative impact on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for the initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through February 28, 2014, we had used $28.9 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, purchase additional reactors and other manufacturing equipment and pay for leasehold improvements. We also used $8.4 million to acquire and invest in other businesses, and $43.3 million for working capital and other general corporate purposes.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 14, 2014	By:	/s/ Timothy Lin
		Name:	Timothy Lin
		Title:	Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document