Form 10-Q
period 2014-05-31
SemiLEDs Corp
filed 2014-07-15
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,424,493 shares of common stock, par value $0.0000056 per share, outstanding as of July 7, 2014.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31, 2014	August 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,084	$36,272
Accounts receivable, net of allowance for doubtful accounts of $1,471 and $1,616 as of May 31, 2014 and August 31, 2013, respectively	2,851	2,152
Accounts receivable from related parties, net of allowance for doubtful accounts of $1,393 and $1,395 as of May 31, 2014 and August 31, 2013, respectively	47	120
Inventories	9,756	10,500
Prepaid expenses and other current assets	1,597	1,080
Total current assets	30,335	50,124
Property, plant and equipment, net	27,329	30,473
Intangible assets, net	1,556	1,379
Goodwill, net	59	59
Investments in unconsolidated entities	2,239	2,275
Other assets	1,134	1,395
TOTAL ASSETS	$62,652	$85,705
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$2,060	$2,294
Accounts payable	2,555	3,534
Accrued expenses and other current liabilities	4,223	6,825
Deferred income, current portion	51	51
Total current liabilities	8,889	12,704
Long-term debt, excluding current installments	4,673	6,169
Deferred income, net of current portion	301	339
Total liabilities	13,863	19,212
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares and 32,143 shares authorized; 28,424 shares and 27,761 shares issued and outstanding as of May 31, 2014 and August 31, 2013, respectively	—	—
Additional paid-in capital	170,538	169,114
Accumulated other comprehensive income	5,485	5,557
Accumulated deficit	(127,261)	(108,155)
Total SemiLEDs stockholders’ equity	48,762	66,516
Noncontrolling interests	27	(23)
Total equity	48,789	66,493
TOTAL LIABILITIES AND EQUITY	$62,652	$85,705

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Revenues, net	$4,615	$3,526	$12,203	$14,583
Cost of revenues	7,408	8,083	20,470	25,781
Gross loss	(2,793)	(4,557)	(8,267)	(11,198)
Operating expenses:
Research and development	1,025	1,146	3,370	3,403
Selling, general and administrative	2,530	2,171	7,437	8,454
Goodwill impairment (Note 3)	—	1,077	—	1,077
Impairment of long-lived assets (Note 3)	—	851	—	851
Total operating expenses	3,555	5,245	10,807	13,785
Loss from operations	(6,348)	(9,802)	(19,074)	(24,983)
Other income (expenses):
Impairment loss on investment (Note 5)	—	(1,885)	—	(1,885)
Equity in losses from unconsolidated entities, net	(22)	(74)	(152)	(172)
Interest income (expenses), net	(23)	(25)	(61)	9
Other income, net	53	52	159	158
Foreign currency transaction gains (losses), net	(81)	350	(71)	190
Total other expenses, net	(73)	(1,582)	(125)	(1,700)
Loss before income taxes	(6,421)	(11,384)	(19,199)	(26,683)
Income tax expense	—	—	—	3
Net loss	(6,421)	(11,384)	(19,199)	(26,686)
Less: Net loss attributable to noncontrolling interests	(16)	(431)	(93)	(819)
Net loss attributable to SemiLEDs stockholders	$(6,405)	$(10,953)	$(19,106)	$(25,867)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.23)	$(0.40)	$(0.68)	$(0.94)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	28,441	27,710	28,039	27,579

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net loss	$(6,421)	$(11,384)	$(19,199)	$(26,686)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	414	(644)	(71)	396
Comprehensive loss	$(6,007)	$(12,028)	$(19,270)	$(26,290)
Comprehensive loss attributable to noncontrolling interests	$(17)	$(435)	$(92)	$(809)
Comprehensive loss attributable to SemiLEDs stockholders	$(5,990)	$(11,593)	$(19,178)	$(25,481)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total SemiLEDs Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2013	27,761	$—	$169,114	$5,557	$(108,155)	$66,516	$(23)	$66,493
Issuance of common stock under equity incentive plans	663	—	10	—	—	10	—	10
Stock-based compensation	—	—	1,530	—	—	1,530	—	1,530
Purchase of common shares in Ning Xiang	—	—	(142)	—	—	(142)	142	—
Dilution gain on equity method investment	—	—	26	—	—	26	—	26
Comprehensive income (loss):
Net loss	—	—	—	—	(19,106)	(19,106)	(93)	(19,199)
Other comprehensive income (loss)	—	—	—	(72)	—	(72)	1	(71)
BALANCE—May 31, 2014	28,424	$—	$170,538	$5,485	$(127,261)	$48,762	$27	$48,789

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,199)	$(26,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,953	6,252
Goodwill impairment	—	1,077
Impairment of long-lived assets	—	851
Impairment loss on investment	—	1,885
Stock-based compensation expense	1,530	1,497
Bad debt expense	89	805
Provisions for inventory write-downs	1,618	2,263
Equity in losses from unconsolidated entities, net	152	172
Income recognized on patents assignment	(38)	(38)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(687)	1,533
Inventories	(907)	1,292
Prepaid expenses and other	(161)	(189)
Accounts payable	(740)	209
Accrued expenses and other current liabilities	(377)	(724)
Net cash used in operating activities	(13,767)	(9,801)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,911)	(2,633)
Purchase of investments	(206)	(2,873)
Payments related to acquisition of business	(2,069)	—
Payments for development of intangible assets	(271)	(323)
Proceeds from sale of short-term investments	—	8,831
Proceeds from sale of investment	114	—
Proceeds from return of investment in unconsolidated entity	—	250
Increase in restricted cash	(122)	—
Other investing activities, net	(86)	5
Net cash provided by (used in) investing activities	(4,551)	3,257
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	170	—
Payments on line of credit	(170)	(1,623)
Proceeds from long-term debt	—	2,902
Payments of long-term debt	(1,712)	(951)
Proceeds from (payments of) loan from related party	(201)	204
Acquisition of noncontrolling interests	—	(202)
Other financing activities	12	74
Net cash provided by (used in) financing activities	(1,901)	404
Effect of exchange rate changes on cash and cash equivalents	31	279
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,188)	(5,861)
CASH AND CASH EQUIVALENTS—Beginning of period	36,272	47,228
CASH AND CASH EQUIVALENTS—End of period	$16,084	$41,367
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$279	$1,749

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

As of May 31, 2014, SemiLEDs had eight wholly owned subsidiaries and an 87% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently take place and where a substantial portion of the assets are held and located. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of May 31, 2014, the Company also owned an 87% interest in Ning Xiang, which consisted of a 51% interest acquired in August 2011, an additional 15% interest acquired in April 2013 and an additional 21% interest acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems. In January 2014, the Company established a wholly owned, currently inactive, subsidiary in New Delhi, India.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2014, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2014 and 2013, the statement of changes in equity for the nine months ended May 31, 2014, and the statements of cash flows for the nine months ended May 31, 2014 and 2013. The results for the three or nine months ended May 31, 2014 are not necessarily indicative of the results to be expected for the year ending August 31, 2014.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2014 and August 31, 2013, cash and cash equivalents of the Company consisted of the following (in thousands):

Cash and Cash Equivalents by Location	May 31, 2014	August 31, 2013
United States:
Denominated in U.S. dollars	$7,930	$18,631
Taiwan:
Denominated in U.S. dollars	6,573	16,158
Denominated in New Taiwan dollars	671	445
Denominated in other currencies	255	264
China (including Hong Kong):
Denominated in U.S. dollars	262	345
Denominated in Renminbi	392	428
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$16,084	$36,272

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

Net revenues generated from sales to the top ten customers represented 52% and 47% of the Company’s net revenues for the three and nine months ended May 31, 2014, respectively, and 40% and 36% of the Company’s net revenues for the three and nine months ended May 31, 2013, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States and China, as well as in Russia in fiscal 2013. Net revenues generated from sales to customers in Taiwan, the United States and China, in the aggregate, accounted for 73% and 58% of the Company’s net revenues for the three and nine months ended May 31, 2014, respectively, and 56% and 52% of the Company’s net revenues for the three and nine months ended May 31, 2013, respectively. Net revenues generated from sales to customers in Russia accounted for 2% of the Company’s net revenues for both the three and nine months ended May 31, 2014, and 9% and 11% of the Company’s net revenues for the three and nine months ended May 31, 2013, respectively.

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

Transactions with noncontrolling interests had the following effect on equity attributable to SemiLEDs stockholders (in thousands):

	Three Months Ended May 31, 2014	Nine Months Ended May 31, 2014
Net loss attributable to SemiLEDs stockholders	$(6,405)	$(19,106)
Transfers to noncontrolling interests:
Decrease in SemiLEDs additional paid in capital for purchase of common shares in Ning Xiang	—	(142)
Change from net loss attributable to SemiLEDs stockholders and transfer to noncontrolling interests	$(6,405)	$(19,248)

Recent Accounting Pronouncement

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on September 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2014 and August 31, 2013 consisted of the following (in thousands):

	May 31, 2014	August 31, 2013
Raw materials	$2,299	$2,193
Work in process	2,776	3,865
Finished goods	4,681	4,442
Total	$9,756	$10,500

Inventory write-downs to estimated net realizable values were $881 thousand and $1,618 thousand for the three and nine months ended May 31, 2014, respectively, and $1,055 thousand and $2,263 thousand for the three and nine months ended May 31, 2013, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2014 and August 31, 2013 consisted of the following (in thousands):

	May 31, 2014	August 31, 2013
Buildings and improvements	$14,475	$14,510
Machinery and equipment	67,960	67,109
Leasehold improvements	3,520	3,144
Other equipment	2,802	2,686
Construction in progress	1,151	1,028
Total property, plant and equipment	89,908	88,477
Less: Accumulated depreciation, amortization and impairment	(62,579)	(58,004)
Property, plant and equipment, net	$27,329	$30,473

In connection with the termination of the lease for the Company’s manufacturing operations at Sinwu, Taiwan (the “Sinwu Facility”), the useful lives of certain leasehold improvements were shortened because the Company would cease using the Sinwu Facility on July 15, 2014, resulting in an accelerated charge of depreciation for the leasehold improvements for the three months ended May 31, 2014 of $275 thousand.

Intangible Assets

Intangible assets as of May 31, 2014 and August 31, 2013 consisted of the following (in thousands):

	May 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	14	$1,329	$231	$1,098
Acquired technology	5	717	259	458
Total		$2,046	$490	$1,556

	August 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment(1)	Net Carrying Amount
Patents and trademarks	15	$973	$161	$812
Acquired technology	5	719	152	567
Customer relationships	5	1,337	1,337	—
Total		$3,029	$1,650	$1,379

(1)         Includes an impairment charge of $851 thousand recognized in the year ended August 31, 2013 to write down the intangible asset for customer relationships to its fair value of zero before the end of its estimated useful life.

In the third quarter of fiscal 2013, in conjunction with the interim goodwill impairment test discussed further below, management evaluated the recoverability of the long-lived assets of the Company’s Ning Xiang asset group, which consists primarily of customer relationships intangible asset. The Company concluded this intangible asset no longer had any value and consequently recognized an impairment charge of $851 thousand, which represented the net carrying amount of this intangible asset at that time, during the three months ended May 31, 2013.

Goodwill

In the third quarter of fiscal 2013, due to a lower than expected revenue, profitability and cash flows reported by the Company’s Ning Xiang reporting unit, management determined that there were indicators of potential goodwill impairment. After writing down the customer relationships intangible asset described above, management determined the fair values of the underlying assets and liabilities within this reporting unit. Consequently, the implied fair value of goodwill was zero and, as a result, a goodwill impairment charge of $1,077 thousand was recognized during the three months ended May 31, 2013. The fair value of the Ning Xiang reporting unit was determined based on the present value of expected future net cash flows discounted at the weighted average cost of capital of Ning Xiang of 10%. The primary circumstance leading to the impairment of customer relationships, as discussed above, and goodwill was due to management’s updated long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates developed at the time of the acquisition in August 2011.

In July 2013, the Company recognized goodwill on the acquisition of an LED production business discussed in Note 4 below in the amount of $59 thousand. All of the goodwill was assigned to the Company’s reporting unit associated with the manufacture and sale of LED chips and LED components. No impairment charge was recorded in the three and nine months ended May 31, 2014.

4. Acquisition of Business

In July 2013, the Company, through a wholly owned subsidiary, entered into an agreement with several third parties to acquire an LED production business, which included certain contractual rights, intellectual property, equipment and assets related to the production of LED components, and assumed certain trade and business-related payables. Pursuant to such agreement, the Company entered into an assignment and assumption agreement dated July 31, 2013 to acquire certain equipment and patents used in the manufacturing of LED components, originally executed by one of the foregoing third parties. Total cash consideration for the acquisition amounted to $2,921 thousand. The Company paid $888 thousand in fiscal 2013 and the remaining balance in the amount of $2,069 thousand during the nine months ended May 31, 2014. Payments were translated into U.S. dollar at the exchange rates in effect at the time of payment.

5. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2014 and August 31, 2013 consisted of the following (in thousands, except percentages):

	May 31, 2014		August 31, 2013
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	33%	$256	50%	$289
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	1,983	Various	1,986
Total investments in unconsolidated entities		$2,239		$2,275

There were no dividends received from unconsolidated entities through May 31, 2014.

Equity Method Investments

As of August 31, 2013, the Company and the other investor in SILQ, a joint venture in Malaysia which is engaged in the design, manufacture and sale of lighting fixtures and systems, each owned a 50% equity interest in SILQ. In January 2014, the Company participated in SILQ’s capital increase and contributed $76 thousand. Following the capital increase, the Company’s equity interest in SILQ was diluted from 50% to 49%, and consequently, the Company recognized a gain on dilution of its investment of $26 thousand. The dilution gain was recognized as additional paid in capital in the consolidated statement of changes in equity. In April 2014, the Company sold part of its equity interest in SILQ to the other investor for a cash consideration of $114 thousand and recognized a gain on sale of investment of $37 thousand. The gain was reported in the consolidated statements of operations in equity in losses from unconsolidated entities. Upon consummation of the sale, the Company’s equity interest in SILQ was reduced from 49% to 33%. The Company subsequently invested $130 thousand in SILQ’s capital increase and its equity interest remains unchanged.

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

The fair value of the Company’s investments in the non-marketable stock of its equity method investees is not readily available. These investments, except for China SemiLEDs which had a zero carrying amount at May 31, 2014, are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

6. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which expire at various dates between January 2015 and December 2020. Lease expense related to these operating leases was $343 thousand and $925 thousand for the three and nine months ended May 31, 2014, respectively, and $216 thousand and $620 thousand for the three and nine months ended May 31, 2013, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

In January 2014, the Company announced the relocation and consolidation of its manufacturing operations at the Sinwu Facility to other of its existing facilities. The lease term for the Sinwu Facility is 10 years, expiring on November 30, 2016. In accordance with the lease agreement, the Company provided a six-month written notice to terminate the lease effective from July 15, 2014.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of May 31, 2014 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2014	$189
2015	518
2016	437
2017	441
2018	272
Thereafter	218
Total	$2,075

Purchase Obligations—The Company had purchase commitments for property, plant and equipment in the amount of $4.2 million and $3.2 million as of May 31, 2014 and August 31, 2013, respectively.

Litigation—The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. On July 10, 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, styled as Huard v. SemiLEDs Corporation, et al., alleging violations of the U.S. federal securities laws. On July 31, 2013, a second investor filed a complaint, styled as Mohammad v. SemiLEDs Corporation, et al. On September 30, 2013, the Court appointed Mohammad Yasir as lead plaintiff and Pomerantz Grossman Hufford Dahlstrom & Gross LLP as lead counsel. On November 15, 2013, the lead plaintiff filed its Amended Complaint, styled as In re SemiLEDs Corporation Litigation, Civil Action No. 1:13-cv-04776-DLC (S.D.N.Y.). The Amended Complaint alleged one count of violation of Section 10(b) of the Exchange Act and one count of violation of Section 20(a) of the Exchange Act, both arising out of alleged misstatements made by the Company and certain of its current and former officers and directors in connection with the Company’s initial public offering and the Company’s results in the first, second, and third quarter of 2011. On February 20, 2014, the plaintiffs filed a notice of voluntary dismissal of the action. On February 21, 2014, the Court signed the notice of dismissal and the case was closed. There were no material pending legal proceedings and claims as of May 31, 2014.

7. Common Stock

In April 2014, SemiLEDs’ stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 75,000 thousand shares with a par value of $0.0000056 per share.

8. Stock-based Compensation

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increases the number of shares authorized for issuance under the plan by an additional 2,500 thousand shares. Prior to SemiLEDs’ initial public offering, the Company had another stock-based compensation plan (the “2005 Plan”), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms.

A total of 6,349 thousand and 3,849 thousand shares of common stock was reserved for issuance under the 2005 Plan and 2010 Plan as of May 31, 2014 and August 31, 2013, respectively. As of May 31, 2014 and August 31, 2013, there were 4,496 thousand and 2,654 thousand shares of common stock available for future issuance under the equity incentive plans.

During fiscal 2013, SemiLEDs granted options for 100 thousand shares of SemiLEDs’ common stock and 1,195 thousand restricted stock units to the Company’s executives and employees. These options and stock units vest over four years at a rate of 25% on each anniversary of the vesting start date and the options have a contractual term of ten years, subject to earlier expiration in the event of the holder’s termination. The exercise price of stock options and the grant-date fair value of stock units were equal to the closing price of the common stock on the date of grant. In addition, in February 2013, SemiLEDs granted 211 thousand restricted stock units to its directors that vested 100% on February 6, 2014. The grant-date fair value of the restricted stock units was $0.71 per unit. Each restricted stock unit represents the contingent right to one share of SemiLEDs’ common stock.

In April 2014, SemiLEDs granted 75 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of April 21, 2014 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $1.05 per unit.

In May 2014, SemiLEDs granted 410 thousand restricted stock units that vest over four years at a rate of 25% on each anniversary of the vesting start date of May 9, 2014, and 122 thousand restricted stock units that vest 100% on May 9, 2015, subject to earlier expiration in the event of the holder’s termination. SemiLEDs also granted 366 thousand performance-based restricted stock units that vest upon the attainment of certain performance targets in the fiscal years ending August 31, 2015, 2016 or 2017. The grant-date fair value of these restricted stock units was $1.01 per unit.

The grant-date fair value of stock options is determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the market price of SemiLEDs’ common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several of the Company’s publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant-date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Cost of revenues	$191	$211	$581	$653
Research and development	51	87	273	318
Selling, general and administrative	240	222	676	526
	$482	$520	$1,530	$1,497

9. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Stock units and stock options to purchase common stock	277	787	567	580

10. Income Taxes

The Company’s loss before income taxes for the three and nine months ended May 31, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
U.S. operations	$(476)	$(473)	$(1,464)	$(1,767)
Foreign operations	(5,945)	(10,911)	(17,735)	(24,916)
Loss before income taxes	$(6,421)	$(11,384)	$(19,199)	$(26,683)

Unrecognized Tax Benefits

As of both May 31, 2014 and August 31, 2013, the Company had unrecognized tax benefits related to tax positions taken in prior periods of $145 thousand. The entire amount of the unrecognized tax benefits would impact the Company’s effective tax rate if recognized. The impact would be offset by an adjustment to the valuation allowance.

Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2013 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

11. Related-Party Transactions

In April 2013, a majority owned subsidiary entered into a one-year unsecured NT dollar denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. The loan bears a fixed interest rate of 3% per annum. Management believes that the terms of this transaction are at current market rates and would not have been any different had it been negotiated with an independent third party. The subsidiary made a partial payment on the principal loan amount in January 2014 and the final payment in April 2014. As of August 31, 2013, amounts due to related parties of $0.2 million were recorded in other current liabilities.

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

•                                Our ability to implement our cost reduction programs effectively.

•                                Loss of any of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel.

•                                Intellectual property infringement or misappropriation claims by third parties against us or our customers, including our distributor customers.

•                                Our ability to improve our liquidity and access alternative sources of funding.

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

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of May 31, 2014, we also owned an 87% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which consisted of a 51% interest that we acquired in August 2011, an additional 15% interest that we acquired in April 2013, and an additional 21% interest that we acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems.

We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of May 31, 2014, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. Originally, we and the other investor each owned a 50% equity interest in the joint venture. In January 2014, we participated in SILQ’s capital increase and contributed $76 thousand. Following this capital increase, our equity interest in SILQ was diluted from 50% to 49%. In April 2014, we sold part of our equity interest in SILQ to the other investor in SILQ for a cash consideration of $114 thousand. Upon consummation of the sale, our equity interest in SILQ was reduced from 49% to 33%. We subsequently invested $130 thousand in SILQ’s capital increase and our equity interest remains unchanged.

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

•                                Changes in our product mix.  We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, in fiscal 2012, we placed greater emphasis on the sales of LED components rather than the sales of LED chips for which we have been forced to cut prices on older inventory. In particular, we sold a significant volume of a category of lower-priced LED components designed to meet our customers’ demand. While such a shift in product mix to lower-priced products lowered our average selling price, the significant sales volume helped to improve revenues and gross margin in fiscal 2012. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our new EV LED product series of LED chips (particularly the UV market) and continue to expand sales of lower-priced LED components as appropriate. However, as we expand and diversify our product offerings and with varying average selling prices, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

•                                Our ability to reduce costs to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have invested in the development of larger wafer sizes, in particular using 4” wafers, which we believe should lower our production costs. We have substantially converted our manufacturing of LED chips based on 4” wafer technology. We have also improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have had limited impact on our gross profit, as we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips, starting in the fourth quarter of our fiscal 2011 and continuing through the third quarter of our fiscal 2014, and must absorb a high level of fixed cost, such as depreciation. While we continue to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED development and production equipment if we are to grow.

•                                Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. During the fourth quarter of our fiscal 2012, we introduced our new EV LED product series, capable of operating at a higher junction temperature and with higher thermal endurance, as well as our new ceramic LED component products, the C35 emitters, that incorporates the EV chip and also offers customers greater flexibility in making color choices. In June 2013, we expanded our UV LED product portfolio with the launch of mid- and high-power product series designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. We also broadened our LED components portfolio through an acquisition in July 2013. In November 2013, we announced the launch of our new compact multi-color LED component that integrates our vertical LED structure, white color chip and ceramic packaging technologies, which offers our customers easy color mixing and higher integration that simplifies the design of lighting fixtures and reduces the number of LED components used. In March 2014, we announced our new EV-W series of white LED chips, which allow our customers to eliminate phosphor application from the packaging process, and improves color precision and uniformity. Our near-term success will depend upon how attractive these products are to our customers versus competitors’ offerings and our customers’ willingness and promptness in qualifying our new products.

•                                General economic conditions and geographic concentration.  Many countries including the United States and the European Union members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China, as well as in Russia in fiscal 2013. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the banking crisis in Cyprus in March 2013 on the Russian economy, which have led to reduced and/or delayed purchases of our products by these customers. The recent sanctions imposed by the United States and European Union against Russia over the Ukrainian crisis could also have a negative impact on our sales and results of operations. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three and nine months ended May 31, 2014, sales to our three largest customers, in the aggregate, accounted for 30% and 29% of our revenues, respectively.

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

Recent Developments

Beginning in our fiscal 2014, in response to challenging business conditions and to improve our overall cost competitiveness and cash flow generation, we have initiated actions to accelerate operating cost reductions and improve operational efficiencies. In January 2014, we announced the relocation and consolidation of our manufacturing operations at Sinwu, Taiwan, or Sinwu Facility, to other of our existing facilities. In accordance with the lease agreement with Luxxon Technology Corporation for our Sinwu Facility, we provided a six-month written notice to terminate the lease effective from July 15, 2014. In connection with the closing and relocation of our Sinwu Facility, we are building out existing space in the building we own at Chu-Nan, Hsinchu Science Park. We are also conducting an ongoing review of our staffing requirements and structure, such as eliminating duplicate administrative and support functions, reassigning resources to align with our business strategies, and reducing headcount as appropriate. As a result of the relocation of our Sinwu Facility, realignment of our facilities and ongoing cost reduction efforts, we have experienced workforce reductions, which resulted in severance payments of approximately $0.2 million in the third quarter of our fiscal 2014. Because we will cease using the Sinwu Facility effective from July 15, 2014, we shortened the useful lives of leasehold improvements resulting in an accelerated charge of depreciation during the three months ended May 31, 2014 of approximately $0.3 million. These charges were included in the cost of revenues during the three months ended May 31, 2014. We have incurred capital expenditures to expand our Chu-Nan facility and expect to continue to incur costs and expenses associated with these planned activities in the near term. For example, we started the relocation activities in July 2014 and the costs to relocate equipment and other assets from the Sinwu Facility to our other facilities will be expensed as incurred. We expect to substantially complete these activities in the fourth quarter of our fiscal 2014. We are currently starting up the equipment moved from the Sinwu Facility to the new area of our Chu-Nan facility and are experiencing a temporary production interruption in the fourth quarter of our fiscal 2014, which could affect our margins and operating results. Starting in the first quarter of our fiscal 2015, we expect to realize the benefits of operating cost reductions, such as savings on lease and overhead costs related to the Sinwu Facility, workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities.

In the third quarter of our fiscal 2014, we began to ramp up the additional LED components production line that we acquired in July 2013 and generate revenues. We are still developing and expanding our LED components business, and we plan to continue to focus on increasing such sales in the future.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the nine months ended May 31, 2014 as compared to those disclosed in our 2013 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On August 30, 2013, the exchange rate was 29.93 NT dollars to one U.S. dollar. On May 30, 2014, the exchange rate was 29.99 NT dollars to one U.S. dollar. On July 7, 2014, the exchange rate was 29.92 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2012	29.86	30.68	28.95	29.93
Fiscal 2013	29.57	30.20	28.95	29.93
September 2013	29.68	29.83	29.54	29.57
October 2013	29.41	29.51	29.36	29.40
November 2013	29.52	29.61	29.40	29.59
December 2013	29.73	30.00	29.56	29.81
January 2014	30.11	30.38	29.92	30.29
February 2014	30.30	30.34	30.24	30.30
March 2014	30.39	30.60	30.24	30.47
April 2014	30.20	30.36	29,98	30.20
May 2014	30.12	30.17	29.99	29.99
June 2014	29.99	30.05	29.87	29.87
July 2014 (through July 7, 2014)	29.88	29.92	29.85	29.92

(1)                                 Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2014 Compared to the Three Months Ended May 31, 2013

	Three Months Ended May 31,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$1,196	26%	$990	28%	$206	21%
LED components	1,847	40%	1,517	43%	330	22%
Lighting products	1,041	23%	873	25%	168	19%
Other revenues	531	11%	146	4%	385	264%
Total revenues, net	4,615	100%	3,526	100%	1,089	31%
Cost of revenues	7,408	161%	8,083	229%	(675)	(8)%
Gross loss	$(2,793)	(61)%	$(4,557)	(129)%	$1,764	(39)%

Revenues, net

Our revenues increased by approximately 31% from $3.5 million for the three months ended May 31, 2013 to $4.6 million for the three months ended May 31, 2014. The $1.1 million increase in revenues reflects a $0.4 million increase in other revenues, a $0.3 million increase in revenues attributable to the sales of LED components, a $0.2 million increase in revenues attributable to the sales of LED chips and a $0.2 million increase in the sales of lighting products.

Revenues attributable to the sales of our LED chips represented 26% and 28% of our revenues for the three months ended May 31, 2014 and 2013, respectively. The increase in revenues attributable to the sales of LED chips was due to a 36% increase in the volume of LED chips sold, primarily due to sales of new lower-priced LED chips. The volume increase, however, was offset in part by a 10% decrease in the average selling price of LED chips, primarily reflecting sales of the lower-priced LED chips.

Revenues attributable to the sales of our LED components represented 40% and 43% of our revenues for the three months ended May 31, 2014 and 2013, respectively. The increase in revenues attributable to the sales of LED components was due to a 53% increase in the volume of LED components sold, offset in part by a 19% decrease in the average selling price of LED components. The volume of LED components sold increased, as we began to ramp up our LED components business. The decrease in the average selling price of LED components resulted from continued market downward pricing pressure.

Revenues attributable to the sales of lighting products represented 23% and 25% of our revenues for the three months ended May 31, 2014 and 2013, respectively. The increase in revenues attributable to the sales of lighting products was primarily due to higher sales and customer demand for our LED luminaires. We believe that our revenues increased in part from recent government initiatives in the United States that promote the use of high efficacy LED lighting.

The increase in other revenues was primarily due to the sales of scrap and raw materials, and the provision of services.

Cost of Revenues

Despite higher revenues, our cost of revenues decreased by 8% from $8.1 million for the three months ended May 31, 2013 to $7.4 million for the three months ended May 31, 2014. Our cost of revenues was higher during the three months ended May 31, 2013 due to the significant volume of LED chips sold as a result of inventory clearance. The decrease in cost of revenues was also due to lower inventory write-downs, which decreased from $1.1 million for the three months ended May 31, 2013 to $0.9 million for the three months ended May 31, 2014.

Gross Loss

Our gross loss decreased from a loss of $4.6 million for the three months ended May 31, 2013 to a loss of $2.8 million for the three months ended May 31, 2014. Our gross margin percentage was negative 61% for the three months ended May 31, 2014, as compared to negative 129% for the three months ended May 31, 2013, primarily as a consequence of the significant increase in revenues, as more fully described above. Our sales of a significant volume of LED chips at discounted prices during the three months ended May 31, 2013 had also negatively impacted on our gross margin percentage for the three months ended May 31, 2013.

Operating Expenses

	Three Months Ended May 31,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$1,025	22%	$1,146	33%	$(121)	(11)%
Selling, general and administrative	2,530	55%	2,171	62%	359	17%
Goodwill impairment	—	—	1,077	31%	(1,077)	(100)%
Impairment of long-lived assets	—	—	851	24%	(851)	(100)%
Total operating expenses	$3,555	77%	$5,245	149%	$(1,690)	(32)%

Research and development.  Our research and development expenses decreased from $1.1 million for the three months ended May 31, 2013 to $1.0 million for the three months ended May 31, 2014. The decrease was primarily due to a $0.1 million decrease in salary-related expenses (including stock-based compensation expenses), mainly attributable to employee attrition and reassignment to other functions.

Selling, general and administrative.  Our selling, general and administrative expenses increased from $2.2 million for the three months ended May 31, 2013 to $2.5 million for the three months ended May 31, 2014. The increase was mainly attributable to a $0.3 million increase in professional service expenses, mainly for legal and advisory services, primarily due to our defense of a putative class action lawsuit, which was closed in February 2014, our increased use of outside legal counsel to assist with general corporate matters, legal expenses associated with patents, and costs related to our hiring of a consultant to assist with market intelligence and channel development for a new market.

Goodwill impairment.  During the three months ended May 31, 2013, we recognized a $1.1 million impairment charge on goodwill that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011, as more fully described in Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Impairment of long-lived assets.  During the three months ended May 31, 2013, we recognized a $0.9 million impairment charge on the intangible asset for customer relationships that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011, as more fully described in Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Other Income (Expenses)

	Three Months Ended May 31,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Impairment loss on investment	$—	—	$(1,885)	(53)%
Equity in losses from unconsolidated entity, net	(22)	(0)%	(74)	(2)%
Interest expenses, net	(23)	(0)%	(25)	(1)%
Other income, net	53	1%	52	1%
Foreign currency transaction gains (losses), net	(81)	(2)%	350	10%
Total other expenses, net	$(73)	(2)%	$(1,582)	(45)%

Impairment loss on investment.  We recognized a $1.9 million other-than-temporary impairment loss on our investment in High Power Optoelectronics, Inc., or HPO, for the three months ended May 31, 2013, as more fully described in Note 5 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Equity in losses from unconsolidated entity, net.  Net losses from unconsolidated entity consisted of our portion of the net losses from SILQ. Net losses from SILQ for the three months ended May 31, 2014 included a gain of $37 thousand on the partial sale of our investment in SILQ. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

Foreign currency transaction gains (losses), net.  We recognized a net foreign currency transaction loss of $81 thousand for the three months ended May 31, 2014, primarily because the change in the exchange rate between the U.S. dollar and the NT dollar on bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary was not significant, as compared to a net foreign currency transaction gain of $0.4 million for the three months ended May 31, 2013, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense

Although we incurred a loss before income taxes, we did not recognize any related income tax benefits for both the three months ended May 31, 2014 and 2013. Our effective tax rate is estimated to be approximately zero for fiscal 2014, since it is expected that Taiwan SemiLEDs, our primary operating subsidiary, will continue to incur losses, and because we provide a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

Our effective tax rate was approximately zero for fiscal 2013, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended May 31,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(16)	(0)%	$(431)	(12)%

Net loss attributable to noncontrolling interests was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, and reduced to 13% beginning in November 2013.

Nine Months Ended May 31, 2014 Compared to the Nine Months Ended May 31, 2013

	Nine Months Ended May 31,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$4,288	35%	$4,543	31%	$(255)	(6)%
LED components	4,294	36%	5,787	40%	(1,493)	(26)%
Lighting products	2,972	24%	3,186	22%	(214)	(7)%
Other revenues	649	5%	1,067	7%	(418)	(39)%
Total revenues, net	12,203	100%	14,583	100%	(2,380)	(16)%
Cost of revenues	20,470	168%	25,781	177%	(5,311)	(21)%
Gross loss	$(8,267)	(68)%	$(11,198)	(77)%	$2,931	(26)%

Revenues, net

Our revenues decreased by approximately 16% from $14.6 million for the nine months ended May 31, 2013 to $12.2 million for the nine months ended May 31, 2014. The $2.4 million decrease in revenues reflects a $1.5 million decrease in revenues attributable to the sales of LED components, a $0.4 million decrease in other revenues, a $0.3 million decrease in revenues attributable to the sales of LED chips and a $0.2 million decrease in revenues attributable to the sales of lighting products.

Revenues attributable to the sales of our LED chips represented 35% and 31% of our revenues for the nine months ended May 31, 2014 and 2013, respectively. For the nine months ended May 31, 2014, the average selling price of our LED chips was 53% lower as compared to the nine months ended May 31, 2013, reflecting primarily our sales of a significant volume of new lower-priced LED chips. The volume of LED chips sold for the nine months ended May 31, 2014 was 104% higher than for the nine months ended May 31, 2013, primarily reflecting our sales of the lower-priced LED chips. Despite the significant sales of new lower-priced LED chips, revenues attributable to the sales of our LED chips decreased as a result of our strategic shift to de-emphasize LED chips sales in markets where pricing pressure is significant, such as the general illumination and backlighting market segments.

Revenues attributable to the sales of our LED components represented 36% and 40% of our revenues for the nine months ended May 31, 2014 and 2013, respectively. The decrease in revenues attributable to sales of LED components was due to a 30% decrease in the volume of LED components sold, offset in part by a 9% increase in the average selling price of LED components. The volume of LED components sold decreased primarily due to a continued slowdown in demand for a category of older generation products in our LED components portfolio and a decline in sales of a category of lower-priced LED components that we sell particularly to distributor customers. In addition, continued weak economic, political and market conditions in Russia, a target market previously significant to us, have also led to reduced purchases of our products by some of our customers. The average selling price of LED components was 9% higher primarily due to a shift in our product mix to a reduced proportion of the lower-priced LED components for the nine months ended May 31, 2014.

Revenues attributable to the sales of lighting products represented 24% and 22% of our revenues for the nine months ended May 31, 2014 and 2013, respectively. Revenues attributable to the sales of lighting products was higher for the nine months ended May 31, 2013 primarily due to project-based orders for LED lights products.

The decrease in other revenues was primarily due to lower revenues attributable to the sales of third party ancillary equipment that we sold along with our LED products, the sales of scrap materials and the provision of services, offset in part by an increase in the sales of raw materials.

Cost of Revenues

Our cost of revenues decreased by 21% from $25.8 million for the nine months ended May 31, 2013 to $20.5 million for the nine months ended May 31, 2014. The decrease in cost of revenues was primarily due to lower sales and inventory write-downs for the nine months ended May 31, 2014. Our cost of revenues was also higher during the nine months ended May 31, 2013 due to the significant volume of LED chips sold as a result of inventory clearance. The decreases, however, were offset in part by a $1.0 million increase in excess capacity charge, primarily for our LED components, as a result of low capacity utilization of the additional LED components production line we acquired in July 2013 during the nine months ended May 31, 2014. Inventory write-downs decreased from $2.3 million for the nine months ended May 31, 2013 to $1.6 million for the nine months ended May 31, 2014.

Gross Loss

Our gross loss decreased from a loss of $11.2 million for the nine months ended May 31, 2013 to a loss of $8.3 million for the nine months ended May 31, 2014. Our gross margin percentage was negative 68% for the nine months ended May 31, 2014, as compared to negative 77% for the nine months ended May 31, 2013. Gross margin percentage was negatively impacted by our sales of a significant volume of LED chips at discounted prices during the nine months ended May 31, 2013.

Operating Expenses

	Nine Months Ended May 31,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$3,370	28%	$3,403	23%	$(33)	(1)%
Selling, general and administrative	7,437	61%	8,454	58%	(1,017)	(12)%
Goodwill impairment	—	—	1,077	7%	(1,077)	(100)%
Impairment of long-lived assets	—	—	851	6%	(851)	(100)%
Total operating expenses	$10,807	89%	$13,785	95%	$(2,978)	(22)%

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $8.5 million for the nine months ended May 31, 2013 to $7.4 million for the nine months ended May 31, 2014. The decrease was mainly attributable to a $0.9 million decrease in bad debt expense and a $0.2 million decrease in expenses for professional services, including legal, advisory and financial reporting related services. Bad debt expense for the nine months ended May 31, 2013 was $0.8 million, primarily due to the write-off of receivables from several customers experiencing deteriorating business conditions and/or financial difficulties, as compared to the nine months ended May 31, 2014, we reported income from the collection of previously written off receivables, net of bad debt expense, of $0.1 million. Our professional service expenses for the nine months ended May 31, 2013 was higher, primarily due to higher legal expenses associated with patents, our hiring of outside consultants to assist in due diligence review and valuation services, costs incurred on audit related to China SemiLEDs and other expenses associated with financial reporting services. These decreases, however, were offset in part by an increase in costs related to our hiring of consultant to assist with market intelligence and channel development for a new market that we incurred during the nine months ended May 31, 2014.

Goodwill impairment.  During the nine months ended May 31, 2013, we recognized a $1.1 million impairment charge on goodwill that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011, as more fully described in Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Impairment of long-lived assets.  During the nine months ended May 31, 2013, we recognized a $0.9 million impairment charge on the intangible asset for customer relationships that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011, as more fully described in Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Other Income (Expenses)

	Nine Months Ended May 31,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Impairment loss on investment	$—	—	$(1,885)	(13)%
Equity in losses from unconsolidated entities, net	(152)	(1)%	(172)	(1)%
Interest income (expenses), net	(61)	(0)%	9	0%
Other income, net	159	1%	158	1%
Foreign currency transaction gains (losses), net	(71)	(1)%	190	1%
Total other expenses, net	$(125)	(1)%	$(1,700)	(12)%

Impairment loss on investment.  We recognized a $1.9 million other-than-temporary impairment loss on our investment in HPO for the nine months ended May 31, 2013, as more fully described in Note 5 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Equity in losses from unconsolidated entities, net.  We recognized net losses from unconsolidated entities of $0.2 million for both the nine months ended May 31, 2014 and 2013, which was primarily attributable to our portion of the net losses from SILQ. Net losses from SILQ for the nine months ended May 31, 2014 included a gain of $37 thousand on the partial sale of our investment in SILQ. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

Foreign currency transaction gains (losses), net.  We recognized a net foreign currency transaction loss of $71 thousand for the nine months ended May 31, 2014, primarily because the change in the exchange rate between the U.S. dollar and the NT dollar on bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary was not significant, as compared to a net foreign currency transaction gain of $0.2 million for the nine months ended May 31, 2013, primarily due to the depreciation of the Japanese Yen against the NT dollar from a Japanese Yen denominated purchase contract for equipment entered into by Taiwan SemiLEDs.

Income Tax Expense

	Nine Months Ended May 31,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Income tax expense	$—	—	$3	0%

Although we incurred a loss before income taxes for the nine months ended May 31, 2014, we did not recognize any related income tax benefits. Our effective tax rate is estimated to be approximately zero for fiscal 2014, since it is expected that Taiwan SemiLEDs, our primary operating subsidiary, will continue to incur losses, and because we provide a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

Despite a loss before income taxes, we recognized income tax expense of $3 thousand for the nine months ended May 31, 2013 for a subsidiary in Taiwan, which is subject to a corporate income tax rate of 17%. Our effective tax rate was approximately zero for fiscal 2013, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Nine Months Ended May 31,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(93)	(1)%	$(819)	(6)%

We recognized net losses attributable to noncontrolling interests of $0.1 million and $0.8 million for the nine months ended May 31, 2014 and 2013, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, and reduced to 13% beginning in November 2013.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of May 31, 2014 and August 31, 2013, we had cash and cash equivalents of $16.1 million and $36.3 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and money market funds.

We have utilized operating lines of credit with certain banks to fulfill our short-term financing needs. We had the following credit facilities with certain banks which provided for approximately $1.0 million and $3.0 million in the aggregate borrowing capacity as of May 31, 2014 and August 31, 2013, respectively:

•                          A one-year NT dollar denominated revolving credit facility entered into by our majority owned subsidiary in May 2013, which expired in January 2014, providing for approximately $1.0 million. In March 2014, we renewed the credit facility with the bank for another year.

•                          An unsecured NT dollar denominated revolving credit facility, which expired in October 2013, providing for approximately $2.0 million.

We had no amount outstanding under these credit facilities as of both May 31, 2014 and August 31, 2013.

In April 2013, our majority owned subsidiary entered into a one-year unsecured NT dollar denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. The subsidiary made a partial payment of $0.1 million on the principal loan amount in January 2014 and the final payment in April 2014. As of August 31, 2013, amounts due to the related party of $0.2 million were recorded in other current liabilities.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $6.7 million and $8.5 million as of May 31, 2014 and August 31, 2013, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of both May 31, 2014 and August 31, 2013, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $14 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of May 31, 2014, our outstanding balance on this note payable was approximately $1.5 million.

•                          The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014 and, as of May 31, 2014, our outstanding balance on this note payable was approximately $0.1 million.

•                          The third note payable requires monthly payments of principal and interest in the amount of $28 thousand over the five-year term of the note with final payment to occur in May 2015 and, as of May 31, 2014, our outstanding balance on this note payable was approximately $0.4 million.

•                          The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of May 31, 2014, our outstanding balance on this note payable was approximately $2.3 million.

•                          The fifth note payable requires monthly payments of principal and interest in the amount of $114 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of May 31, 2014, our outstanding balance on this note payable was approximately $2.5 million.

Property, plant and equipment pledged as collateral for our notes payable were $9.1 million and $13.9 million as of May 31, 2014 and August 31, 2013, respectively.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $43.7 million and $49.5 million during the years ended August 31, 2013 and 2012, respectively. For the nine months ended May 31, 2014, net loss attributable to SemiLEDs stockholders was $19.1 million. Net cash used in operating activities for the three and nine months ended May 31, 2014 were $4.1 million and $13.8 million, respectively. As of May 31, 2014, we had cash and cash equivalents of $16.1 million. We have undertaken initiatives to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. These initiatives include the closing and relocation of the manufacturing operations at our Sinwu Facility, the consolidation of our facilities, workforce reductions, normal attrition, continued focus on managing our cost structure and pursuing opportunities for the most profitable sales of our LED products. We have also identified additional opportunities to generate liquidity through the anticipated sales of excess manufacturing equipment, other financing initiatives and future operating costs reduction activities. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. However, there can be no assurances that our planned activities will be successful in reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended May 31,
	2014	2013
Net cash used in operating activities	$(13,767)	$(9,801)
Net cash provided by (used in) investing activities	$(4,551)	$3,257
Net cash provided by (used in) financing activities	$(1,901)	$404

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2014 and 2013 was $13.8 million and $9.8 million, respectively. Cash used in operating activities for the nine months ended May 31, 2014 was $4.0 million higher, primarily due to a decrease in cash collected from customers, as revenues were $2.4 million lower for the nine months ended May 31, 2014 than for the nine months ended May 31, 2013 and because we recovered some long outstanding receivables during the nine months ended May 31, 2013, offset in part by decreases in cash used to pay for materials and supplies used in production.

Cash Flows Provided By (Used In) Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2014 was $4.6 million, consisting primarily of the final payment of $2.1 million for the LED components production line we acquired in July 2013, the purchases of $1.9 million in property, plant and equipment representing primarily the purchases of machinery and equipment and payments for the build out of our manufacturing facility and leasehold improvements, the payments for development of intangible assets of $0.3 million, our investments in SILQ of $0.2 million, the placements of $0.1 million in restricted time deposits, primarily for a government sponsored research and development project, and cash used in other investing activities of $0.1 million, mainly for the placements of refundable deposits for leased properties. These were offset in part by proceeds from the partial sale of our investment in SILQ of $0.1 million.

Net cash provided by investing activities for the nine months ended May 31, 2013 was $3.3 million, consisting primarily of proceeds from the sales of short-term investments of $8.8 million and return of our investment in a joint venture entity, SS

Optoelectronics Co., Ltd. of $0.3 million. These were offset in part by our $2.9 million investment in HPO, the purchases of $2.6 million in property, plant and equipment representing primarily the purchases of machinery and equipment, and payments for the development of intangible assets of $0.3 million.

Cash Flows Provided By (Used In) Financing Activities

Net cash used in financing activities for the nine months ended May 31, 2014 was $1.9 million, consisting primarily of payments on long-term debt of $1.7 million, payments on lines of credit of $0.2 million and payments of loan from related party of $0.2 million, offset in part by proceeds from the draw down on lines of credit of $0.2 million.

Net cash provided by financing activities for the nine months ended May 31, 2013 was $0.4 million, consisting primarily of proceeds from the issuance of long-term debt of $2.9 million, loan from a related party of $0.2 million and employee exercises of stock options of $0.1 million, offset in part by payments on lines of credit and long-term debt in the aggregate amount of $2.6 million and cash paid to acquire an additional 15% interest in Ning Xiang of $0.2 million.

Capital Expenditures

We had capital expenditures of $1.9 million and $2.6 million for the nine months ended May 31, 2014 and 2013, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

As of May 31, 2014, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

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

Revenue from Contracts with Customers—On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on September 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in recent periods and may require additional financing.

We incurred net losses attributable to SemiLEDs stockholders of $19.1 million for the nine months ended May 31, 2014. We can give no assurance that we will not incur further net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are beyond our control. As of May 31, 2014, we had an accumulated deficit of $127.3 million. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash reserves will decline further, and we will require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further.

Our ongoing cost reduction efforts may not be effective, might have unintended consequences, and could negatively impact our business.

Since the first quarter of our fiscal 2014, we have initiated actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In connection with the implementation of our cost reduction program, we developed a strategic plan to address areas of our business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment, de-emphasizing LED chips sales (but placing a greater emphasis on the sale of LED components) in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. In January 2014, as part of our continued cost reduction efforts, we announced the relocation and consolidation of our Sinwu Facility to other of our existing facilities. In connection with the closing and relocation of our Sinwu Facility, we are currently building out existing space in the building we own at Chu-Nan, Hsinchu Science Park.

Despite our planning, some cost-cutting measures and our efforts to structure our business to operate in a cost-effective manner could have unexpected negative consequences. For example, we experienced workforce reductions associated with the planned relocation of our Sinwu Facility, realignment of our facilities and ongoing cost reduction efforts in the third quarter of our fiscal 2014. The relocation of our Sinwu Facility and the expansion of our Chu-Nan facility are also subject to risks such as delays in construction or installation and related technical difficulties in production ramp at the new facilities. In order to succeed in this planned relocation and expansion, we will need to devote capital expenditures as well as the investment of management time and the related resources to successfully execute these plans. This could disrupt our existing business, affect our operating results and distract our management team. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our planned relocation and expansion. Use of capital and management resources that otherwise would have been made available to expand or grow other parts of our business could have material adverse consequences on our results of operations if we fail to manage these planned relocation and expansion successfully. As part of our ongoing cost reduction efforts, we may further reduce our work force and experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. While our cost reduction efforts reduced, or are expected to reduce, our operating costs, we cannot be certain that all efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future.

Sales of our products are concentrated in a few select markets. Adverse developments in these markets could have a material and disproportionate impact on us.

Our revenues are highly concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong), as well as in Russia in fiscal 2013. Net revenues generated from sales to customers in Taiwan, the United States and China (including Hong Kong) accounted for 54% of our revenues for the year ended August 31, 2013, and 58% for the nine months ended May 31, 2014. Net revenues generated from sales to customers in Russia accounted for 9% of our revenues for the year ended August 31, 2013, and 2% for the nine months ended May 31, 2014. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the banking crisis in Cyprus in March 2013 on the Russian economy, which have led to reduced and/or delayed purchases of our products by these customers. Furthermore, the reduction in LED street and tunnel lighting projects financed by the Chinese government and aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. In March 2014, as a result of Russia’s military intervention in Ukraine and annexation of Crimea, the United States and European Union have imposed sanctions on certain individuals and one financial institution and have proposed to use broader economic sanctions. If the United States and European Union were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies, our business in Russia and/or related markets could be adversely affected as a result of potential trade sactions or economic uncertainty or slowdown. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

We derive a significant portion of our revenues from a limited number of customers, including distributor customers, and generally do not enter into long-term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers, or the failure by one of these customers to pay, could adversely affect our operating results and financial condition.

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. Our top ten customers collectively accounted for 35% of our revenues for the year ended August 31, 2013, and 47% for the nine months ended May 31, 2014. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the year ended August 31, 2013, sales to our three largest customers, in the aggregate, accounted for 14% of our revenues, and 29% for the nine months ended May 31, 2014. Sales to one customer accounted for 16% of our revenues for the nine months ended May 31, 2014.

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

There are a limited number of companies which supply certain of the specialized raw materials that are important to the manufacture of our products as well as a very limited number of manufacturers of equipment that are critical to our operations. We generally enter into spot purchase orders with our suppliers and do not have long-term or guaranteed supply arrangements with any of them. For example, we purchase sapphire products, the key wafer material used in the manufacture of our LEDs, and red color LED chips, a key material used in the manufacture of our RGBW LED component products, from a limited number of suppliers. A major shortage of these key raw materials would impair our ability to meet our production needs resulting in increased costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for the initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through May 31, 2014, we had used $29.4 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, purchase additional reactors and other manufacturing equipment and pay for leasehold improvements. We also used $8.4 million to acquire and invest in other businesses, and $48.2 million for working capital and other general corporate purposes.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 15, 2014	By:	/s/ Timothy Lin
		Name:	Timothy Lin
		Title:	Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	SemiLEDs Corporation 2010 Equity Incentive Plan, as amended effective as of April 10, 2014

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document