Form 10-K
period 2014-08-31
SemiLEDs Corp
filed 2014-12-12
CIK 1333822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

SemiLEDs Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2735523 (I.R.S. Employer Identification Number)
3F, No. 11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C. (Address of principal executive offices)	350 (Zip Code)

Registrant's telephone number including area code: +886-37-586788

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0000056 per share	The NASDAQ Stock Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Select Market on such date, was approximately $18.1 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares outstanding of the registrant's Common Stock, par value $0.0000056 per share, as of November 30, 2014: 28,424,493.

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

Item 1.    Business

Company Overview

        We develop, manufacture and sell light emitting diode (LED) chips and LED components. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications, such as ultraviolet, or UV, curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. Our core products are LED chips and LED components, but lighting products have also become an increasingly important part of our business.

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

        We sell blue, white, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). We also sell our new "Enhanced Vertical," or EV, LED product series in blue, white, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end-users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

        We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of August 31, 2014, the Company also owned an 87% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which consisted of a 51% interest acquired in August 2011, an additional 15% interest acquired in April 2013 and an additional 21% interest acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems.

        We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of August 31, 2014, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd. or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. Originally, we and the other investor each owned a 50% equity interest in the joint venture. In January 2014, we participated in SILQ's capital increase and contributed $76 thousand. Following this capital increase, our equity interest in SILQ was diluted from 50% to 49%. In April 2014, we sold part of our equity interest in SILQ to the other investor in SILQ for cash consideration of $114 thousand. Upon consummation of the sale, our equity interest in SILQ was reduced from 49% to 33%. We subsequently invested $130 thousand in SILQ's capital increase and our equity interest remains unchanged.

Recent Developments

        Beginning in our fiscal 2014, in response to challenging business conditions and to improve our overall cost competitiveness and cash flow generation, we initiated actions to accelerate operating cost reductions and improve operational efficiencies. In January 2014, we announced the relocation and consolidation of our manufacturing operations at Sinwu, Taiwan, or Sinwu Facility, to our other existing facilities. In connection with the closing and relocation of our Sinwu Facility, we have built out existing space in the building we own at Chu-Nan, Hsinchu Science Park. We are also conducting an ongoing review of our staffing requirements and structure, such as eliminating duplicate administrative and support functions, reassigning resources to align with our business strategies, and reducing headcount as appropriate. We have incurred capital expenditures to expand our Chu-Nan facility and expect to continue to incur costs and expenses associated with these planned activities until completion of the relocation. For example, we started the relocation activities in July 2014 and the costs to relocate equipment and other assets from the Sinwu Facility to our other facilities are expensed as incurred. A significant portion of the equipment has been moved from the Sinwu Facility to the new area of our Chu-Nan facility, which resulted in a temporary production suspension affecting our margins and operating results in the fourth quarter of our fiscal 2014. In the first quarter of our fiscal 2015, we have started to realize the benefits of operating cost reductions, such as savings on lease and overhead costs related to the Sinwu Facility, lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities.

        In August 2014, we introduced a line of 80 × 80mil rugged metal LED chips, which include white, blue, and UV variations, and provide packagers and integrators with a wider variety of high-efficiency/high-output choices to address the growing number of applications in both the commercial lighting and industrial spaces. In addition, we launched a new Enhanced Flip Chip, or EF, LED series and our newest line of white chip scale packages, the ReadyMount™ Enhanced CSP, or EC series. The EF series launched with the EF-B40, a blue 40-mil flip chip that simplifies the packaging and integration process by eliminating wire-bonding while increasing both lumen-density and decreasing the lumen-per-dollar value proposition while enabling packagers to use standard surface mount assembly techniques. By combining SemiLEDs's Enhanced Flip chip approach with our innovative ReadyWhite™ phosphor technology, the EC delivers unprecedented flexibility, reliability and manufacturability in a single 1.4mm × 1.4mm low profile device. Rated for input power of up to 3W, the EC is a fully packaged white emitter SMD component, ready for surface mounting on any board level module or COB application, lowering capital costs and enabling extremely high lumen density configurations.

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

  LED Chips

        We produce a wide variety of blue, white, green and UV LED chips, including our EV LED product series, currently ranging from chip sizes of 380 microns, or µm, by 380µm to 1520µm by 1520µm, which are capable of providing over 120 lumens per watt when properly packaged as cool white emitters. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. Our LED chips are used primarily for applications in the general lighting market, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications, such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. In August 2014, we launched our new Enhanced Flip Chip, or EF, LED series and newest line of white chip scale packages, the ReadyMount™ Enhanced CSP, or EC series. The EF series launched with the EF-B40, a blue 40-mil flip chip that simplifies the packaging and integration process by eliminating wire-bonding while increasing both lumen-density and decreasing the lumen-per-dollar value proposition while enabling packagers to use standard surface mount assembly techniques. By combining SemiLEDs's Enhanced Flip chip approach with our innovative ReadyWhite™ phosphor technology, the EC delivers unprecedented flexibility, reliability and manufacturability in a single 1.4mm × 1.4mm low profile device. Rated for input power of up to 3W, the EC is a fully packaged white emitter SMD component, ready for surface mounting on any board level module or COB application, lowering capital costs and enabling extremely high lumen density configurations. Revenue from sales of our LED chips represented 33% and 30% of our revenues for the years ended August 31, 2014 and 2013, respectively.

  LED Components

        We currently package a portion of our LED chips into LED components for sale to distributors and end-customers in selected markets. The majority of our LED components use our 1200µm by 1200µm, 1070µm by 1070µm and 860µm by 860µm chips, most of which are combined with phosphors to produce components with various color temperatures. In June 2013, we expanded our UV LED product portfolio with the launch of our mid-power P50N product series and high-power N9 product series, designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. We also introduced low-power 3020 product series and 5mm through-hole lamp type UV LED components to our LED components portfolio in January 2013. In July 2013, we acquired an additional LED components production line and added an array of LED components products to our existing portfolio, including LED emitters ranging from one watt to 50 watts, and LED modules for lighting applications. These LED components products are used primarily for general lighting applications, including residential, commercial and industrial lighting, and industrial applications such as UV curing and horticulture applications. In November 2013, we launched a new 10-watt M63 RGBW integrated 6363 LED, capable of delivering over 410 total lumens of combined red, green, blue and white light output. The M63 RGBW LED component integrates our vertical LED structure, white color chip and ceramic packaging technologies, designed for a wide range of color-changing applications, including entertainment lighting (such as stage lights, backdrops and spotlighting), large scale displays, and architectural lighting. This compact multi-color LED component offers our customers easy color mixing and higher integration that simplifies the design of lighting fixtures and reduces the number of LED components used. Our LED components include different form factors comprised of lead frame, silicone, surface mount, ceramic and through-hole packaged devices. We apply our proprietary design for the packaging process, such as wafer level phosphor coating, to optimize the optical and thermal properties of the LED component. Our packaging process includes chip bonding, wire bonding, phosphor coating, encapsulation, scribing, dicing and testing. We may, from time to time, establish packaging operations in selected markets for sale to distributors and end-customers in such markets. We also contract with other manufacturers to produce for our sale certain LED components products based on our design and technology requirements and under our quality control specifications and final inspection process. Revenue from sales of our LED components represented 37% and 39% of our revenues for the years ended August 31, 2014 and 2013, respectively.

  Lighting Products

        We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting product customers are primarily ODMs of lighting products and the end-users of lighting devices. Revenue from sales of our lighting products represented 24% and 23% of our revenues for the years ended August 31, 2014 and 2013, respectively.

Manufacturing

        Our manufacturing operations, including those of Ning Xiang, are located in Taiwan. Starting in the fourth quarter of our fiscal 2011 and continuing through the fourth quarter of our fiscal 2014, we suffered from the underutilization of our manufacturing capacity, primarily for our LED chips. Consequently, a portion of our manufacturing equipment was idled, resulting in significant excess capacity charges. We also use contract manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

Raw Materials and Components

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

        We purchase raw materials and components from a wide range of suppliers around the world. The raw materials and components we use are readily available. We have two or more suppliers for a majority of the raw materials we use. Historically, we have never experienced any significant delay or shortage in the supply of our raw materials and components.

Quality Management

        We have implemented quality control measures at each stage of our operations, including obtaining supplier qualifications, inspecting incoming raw materials and random testing during our production process, to ensure consistent product yield and reliability. We test all new processes and new products prior to commercial production. We also inspect all final products prior to delivery to our customers to ensure that production standards are met. If we encounter defects, we conduct an analysis in an effort to identify the cause of the defect and take appropriate corrective and preventative measures. We provide standard product warranties on our products, which generally range from three months to two years. Our manufacturing fabs located in Hsinchu Science Park, Taiwan, are certified in compliance with ISO9001:2008. All these facilities are subject to periodic inspection by the relevant governmental authorities for safety, environmental and other regulatory compliance.

        We require all of our employees involved in the manufacturing and engineering process to receive quality control training, according to a certification system depending on the level of skills and knowledge required. The training program is designed to ensure consistent and effective application of our quality control procedures.

Sales and Marketing

        We market and sell our products through both our direct sales force and distributors. We primarily sell our LED chips to packagers and distributors. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. We sell our LED components to distributors and end-customers in selected markets, such as Taiwan, Republic of Turkey and China. Our lighting product customers consist primarily of ODMs of lighting products and the end-users of lighting devices with the sales made by our and Ning Xiang's direct sales force.

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

Customers

        We sell our LED chips products to packaging customers and LED chip distributors. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Sales to distributors represented 17% and 20% of our revenues for the years ended August 31, 2014 and 2013, respectively.

        We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2014 and 2013, our top ten customers collectively accounted for 45% and 35%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2014 and 2013, sales to our three largest customers, in the aggregate, accounted for 26% and 14% of our revenues, respectively. For the year ended August 31, 2014, sales to Panasonic Industrial Devices Optical Semiconductor Co., Ltd accounted for 14% of our total revenues.

        Our revenues are concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from sales to customers from these countries, in the aggregate, accounted for 61% and 54% of our net revenues for the years ended August 31, 2014 and 2013, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in these markets.

Our Joint Ventures and Investments

        We have grown our business in part through strategic alliances and acquisitions, and may from time to time continue to grow our operations by participating in joint ventures, making acquisitions or establishing other strategic alliances with third parties in the LED and LED-related industries. As of August 31, 2014, we had an active joint venture, SILQ.

        SILQ is a joint venture enterprise we established in Malaysia in September 2009 to design, manufacture and sell lighting fixtures and systems. We also entered into this joint venture to assist with market intelligence and channel development. As of August 31, 2014, we owned a 33% interest in SILQ. The other 67% is held by a Malaysian company. SILQ began operating in June 2010 and is developing business and selling products in Malaysia. We expect that it will incur losses for the near term.

        In October 2012, we completed the acquisition of a 9.9% equity interest in High Power Optoelectronics, Inc., or HPO, for total cash consideration of $2.9 million. HPO and its shareholders also granted us the right to increase our shareholdings in HPO to more than 50% within the one-year period after the closing. The purchase right expired, unexercised in October 2013. Due to the negative impact caused by economic and industry downturn, HPO has incurred significant net losses and negative cash flows from operations. Since our investment in October 2012, HPO's financial condition and sources of liquidity have continued to deteriorate. HPO also failed to comply with financial covenants for certain of its borrowing arrangements, and its cash and financial resources are limited. Due to these conditions and events, substantial doubt exists about HPO's ability to continue as a going concern. In the third quarter of fiscal 2013, we reviewed the operating performance and financial condition of HPO based on HPO's latest audited financial statements, other publicly available information and events that have occurred after HPO's balance sheet date. We also considered an extensive due diligence review completed in January 2013 by independent consultants we appointed. We considered the extent and duration of time to which the fair value of our investment has been less than the carrying amount, the financial condition of HPO and prospect for recovery in the near term, and recognized an other-than-temporary impairment loss of $1.9 million on our investment in HPO for the year ended August 31, 2013. We reviewed HPO's financial condition based on its latest audited financial statements, other publicly available information and events that have occurred after its balance sheet date, and determined that no event or change in circumstances had occurred that may have a significant adverse effect on our investment in HPO. In addition, we intended to hold our investment in HPO for a period of time during which the fair value of our investment may recover to the carrying amount. For these reasons, we did not recognize any additional impairment loss as of August 31, 2014.

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

        As of August 31, 2014, we had 131 patents issued and 26 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2014, we also had 182 patents issued and 68 patents pending before patent and trademark offices outside the United States. Of these 313 issued patents, 12 expire between the years 2014 and 2015, 28 expire between the years 2016 and 2020, 106 expire between the years 2021 and 2025, 160 expire between the years 2026 and 2032, and seven expire after year 2032. Ninety-eight of our issued patents are design patents and two of our pending patents are design patents. The foregoing numbers of issued and pending patents did not include those owned or filed by Ning Xiang. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to "SemiLEDs" in the United States and "MvpLED" in Taiwan, China and United States.

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

Research and Development

        We focus our research and development efforts on our design methodology and process technology for our LED products. We also focus on improving our production yields and increasing wafer sizes to lower our production costs. Our research and development team works closely with our manufacturing team. For the years ended August 31, 2014 and 2013, we invested approximately $4.2 million and $4.6 million, respectively, in research and development activities. We conduct our research and development activities at our manufacturing facilities in Taiwan.

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

Environmental Regulation

        In our research and development and manufacturing processes, we use a variety of hazardous materials and industrial chemicals. In each of the jurisdictions in which we operate, we are subject to a variety of laws and regulations governing the exposure to and storage, handling, emission, discharge and disposal of these materials or otherwise relating to the protection of the environment. Environmental laws and regulations are complex and subject to constant change, with a tendency to become more stringent over time. Failure to comply with any new or existing laws, whether intentional or inadvertent, could subject us to fines, penalties and other material liabilities to the government or third parties, injunctions requiring the suspension of operations, redemption costs or other remedies, and the need for additional capital, equipment or other process requirements, any of which could have a material adverse effect on our business and reputation.

Working Capital

        For a discussion of our working capital practices, see "Liquidity and Capital Resources" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

Employees

        As of August 31, 2014, we had approximately 376 employees. Most of these employees were based in Taiwan, with a small number of employees in China. None of our employees is represented by a labor union. We consider relations with our employees to be good.

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

Available Information

        Our website is www.semileds.com. We make available free-of-charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Our SEC reports can be accessed through the "Investors" section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. A copy of our Annual Report on Form 10-K is available without charge to stockholders upon written request to: Investor Relations, SemiLEDs Corporation, 3F, No. 11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C.

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

        We incurred net losses attributable to SemiLEDs stockholders of $24.5 million and $43.7 million for the years ended August 31, 2014 and 2013, respectively. We can give no assurance that we will not incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this "Risk Factors" section and are beyond our control. As of August 31, 2014, we had an accumulated deficit of $132.6 million and net cash balances had declined to only $12.6 million. These facts and conditions raise doubt about our ability to continue as a going concern. However, our management believes it has developed a liquidity plan, as further described in elsewhere in this annual report that if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2015, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines.

        Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives. For example, in January 2013, we introduced our low-power 3020 product series and 5mm through-hole lamp type UV LED components, and in June 2013, we expanded our UV LED product portfolio with the launch of our mid-power P50N products series and high-power N9 product series, designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. Furthermore, in November 2013, we launched a new 10-watt M63 RGBW integrated 6363 LED, capable of delivering over 410 total lumens of combined red, green, blue and white light output. Additionally, in August 2014, we launched a new Enhanced Flip Chip, or EF, LED series and our newest line of white chip scale packages, the ReadyMount™ Enhanced CSP, or EC series. We expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable for us to recover all or a meaningful part of our investment. In addition, our new products or enhancements may need certifications or require qualifications by our customers or potential customers—both of which are lengthy and uncertain process—that may negatively impact our sales and marketing efforts to sell or transition our customers to such new products or enhancements. Furthermore, once introduced, new products may adversely impact sales of our older generation products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results. For example, in our fiscal 2013, we experienced delays relating to the adoption of our new LED products, which negatively impacted our sales and results of operations. Our results in fiscal 2013 were also negatively impacted by our decision to phase out and clear a significant volume of older generation inventory in our LED chips portfolio at discounted prices in a one-time sale.

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

        As part of our strategy, we market and sell our products through third-party distributors in certain markets such as Taiwan, the United States and China (including Hong Kong). We rely on these distributors to service end-customers, and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and revenues from such jurisdictions and damage our brand reputation. If we are unable to effectively develop and expand our distribution channels, or do so in a timely manner, to ensure our products are reaching the appropriate customer base, our sales and results of operations may be adversely impacted. In addition, if we successfully develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver products in the timeline established by our customers. Beginning in our fiscal 2014, for example, we have attempted to direct our efforts to areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment, de-emphasizing LED chips sales (but placing a greater emphasis on the sale of LED components) in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. This strategy, however, negatively impacted our revenues during the year ended August 31, 2014, primarily because we were unable to develop and expand our customer base and distribution channels in a timely manner, among other reasons.

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

We operate in highly competitive markets that are characterized by rapid technological changes and declining average selling prices. Competitive pressures from existing and new companies and/or damage to our brand may harm our business and operating results.

        Competition in the markets for LED products is intense, and we expect that competition will continue to increase. Increased competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per-unit cost of production for our products. However, such cost savings currently have a limited impact on our gross profit, as we have suffered from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation.

        We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Citizen Electronics Co., Ltd., Cree, Epistar Corporation, Genesis Photonics Inc., Nichia, Philips (Lumileds), Siemens (Osram), Showa Denko, Toyoda Gosei, and Edison. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Epistar Corporation, Nichia, Philips (Lumileds), and Siemens (Osram). Several substantially larger companies, such as Philips (Lumileds), Siemens (Osram) and Toyoda Gosei, compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Samsung, LG Innotek, Sharp Ltd. and TSMC, have entered into the LED chip and lighting market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies. For example, the Chinese government subsidizes equipment costs, which enables manufacturers in China to remain price competitive and make it very difficult for foreign companies to compete.

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

        LED chips and LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED chips represented 33% and 30% of our revenues for the years ended August 31, 2014 and 2013, respectively. Revenues attributable to the sales of our LED components represented 37% and 39% of our revenues for the years ended August 31, 2014 and 2013, respectively. Although revenues attributable to the sale of lighting products accounted for 24% and 23% of our revenues for the years ended August 31, 2014 and 2013, respectively, we expect to continue to generate our revenues mainly from the sales of LED chips and LED components for the foreseeable future. As such, the continued market acceptance of our LED chips and LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our business, financial condition and results of operations.

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

        If market demand increases and we are not able to increase our capacity or if we experience delays or unforeseen costs in increasing our capacity levels, we may not be able to achieve our financial targets. Alternatively, as market demand decreases or as market supply surpasses demand, we may not be able to reduce manufacturing expenses or overhead costs proportionately. If an increase in supply outpaces the increase in market demand, or if demand decreases, the resulting oversupply could adversely impact our sales and result in the underutilization of manufacturing capacity, high inventory levels, changes in revenue mix and rapid price erosion, which would lower our margins and adversely impact our financial results. For example, over the past few years, we recorded significant excess capacity charges as we suffered from underutilization of our manufacturing capacity as a result of a decrease in customer demand, and significant write-downs of inventories as a result of a decline in their average selling prices. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our margins and operating results.

Our ongoing cost reduction efforts may not be effective, might have unintended consequences, and could negatively impact our business.

        Beginning in our fiscal 2014, we initiated actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In connection with the implementation of our cost reduction program, we developed a strategic plan to address areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment, de-emphasizing LED chips sales (but placing a greater emphasis on the sale of LED components) in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies.

        Despite our planning, some cost-cutting measures could have unexpected negative consequences. As part of our ongoing cost reduction efforts, we may reduce our work force further and experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. While our cost reduction efforts reduced, or are expected to reduce, our operating costs, we cannot be certain that all efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future.

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

If LEDs fail to achieve widespread adoption in the general lighting market, or if alternative technologies gain market acceptance, our prospects will be materially and adversely impacted and we may be unable to achieve and maintain our profitability.

        Our LED chips and LED components are primarily sold for use in LED general lighting applications and our lighting products are also oriented to this market. Our financial condition, results of operations and prospects substantially depend on increased market acceptance of LEDs in general lighting globally, and in particular in Asia. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting has only recently begun, is still limited and faces significant challenges. In addition, in fiscal 2014, the demand for medium power multiple LEDs chips increased for general lighting applications, instead of higher power single chip, which is the specialty of SemiLEDs.

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

        We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older chips inventory. In particular, we sold a significant volume of a category of lower-priced LED components designed to meet our customers' demand. While such a shift in product mix decreased our average selling price, lower than expected sales volume harmed our revenues and gross margin in fiscal 2014. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our EV LED product series of LED chips (particularly the UV market) and continue to expand the lower-priced LED components as appropriate. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

        As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd-Frank Act, in August 2012 the SEC promulgated final rules regarding annual disclosures by public companies of their use of certain minerals and metals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo, or the DRC, and adjoining countries, and their efforts in to prevent the sourcing of such conflict minerals from these countries. These conflict minerals are commonly referred to as "3TG" and include tin, tantalum, tungsten, and gold. These rules require us to ascertain and disclose the origin of some of the raw materials that we use, including gold, annually no later than May 31 of each year. We expect to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to our products, processes, or sources of supply as a consequence of such due diligence activities. The implementation of these rules and our compliance procedures could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain sufficient quantities of conflict minerals from such suppliers or at competitive prices. Also, our reputation with our customers, shareholders and other stakeholders could be damaged if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. If we cannot guarantee that all of our products exclude conflict minerals sourced from the DRC or adjoining countries, certain of our customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and financial condition may be adversely affected.

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

        We were incorporated in January 2005 and our first sales of LED chips occurred in November 2005. In the past, we have experienced revenue declines and incurred net losses. For the years ended August 31, 2014 and 2013, we incurred significant net losses attributable to SemiLEDs stockholders of $24.5 million and $43.7 million, respectively. Our limited operating history, combined with the rapidly evolving nature of the LED industry in which we compete, may not provide an adequate basis for you to evaluate our operating and financial results and business prospects. In addition, we only have limited insight into emerging trends that may adversely affect our business, prospects and our operating results. As such, our limited operating history may impair our ability to accurately forecast our future performance.

We may not be able to effectively expand our production capacity or upgrade our production facilities or do so in a timely or cost-effective manner, which could prevent us from growing our sales, margins and market share.

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

        We had experienced a period of significant growth prior to the recent changes to the market and our business that resulted in net losses for the past few years. However, we intend to continue to upgrade our business and operations in Taiwan, as appropriate, including a focus on the introduction of new products and improving our production yields, with a view to positioning us to capture future growth of the market and our business.

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

        Our revenues are highly concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong), as well as in Russia in fiscal 2013. Net revenues generated from sales to customers in Taiwan, the United States and China, in the aggregate, accounted for 61% and 54% of the Company's net revenues for the years ended August 31, 2014 and 2013, respectively. Net revenues generated from sales to customers in Russia accounted for 2% and 9% of the Company's net revenues for years ended August 31, 2014 and 2013, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the banking crisis in Cyprus in March 2013 on the Russian economy, which have led to significantly reduced and/or delayed purchases of our products by these customers. Furthermore, the reduction in LED street and tunnel lighting projects financed by the Chinese government and aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Starting in March 2014, as a result of Russia's military intervention in Ukraine and annexation of Crimea, the United States and European Union have imposed and extended sanctions on certain individuals and financial institutions and have proposed to use broader economic sanctions. Russia also imposed reciprocal sanctions against the United States and European Union. If the confrontation worsens, our business in Russia and/or related markets could be adversely affected as a result of potential trade sanctions or economic uncertainty or slowdown. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

We may not succeed in cost-effectively producing LED chips using larger wafer sizes.

        We expect to have to continually develop new technologies that allow us to produce LED chips using larger wafer sizes. We believe larger wafer sizes will enable us to reduce the per-unit costs of our products and allow us to compete more effectively against companies that already possess or are developing such technologies. However, growing epitaxial layers on larger wafers generally involves processes that are materially more difficult than on smaller wafers. In addition, the cost of larger wafers is also significantly higher than smaller wafers. Therefore, if we are unable to manufacture LED chips on larger size wafer with acceptable yield and consistency, the higher cost of the wafer may not be justifiable and we will not able to reduce the per-unit cost of such LED chips to compete effectively against our competitors. We are currently manufacturing our LED chips using 4" wafer technology. We have improved and increased our production yields to reduce the per-unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation.

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

        Introduction of new products and manufacturing processes are often characterized by lower yields in the initial commercialization stage. LED chip and component manufacturing is complicated and consists of many layers of complex materials that must interact with each other. In addition, when we introduce new products and processes we often use new chemical solutions and chemical compounds with which we have less experience. We must analyze how the various solutions, compounds and layers of materials interact with each other and perform as parts of the LED chip structure. It takes time for us to analyze the data from our initial manufacturing runs and optimize our processes, and over time we generally achieve higher yield rates as we gain more experience with the product or processes. During our fiscal 2014, we improved and increased our production yields to reduce the per-unit cost of production for our new EV LED chips and the LED components that incorporate such chips; however, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. In the past, we have experienced difficulties in achieving acceptable yields when introducing new products or new manufacturing processes, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our business.

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

        Our distribution strategy limits the sales of our LED components as we are selling only in countries that may not necessarily have the highest demand or market potential. The intellectual property rights related to LED components are particularly complex and characterized by aggressive enforcement of those rights. To minimize the likelihood that one of our competitors or another third party will assert a claim related to our LED components, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has historically been more limited as identified below, because we believe that, given our early stage of development, it is important for us to consciously manage our exposure to litigation. Any such litigation, whether with or without merit, could divert our management, financial and other resources away from our business and thereby have a negative impact on our continued development and growth. Consistent with this strategy, we currently limit sales of our LED components to distributors and end-customers mainly in Taiwan, China, Republic of Turkey, and other countries in which we believe cost of litigation is low. We do not currently sell our LED components in all countries that meet, what we believe to be, an acceptable litigation risk profile. We review profiles of different countries and may determine from time to time that we should sell our products in one or more additional countries that meet our litigation risk profile for sale of our LED components. However, we may not be able to identify additional countries that we find to be suitable markets for these products. We have considered the potential loss of revenues and income that we may suffer as a result of our strategy to sell only in certain select countries and have concluded that, on balance, the potential loss of such revenues and income is not outweighed by the potential litigation risks. Also, there can be no guarantee that, by selling our LED components in these countries, we have not exposed our intellectual property rights, including our patents, to infringement by others. With respect to any potential infringement of our patents and other intellectual property rights by others in countries where we currently sell our LED components, we have considered the potential loss of revenues and income that we may suffer associated with such sales and have made a business judgment that the benefits outweigh any potential loss. In addition, if the countries in which we currently sell our LED components increase their enforcement of intellectual property rights, the risk of litigation would materially increase and our ability to continue to sell our LED components in these markets may be materially and adversely affected. Sales of our LED components and our other products may also be limited in the event that they are subsequently shipped or otherwise resold in a country and a claim is brought against us or our customer pursuant to the intellectual property laws of the country of final destination.

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

        As with our LED components, to minimize the likelihood that one of our lighting fixture competitors or another third party will assert an intellectual property right related to our lighting fixtures, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has been more limited. Our sales of lighting products to customers in the United States decreased significantly in fiscal 2013 and 2014. This distribution strategy may limit our sales to countries that do not have the highest demand or market potential, and raise similar issues and risks to those raised with respect to our use of this strategy in connection with marketing our LED components.

We derive a significant portion of our revenues from a limited number of customers, including distributor customers, and generally do not enter into long-term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers, or the failure by one of these customers to pay, could adversely affect our operating results and financial condition.

        We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2014 and 2013, our top ten customers collectively accounted for 45% and 35%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2014 and 2013, sales to our three largest customers, in the aggregate, accounted for 26% and 14% of our revenues, respectively.

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

        In addition, competition for experienced employees in our industry can be intense, and we may not be successful in recruiting, motivating or retaining sufficiently qualified personnel on terms that are reasonable, or at all. Cyclical volatility in our industry and in our business may aggravate this problem. For example, the challenges we faced in fiscal 2013 and fiscal 2014 relating to loss of market share and a sustained decrease in the market price of our common stock, among others, could impact our ability to attract and retain employees. When consumer demand for our products is reduced or delayed, we expect lower net revenue and reduced profitability. When our stock price declines, our equity incentive awards may lose retention value. In response to such downturns, we may also implement cost reduction initiatives, including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work-weeks and involuntary salary reductions. Layoffs during an industry downturn could make it more difficult for us to retain key talent and staff members, or to rehire employees should business improve.

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

We may be exposed to litigation, which could adversely affect our financial condition and results of operations.

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

        As part of our business strategy, we have and may continue to pursue acquisitions of businesses and assets, strategic alliances and joint ventures. Goodwill is recognized when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. We are required to test goodwill on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including property, plant and equipment and intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable.

        In addition, some of our investments are accounted for under the equity method of accounting, which we record our proportionate share of their net income or loss, or using the cost method. However, they must also be tested for impairment. For the investments we account for under the equity method or the cost method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that impairment is indicated, we would be required to take an immediate non-cash charge to earnings, which could adversely impact our operating results. During our fiscal 2013, we experienced a significant reduction to our earnings as a result of impairment charges on our long-lived assets, goodwill, and our investments accounted for under the equity method and the cost method of accounting; see Note 3, "Balance Sheet Components—Property, Plant and Equipment—Intangible Assets; and—Goodwill" and Note 5, "Investments in Unconsolidated Entities," of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report for detailed information.

We may undertake joint ventures, investments, acquisitions and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

        We have grown our business in part through strategic alliances and acquisitions. For example, we formed China SemiLEDs in January 2010 to focus on the growing market in China; we acquired Silicon Base Development, Inc., or SBDI, in April 2010 to process LED chips into LED components; in August 2011, we acquired 51% equity interest in Ning Xiang, an additional 15% interest acquired in April 2013 and an additional 21% interest acquired in November 2013, among other things, to assist with market intelligence; and in July 2013, we acquired an additional LED components production line to expand our LED components production and research and development capabilities, and broaden our LED components portfolio. As we experienced with China SemiLEDs, such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings.

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

        Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the years ended August 31, 2014 and 2013, 44% and 40%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

If the U.S. dollar or other currencies in which our sales, raw materials, component purchases and capital expenditures are denominated fluctuate significantly against the New Taiwan, or NT, dollar and other currencies, our profitability may be seriously affected.

        We have significant foreign currency exposure, and are primarily affected by fluctuations in exchange rates among the U.S. dollar, the NT dollar, the Japanese Yen and other currencies. A portion of our revenues and expenses are denominated in currencies other than NT dollars, primarily U.S. dollars. We do not hedge our net foreign exchange positions through the use of forward exchange contracts or otherwise and as a result we are affected by fluctuations in exchange rates among the U.S. dollar, the NT dollar and other currencies. Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations.

The PRC government's control of currency conversion and changes in the exchange rate between the Renminbi and other currencies could negatively affect our financial condition and our ability to pay dividends.

        The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 10% of our revenues for both the years ended August 31, 2014 and 2013.

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

        In December 2010, our common stock was approved for listing on The NASDAQ Global Select Market and continues to be listed on The NASDAQ Global Select Market. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the Global Select Market, including among other things, a minimum stockholders' equity of $10.0 million and a minimum bid price for our common stock of $1.00 per share. On July 15, 2014, the closing minimum bid price of our common stock dropped below $1.00. On August 26, 2014, we received a letter from The NASDAQ Stock Market notifying us that we were not in compliance with the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Select Market. The NASDAQ Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, due to our common stock having traded for 30 consecutive business days below the minimum closing bid price requirement, we no longer met that requirement at that time. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided a cure period until February 23, 2015, to regain compliance with NASDAQ Listing Rule 5450(a)(1). To regain compliance, our common stock is required to have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

        The Company is currently evaluating various alternative courses of action to regain compliance with the NASDAQ minimum bid price requirement. There can be no assurance that we will be able to implement our plan, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

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

        As of November 30, 2014, 28.4 million shares of common stock were issued and outstanding, including approximately 6.0 million shares of common stock issued in the initial public offering, which are freely tradable without restriction by non-affiliates. Certain stockholders owning more than a majority of our outstanding shares of common stock are entitled, under agreements providing for registration rights, to cause us to register those shares under the Securities Act of 1933, as amended, or the Securities Act, for public sale in the United States. As of the date hereof, we have not received any such request to register shares. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of such registration. In addition, certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliate and persons who have been affiliates in the last three months, would be subject to volume limitations and certain other restrictions under Rule 144, including that we are current in our SEC filings. In general, Rule 144 provides that any of our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we are current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

        We have also filed registration statements on Form S-8 under the Securities Act to register approximately 5.7 million shares for issuance pursuant to options or other rights to purchase common stock under our equity incentive plans. These shares can be freely sold in the public market upon issuance and once vested, subject to the applicable plan and/or the agreements entered into with holders of options or other rights to purchase common stock in connection with the issuance of such options or other rights to purchase common stock.

Our directors, executive officers and principal stockholders have substantial control over us and will be able to influence corporate matters.

        As of November 30, 2014, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, nearly one-half of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following are significant manufacturing and office facilities that we own or lease as of August 31, 2014:

  •
  We own a five-story building located in Hsinchu Science Park, Taiwan. We occupy approximately 128,800 square feet of the building, and we lease approximately 50,100 square feet of the building to a third party tenant. Approximately 47% of our occupied space in the building is devoted to our manufacturing operations. We lease the land on which the building is situated from the Science Park Administration in Hsinchu.

  •
  Ning Xiang leases a total of approximately 22,100 square feet of manufacturing facilities and office space in Luzhu, Taoyuan County, Taiwan, of which approximately 65% is devoted to manufacturing operations.

  •
  We lease a total of approximately 1,300 square feet of office spaces in Shenzhen, China for sales and support functions.

  •
  Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc, which leases a total of approximately 15,500 square feet of manufacturing facilities and office space in Hsinchu Science Park, Taiwan, of which approximately 48% is devoted to manufacturing operations.

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

        On July 10, 2013, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and directors, styled as Huard v. SemiLEDs Corporation, et al., alleging violations of the U.S. federal securities laws. On July 31, 2013, a second investor filed a complaint, styled as Mohammad v. SemiLEDs Corporation, et al. On September 30, 2013, the Court appointed Mohammad Yasir as lead plaintiff and Pomerantz Grossman Hufford Dahlstrom & Gross LLP as lead counsel. On November 15, 2013, the lead plaintiff filed its Amended Complaint, styled as In re SemiLEDs Corporation Litigation, Civil Action No. 1:13-cv-04776-DLC (S.D.N.Y.). The Amended Complaint alleged one count of violation of Section 10(b) of the Exchange Act and one count of violation of Section 20(a) of the Exchange Act, both arising out of alleged misstatements made by us and certain of our current and former officers and directors in connection with our initial public offering and our results in the first, second, and third quarter of 2011. On February 20, 2014, the plaintiffs filed a notice of voluntary dismissal of the action. On February 21, 2014, the Court signed the notice of dismissal and the case was closed. There were no material pending legal proceedings and claims as of August 31, 2014.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information for our Common Stock

        Our common stock has been traded on the NASDAQ Global Select Market under the symbol "LEDS" since December 8, 2010. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ:

Fiscal Year 2013	High	Low
First Quarter (September - November 2012)	$2.22	$1.03
Second Quarter (December 2012 - February 2013)	$1.12	$0.60
Third Quarter (March - May 2013)	$2.44	$0.68
Fourth Quarter (June - August 2013)	$2.09	$0.79

Fiscal Year 2014	High	Low
First Quarter (September - November 2013)	$1.45	$0.84
Second Quarter (December 2013 - February 2014)	$1.59	$0.92
Third Quarter (March - May 2014)	$1.66	$0.90
Fourth Quarter (June - August 2014)	$1.14	$0.72

        There were 82 holders of record of our common stock as of November 30, 2014.

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

Recent Sales of Unregistered Securities

        None.

Use of Proceeds from Initial Public Offering

        On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for the initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through August 31, 2014, we had used $30.2 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, purchase additional reactors and other manufacturing equipment and pay for leasehold improvements. We also used $8.4 million to acquire and invest in other businesses, and $50.9 million for working capital and other general corporate purposes.

        There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b), except that we no longer expect to use a portion of the proceeds to build a test line and for research and development expenses related to LED chip production based on 6² wafers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2014.

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

        We sell blue, white, green and UV LED chips under our MvpLED brand to a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). We also sell our new EV LED product series in blue, white, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Our lighting products customers consist primarily of ODMs of lighting products and the end-users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

        We are a holding company for various wholly and majority owned subsidiaries and joint ventures. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. As of August 31, 2014, we also owned a 87% interest in Ning Xiang, which consisted of a 51% interest that we acquired in August 2011, an additional 15% interest acquired in April 2013 and an additional 21% interest acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sales of lighting fixtures and systems.

        We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of August 31, 2014, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. Originally, we and the other investor each owned a 50% equity interest in the joint venture. In January 2014, we participated in SILQ's capital increase and contributed $76 thousand. Following this capital increase, our equity interest in SILQ was diluted from 50% to 49%. In April 2014, we sold part of our equity interest in SILQ to the other investor in SILQ for a cash consideration of $114 thousand. Upon consummation of the sale, our equity interest in SILQ was reduced from 49% to 33%. We subsequently invested $130 thousand in SILQ's capital increase and our equity interest remains unchanged.

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

  •
  Changes in our product mix.  We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chip where we have been forced to cut prices on older inventory. In particular, we sold a significant volume of a category of lower-priced LED components designed to meet our customers' demand. While such a shift in product mix decreased our average selling price, the significant sales volume helped to improve revenues and gross margin in fiscal 2012 and 2013. However, lower than expected sales volume as a result of intense competition harmed our revenues and gross margin in fiscal 2014. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our new EV LED product series of LED chips (particularly the UV market) and adjust the lower-priced LED components strategy as appropriate. However, as we expand and diversify our product offerings and with varying average selling prices, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

  •
  Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per-unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED development and production equipment if we are to grow.

  •
  Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. In June 2013, we expanded our UV LED product portfolio with the launch of mid- and high-power product series designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. We also broadened our LED components portfolio through an acquisition in July 2013. Our near-term success will depend upon how attractive these products are to our customers versus competitors' offerings and our customers' willingness and promptness in qualifying our new products. In November 2013, we launched a new 10-watt M63 RGBW integrated 6363 LED, capable of delivering over 410 total lumens of combined red, green, blue and white light output. The M63 RGBW LED component integrates our vertical LED structure, white color chip and ceramic packaging technologies, designed for a wide range of color-changing applications, including entertainment lighting (such as stage lights, backdrops and spotlighting), large scale displays, and architectural lighting. This compact multi-color LED component offers our customers easy color mixing and higher integration that simplifies the design of lighting fixtures and reduces the number of LED components used. In August 2014, we introduced a line of 80x80mil rugged metal LED chips, which include white, blue, and UV variations, and provide packagers and integrators with a wider variety of high-efficiency/high-output choices to address the growing number of applications in both the commercial lighting and industrial spaces. In addition, we launched a new Enhanced Flip Chip, or EF, LED series and our newest line of white chip scale packages, the ReadyMount™ Enhanced CSP, or EC series. The EF series launched with the EF-B40, a blue 40-mil flip chip that simplifies the packaging and integration process by eliminating wire-bonding while increasing both lumen-density and decreasing the lumen-per-dollar value proposition while enabling packagers to use standard surface mount assembly techniques. By combining SemiLEDs's Enhanced Flip chip approach with our innovative ReadyWhite™ phosphor technology, the EC delivers unprecedented flexibility, reliability and manufacturability in a single 1.4mm × 1.4mm low profile device. Rated for input power of up to 3W, the EC is a fully packaged white emitter SMD component, ready for surface mounting on any board level module or COB application, lowering capital costs and enabling extremely high lumen density configurations.

  •
  General economic conditions and geographic concentration.  Many countries including the United States and the European Union members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, some of our customers in Russia have experienced temporary liquidity constraints as a result of the impact of the banking crisis in Cyprus in March 2013 on the Russian economy, which have led to significantly reduced and/or delayed purchases of our products by these customers. Furthermore, the reduction in LED street and tunnel lighting projects financed by the Chinese government and aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Starting in March 2014, as a result of Russia's military intervention in Ukraine and annexation of Crimea, the United States and European Union have imposed and extended sanctions on certain individuals and financial institutions and have proposed to use broader economic sanctions. Russia also imposed reciprocal sanctions against the United States and European Union. If the confrontation worsens, our business in Russia and/or related markets could be adversely affected as a result of potential trade sanctions or economic uncertainty or slowdown. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2014 and 2013, sales to our three largest customers, in the aggregate, accounted for 26% and 14% of our revenues, respectively.

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

  •
  Our ability to realize our strategic initiatives.  We have grown our business in part through strategic alliances and acquisitions. For example, our China strategy was initially premised on continuing our growth in China through China SemiLEDs. The launch of China SemiLEDs was not successful. As the world's second largest economy and one that is geographically close to our manufacturing operations, China continues to represent a key market for our products and we have been working towards formulating certain strategic alternatives to exploit the opportunities that it presents, including, but not limited to, developing and expanding our direct sales force and distribution channels through local third-party distributors. In addition, we continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions, such as acquisitions or divestitures. For example, in July 2013, we acquired an LED component production line and related technology from certain third parties. This acquisition helped us expand our production capacity for LED components, and strengthen our product portfolio, technology and know-how related to LED components.

  •
  Declining cash position.  Our cash and cash equivalents decreased $23.6 million in our fiscal 2014 due to the combination of our net loss, payments related to acquisition of business and long-term debt, an increase in inventory and a decrease in accounts payable balances, and cash outlays for fixed assets to expand our Chu-Nan Facility for the relocation and consolidation of our manufacturing operations at Sinwu, Taiwan. We have initiated actions to accelerate operating cost reductions and improve operational efficiencies. In the first quarter of our fiscal 2015, we have started to realize the benefits of operating cost reductions, such as savings on lease and overhead costs related to the Sinwu Facility, lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see "Critical Accounting Policies and Estimates—Basis of Presentation—Going Concern" for more information about our liquidity plans.

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

        Our larger customers typically provide us with non-binding rolling forecasts of their requirements for the coming one to three months; however, recent global economic uncertainty and weakness has led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. Our customers may increase, decrease, cancel or delay purchase orders already in place, with no material consequences to the customer. As a result, we may face increased inventories and our backlog may decline as a result of any economic downturn or material change in market conditions or economic outlook. We price our products in accordance with prevailing market conditions, taking into account the technical specifications of the product being sold, the order volume, the strength and history of our relationship with the customer, our inventory levels and our capacity utilization. When average selling prices drop, as they did in the years ended August 31, 2014 and 2013, inventory write-downs to net realizable values may also result.

        Our customers for LED chips consist of both packagers and distributors who sell our LED chips to their packaging customers. Packagers in turn sell their packaged LED components to end-users of lighting devices. Our customers for LED components consist primarily of distributors and end-customers in selected markets. Our lighting product customers consist primarily of ODMs of lighting products and the end-users of these lighting devices. Distributors accounted for 17% and 20% of our revenues for the years ended August 31, 2014 and 2013, respectively. Our revenues attributable to our ten largest customers accounted for 45% and 35% of our revenues for the years ended August 31, 2014 and 2013, respectively.

        Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from these countries, in the aggregate, accounted for 61% and 54% of our net revenues for the years ended August 31, 2014 and 2013, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

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

        Our cost of revenues also includes excess capacity charges as a result of the underutilization of our manufacturing capacity and inventory valuation adjustments to write down our inventories to their estimated net realizable values as a result of declines in their average selling prices.

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

        Impairment of long-lived assets.    During the years ended August 31, 2013, we recognized impairment charges of $10.1 million on our property, plant and equipment due to the underutilization of a significant portion of our manufacturing facilities, which in turn was due to declining sales as a result of reduced customer demand and intense competition within the LED industry. During the year ended August 31, 2013, we also recognized an impairment charge of $0.8 million on our intangible asset for customer relationships that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011.

        Goodwill impairment.    We did not recognize any impairment charge in the year ended August 31, 2014. In the third quarter of fiscal 2013, we performed an interim goodwill impairment test and wrote down goodwill assigned to the Ning Xiang reporting unit to its implied fair value of zero. The decline in the implied fair value of the Ning Xiang reporting unit goodwill and the resulting impairment loss was primarily driven by our updated long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates that we developed at the time of the acquisition in August 2011.

  Other Income (Expense)

        Impairment loss on investment.    In the third quarter of fiscal 2013, we reviewed the operating performance and financial condition of HPO, an equity investment we account for using the cost method, based on the latest available financial statements of the investee and other publicly available information. We considered the extent and duration of time to which the fair value of the investment has been less than the carrying amount, the financial condition of the investee and prospect for recovery in the near term, and recognized an other-than-temporary impairment loss of $1.9 million on our investment in HPO during the year ended August 31, 2013. The fair value of the investment was determined based on our best estimate of the amount that could be realized from the investment, which considered the latest audited net asset value reported by the investee and events that have occurred after the investee's balance sheet date, including the issuance price for new common shares in a private placement. We believe the estimated fair value reflected the exit price from a market participant's perspective as of August 31, 2013. We did not recognize any impairment loss on investment in the year ended August 31, 2014.

        Equity in losses from unconsolidated entities, net.    Loss from unconsolidated entities consists of our portion of the income or losses of SILQ. The entity has been accounted for using the equity method of accounting, and as such, we generally recognize our portion of the net income or loss from the entity in our consolidated statements of operations. We report our investment in the entity as investments in unconsolidated entities on our consolidated balance sheets and such investment amounts are initially stated at cost, and subsequently adjusted for our portion of equity in undistributed earnings or losses. If the value of our investment in such entities declines, and the decline is determined to be other-than-temporary, the investment would be written down to fair value.

        Interest income(expense), net.    Interest income (expense), net consists of interest income and interest expense. Interest income represents interest earned from our cash, cash equivalents and/or short-term investments deposited with commercial banks in the United States and Taiwan. As of August 31, 2014 and 2013, we had cash and cash equivalents of $12.6 million and $36.3 million, respectively, which consisted of time deposits with initial maturity of greater than three months. Interest expense consists primarily of interest on our long-term borrowings and/or short-term lines of credit with certain banks in Taiwan. As of August 31, 2014 and 2013, we had long-term debt totaling $6.2 million and $8.5 million as of August 31, 2014 and 2013, respectively.

        Other income, net.    Other income (expense), net consists primarily of rental income from the lease back of second floor of our Hsinchu building to the original owner, net of related depreciation charge, and income recognized from the assignment of 13 patents to China SemiLEDs.

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

        Taiwan tax treatment.    The corporate income tax rate in Taiwan is 17%. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 10%. Beginning in our fiscal 2014, the AMT rate has been increased to 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company's stockholders and is payable in the subsequent year. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2014 and 2013, we do not expect to pay such taxes on undistributed earnings.

        Taiwan SemiLEDs enjoyed tax credits of up to 20% under the Statute for Upgrading Industries for its investments in township areas in Taiwan with limited resources or with slow development. Such tax credits can be applied over a period of four years and expired in our fiscal year ended August 31, 2014. Certain of our consolidated and majority owned subsidiaries in Taiwan are entitled to certain tax credits under the Statute for Industrial Innovation. A Taiwan company is entitled to apply for a tax credit of up to 15% of the aggregate amount invested in research and development if the amount of such credit does not exceed 30% of its income tax payable for that year. Any unused credit cannot be carried over to later years.

        Prior to our fiscal 2013, Taiwan SemiLEDs was entitled to certain tax exemption under the Statute for Upgrading Industries for income attributable from the use of equipment that we previously purchased to manufacture blue and green LED wafers and LED chips funded in whole or in part by proceeds from its initial capital investments and subsequent capital increases. Such tax exemption was available either to the shareholder of Taiwan SemiLEDs or, if we so determine, to Taiwan SemiLEDs itself. In addition, certain of our consolidated and majority owned subsidiaries in Taiwan were entitled to certain tax incentives under the Statute for Upgrading Industries for research and development expenses, employee training expenses and investments in automation equipment and technology. Both the tax exemption and tax credits expired in our fiscal 2013.

        As of August 31, 2014, we had total foreign net operating loss carryforwards of $79.5 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will begin expiring in various amounts beginning in our fiscal 2014. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

  Net Loss Attributable to Noncontrolling Interests

        Net loss attributable to noncontrolling interests.    Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of our acquisition in August 2011, which was reduced to 34% beginning in April 2013 and further reduced to 13% beginning in November 2013, as we acquired an additional 15% interest in April 2013 and an additional 21% interest in November 2013. The noncontrolling interests in Ning Xiang are reported in the consolidated statements of operations as part of consolidated net income (loss) and in the consolidated balance sheets as part of equity. Net loss attributable to noncontrolling interests represents the share of the net loss of Ning Xiang held by the noncontrolling holders.

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

  Basis of Presentation—Going Concern

        Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support our working capital requirements. As described in Note 2 to our consolidated financial statements, since 2012 we have suffered significant recurring losses from operations, negative gross margins, and net usages of cash flows from operations. Further, our cash and cash equivalents are down to $12.6 million at August 31, 2014. These facts and conditions raise initial substantial doubt about our ability to continue as a going concern. However, management has developed a liquidity plan as explained in Note 2 to our consolidated financial statements, which is summarized below, that if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time.

  •
  Raise approximately $5 million cash through the private placement of additional common shares of the Company to an investor (See Note 16 to our consolidated financial statements);

  •
  Improve operating cash flows through cost reductions and the sales of new higher margin products. Management has implemented cost reductions that include the closing and relocation of the manufacturing operations at our Sinwu facility, the consolidation of our facilities, and workforce reductions. We recently secured our first design-win for its UV LED product with a leading cosmetic manufacturer and expect to begin commercial sales of this new product in our fiscal second quarter of 2015. This is expected to have a positive impact on our future gross margin, operating results and cash flows;

  •
  Reduce planned capital expenditures and research and development costs for the fiscal year ending August 31, 2015. Management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures further, which could adversely impact future sales. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility;

  •
  Utilize the $1 million available line of credit if necessary; and

  •
  Raise additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary.

        While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2015, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

  Inventory Valuation

        Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence and we write-down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers' demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write-down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write-downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory write-downs totaled $3.2 million for the year ended August 31, 2013 and $2.3 million for the year ended August 31, 2014. A majority of our inventory write-downs during the years ended August 31, 2014 and 2013 was related to finished goods and work in process, primarily as a result of a decline in the average selling prices.

  Income Taxes

        We are subject to income taxes in both the United States and foreign jurisdictions. Significant management judgment is required in determining our income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or when loss or credit carryforwards are utilized. Realization of these deferred tax assets is dependent on our ability to earn future taxable income against which these deductions, losses and credits can be utilized. Therefore, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, a valuation allowance is established. These estimates and judgments about our future taxable income are based on assumptions that are consistent with our future plans. A net cumulative loss in recent years is a significant piece of negative evidence in determining the realization of the benefits of deferred tax assets. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We have provided a full valuation allowance on our deferred tax assets because our cumulative losses in recent years causes us to believe that realization of our deferred tax assets is not more likely than not.

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

  Impairment of Long-lived Assets

        In assessing the recoverability of our long-lived assets, we first, determine whether indicators of impairment are present. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. Second, if we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows expected to be generated from the use and eventual disposal of the potentially impaired assets are less than the carrying amount. Third, if such estimated undiscounted cash flows do not exceed the carrying amount, we estimate the fair value of the asset and record an impairment charge if the carrying amount is greater than the fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary. We group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated, or an asset group. We determined that we have two asset groups for impairment testing purposes, one of which is associated with the manufacture and sale of LED chips and LED components, and the other is associated with our Ning Xiang subsidiary, which is engaged in the manufacture and sale of lighting fixtures and systems.

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

        During the years ended August 31, 2013, we recognized impairment charges of $10.1 million on our property, plant and equipment due to the underutilization of a significant portion of our manufacturing facilities, which in turn was due to declining sales as a result of reduced customer demand and intense competition within the LED industry. During the year ended August 31, 2013, we also recognized an impairment charge of $0.8 million on our intangible asset for customer relationships that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011. (See notes 3 and 13 to the consolidated financial statements).

        During the year ended August 31, 2014, sales of LED chips and LED components were significantly lower than projected primarily because further declines in average selling prices. Also, our market capitalization, based on the quoted price of our shares, is now significantly below our consolidated net book value. Consequently, we concluded that these were indicators of potential further impairment of our long-lived assets. The significant assumptions used in determining the estimated undiscounted cash flows for the LED chips and components asset group were revised to reflect the new operation status. This included downward revisions to the average selling price and revenue compound average growth rates. Based on this assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value by 3.3%. Consequently, no further asset impairment was recognized during the year ended August 31, 2014.

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

        The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 29, 2014, the exchange rate was 29.90 NT dollars to one U.S. dollar. On November 28, 2014, the exchange rate was 30.95 NT dollars to one U.S. dollar.

        The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2012	29.86	30.68	28.95	29.93
Fiscal 2013	29.57	30.20	28.95	29.93
Fiscal 2014	29.94	30.60	29.36	29.90
September 2014	30.11	30.48	29.86	30.42
October 2014	30.40	30.45	30.36	30.44
November 2014 (through November 28, 2014)	30.71	30.95	30.47	30.95

(1)
Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

        No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

        The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this "Management's Discussion and Analysis of

Financial Condition and Results of Operations," the following consolidated statement of operations data for the years ended August 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$14,481	100%	$17,967	100%
Cost of revenues	25,792	178%	32,665	182%

Gross loss	(11,311)	(78)%	(14,698)	(82)%

Operating expenses:
Research and development	4,199	29%	4,592	26%
Selling, general and administrative	9,279	64%	11,377	63%
Impairment of long-lived assets	—	—	10,923	61%
Goodwill impairment	—	—	1,077	6%

Total operating expenses	13,478	93%	27,969	156%

Loss from operations	(24,789)	(171)%	(42,667)	(237)%
Other income (expenses):
Impairment loss on investment	—	—	(1,885)	(10)%
Equity in losses from unconsolidated entities, net	(183)	(1)%	(249)	(1)%
Interest income (expenses), net	(83)	(1)%	11	0%
Other income, net	519	4%	213	1%
Foreign currency transaction loss, net	(74)	(1)%	(58)	0%

Total other income (expenses), net	179	1%	(1,968)	(11)%

Loss before income taxes	(24,610)	(170)%	(44,635)	(248)%
Income tax expense	—	—	3	0%

Net loss	(24,610)	(170)%	(44,638)	(248)%
Less: Net loss attributable to noncontrolling interests	(135)	(1)%	(914)	(5)%

Net loss attributable to SemiLEDs stockholders	$(24,475)	(169)%	$(43,724)	(243)%

Year Ended August 31, 2014 Compared to Year Ended August 31, 2013

	Years Ended August 31,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$4,799	33%	$5,466	30%	$(667)	(12)%
LED components	5,360	37%	6,924	39%	(1,564)	(23)%
Lighting products	3,432	24%	4,170	23%	(738)	(18)%
Other(1)	890	6%	1,407	8%	(517)	(37)%

Total revenues, net	14,481	100%	17,967	100%	(3,486)	(19)%
Cost of revenues	25,792	178%	32,665	182%	(6,873)	(21)%

Gross loss	$(11,311)	(78)%	$(14,698)	(82)%	$3,387	(23)%

(1)
Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, third party ancillary equipment that we sold along with our LED products, and the provision of services.

  Revenues, net

        Our revenues decreased by 19% from $18.0 million for the year ended August 31, 2013 to $14.5 million for the year ended August 31, 2014. The $3.5 million decrease in revenues reflects a $1.6 million decrease in revenues attributable to sales of LED components, a $0.7 million decrease in revenues attributable to the sales of lighting products, a $0.7 million decrease in revenues attributable to sales of LED chips and a $0.5 million decrease in other revenues.

        Revenues attributable to the sales of our LED chips represented 33% and 30% of our revenues for the years ended August 31, 2014 and 2013. During the year ended August 31, 2014, the average selling price of our LED chips was 56% lower as compared to the year ended August 31, 2013 and the volume of LED chips sold for the year ended August 31, 2014 was 102% higher than for the year ended August 31, 2013, reflecting primarily our sales of a significant volume of new lower-priced LED chips and clearance of a significant volume of older inventory in our LED chips portfolio at discounted prices.

        Revenues attributable to the sales of our LED components represented 37% and 39% of our revenues for the years ended August 31, 2014 and 2013, respectively. The decrease in revenues attributable to sales of LED components was due to a 37% decrease in the volume of LED components sold, offset in part by a 24% increase in the average selling price of LED components. The volume of LED components sold decreased primarily due to a continued slowdown in demand for a category of older generation products in our LED components portfolio and a decline in sales of a category of lower-priced LED components due to intense competition. In addition, continued weak economic and political and market conditions in Russia, a target market previously significant to us, have also led to reduced purchases of our products by some of our customers. The average selling price of LED components was 24% higher primarily due to a shift in our product mix to a reduced proportion of the lower-priced LED components for the year ended August 31, 2014.

        Revenues attributable to the sales of lighting products represented 24% and 23% of our revenues for the years ended August 31, 2014 and 2013, respectively. Revenues attributable to the sales of lighting products was higher for the year ended August 31, 2013 primarily due to project-based orders for LED lights products. The decrease in revenues attributable to the sales of lighting products was also due to reduced sales reported by Ning Xiang, primarily as a result of increased competition from competitors based in China.

        The decrease in other revenues was primarily due to lower sales of scrap and third party ancillary equipment that we sold along with our LED products.

  Cost of Revenues

        Our cost of revenues decreased by 21% from $32.7 million for the year ended August 31, 2013 to $25.8 million for the year ended August 31, 2014. The decrease in cost of revenues was primarily due to lower sales and inventory write-downs for the year ended August 31, 2014. Our cost of revenues was higher during the year ended August 31, 2013 also due to the significant volume of LED chips sold as a result of inventory clearance. The decreases, however, were offset in part by a $0.9 million increase in excess capacity charge, primarily for our LED components, as a result of low capacity utilization of the additional LED components production line we acquired in July 2013 during the year ended August 31, 2014. Inventory write-downs decreased from $3.2 million for the year ended August 31, 2013 to $2.3 million for the year ended August 31, 2014. A majority of our inventory write-downs during the years ended August 31, 2014 and 2013 was related to finished goods and work in process, primarily as a result of a decline in the average selling prices.

  Gross Loss

        Our gross loss decreased from a loss of $14.7 million for the year ended August 31, 2013 to a loss of $11.3 million for the year ended August 31, 2014. Our gross margin percentage was negative 78% for the year ended August 31, 2014, as compared to negative 82% for the year ended August 31, 2013. Gross margin percentage, although negatively impacted by our sales of a significant volume of LED chips at discounted prices, improved due to lower inventory write-downs.

  Operating Expenses

	Years Ended August 31,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$4,199	29%	$4,592	26%	$(393)	(9)%
Selling, general and administrative	9,279	64%	11,377	63%	(2,098)	(18)%
Impairment of long-lived assets	—	—	10,923	61%	(10,923)	N/A
Goodwill impairment	—	—	1,077	6%	(1,077)	N/A

Total operating expenses	$13,478	93%	$27,969	156%	$(14,491)	(52)%

        Research and development.    Our research and development expenses decreased from $4.6 million for the year ended August 31, 2013 to $4.2 million for the year ended August 31, 2014. The decrease was primarily due to a $0.3 million decrease in salary-related expenses (including stock-based compensation expenses), mainly attributable to employee attrition and reassignment to other functions, and a $0.1 million decrease in materials and supplies used in research and development, primarily as a result of fewer ongoing research and development activities during the year ended August 31, 2014.

        Selling, general and administrative.    Our selling, general and administrative expenses decreased from $11.4 million for the year ended August 31, 2013 to $9.3 million for the year ended August 31, 2014. The decrease was mainly attributable to a $1.3 million decrease in bad debt expense and decreases in various other expenses including depreciation and amortization, insurance, travel related expenses, rent and advertisement of $0.6 million as a result of our cost reduction initiatives. Bad debt expense (including related parties) for the year ended August 31, 2013 was $1.1 million, primarily due to provisions for doubtful accounts receivables from several customers experiencing deteriorating business conditions and/or financial difficulties We have ceased making sales to these customers and initiated legal action on certain of these customers to attempt to collect the amounts due. During the year ended August 31, 2014, we recovered $0.3 million from the collection of previously provided doubtful accounts receivable.

        Impairment of long-lived assets.    We recognized a $10.9 million impairment charge for the year ended August 31, 2013, which consisted of a $10.1 million charge on our property, plant and equipment, and a $0.8 million charge on the intangible asset for customer relationships that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011. The impairment charges on our property, plant and equipment of $10.1 million for the years ended August 31, 2013, were related to machinery and equipment used primarily in the manufacturing of LED epitaxial wafers and chips. The charges stemmed primarily from significant revenue declines and negative gross margins. The impairment charge of $0.8 million for the year ended August 31, 2013 on the intangible asset for customer relationships stemmed primarily from our updated long-term financial forecasts that reflected a lower estimated near-term and longer-term revenues and profitability compared to estimates developed at the time of the acquisition in August 2011. These charges are more fully described in Note 3 in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

        Goodwill impairment.    We recognized a $1.1 million impairment loss during the year ended August 31, 2013 on goodwill that arose from our acquisition of a 51% equity interest in Ning Xiang in August 2011. All of the goodwill was assigned to the Ning Xiang reporting unit. The charge, which stemmed primarily from our updated long-term financial forecasts, is more fully described above in "Impairment of long-lived assets" and in Note 3 in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

  Other Income (Expenses)

	Years Ended August 31,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Impairment loss on investment	$—	—	$(1,885)	(10)%
Equity in losses from unconsolidated entities, net	(183)	(1)%	(249)	(1)%
Interest income (expenses), net	(83)	(1)%	11	0%
Other income, net	519	4%	213	1%
Foreign currency transaction loss, net	(74)	(1)%	(58)	0%

Total other income (expenses), net	$179	1%	$(1,968)	(11)%

        Impairment loss on investment.    We recognized a $1.9 million other-than-temporary impairment loss on our investment in HPO during the year ended August 31, 2013, as more fully described in Note 5 in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

        Equity in losses from unconsolidated entities, net.    We recognized net losses from unconsolidated entities of $0.2 million for both the years ended August 31, 2014 and 2013, which was from our portion of the net losses from SILQ. Net losses from SILQ for the year ended August 31, 2014 included a gain of $37 thousand on the partial sale of our investment in SILQ. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

        Interest income (expense), net.    The decrease in interest income was primarily due to lower average cash balances and lower interest rates.

        Other income, net.    Our other income increased from $0.2 million for the year ended August 31, 2013 to $0.5 million for the year ended August 31, 2014, which was mainly due to the recognition on patents assignment of $0.3 million.

        Foreign currency transaction loss, net.    We recognized net foreign currency transaction losses of $0.1 million for both the years ended August 31, 2014 and 2013, primarily due to the depreciation of the U.S. dollar against the NT dollar during both fiscal years from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary. The losses arising from the U.S. dollar denominated bank deposits during the year ended August 31, 2014 were offset in part by a net foreign currency transaction gain due to the depreciation of Japanese Yen against the NT dollar from a Japanese Yen denominated purchase contract for equipment entered into by Taiwan SemiLEDs.

  Income Tax Expense (Benefit)

	Years Ended August 31,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Income tax expense	$—	—	$3	0%

        We did not recognize any income tax benefit for the year ended August 31, 2014, because although we incurred losses before income tax for most of our subsidiaries for the fiscal year, we provided a full valuation allowance on all deferred tax assets. We recognized an insignificant amount of income tax expense, despite a loss before income taxes, for the year ended August 31, 2013, for a subsidiary company in Taiwan, which is subject to a corporate statutory income tax rate of 17%.

        As of August 31, 2014 and 2013, we recognized full valuation allowances of $38.5 million and $34.0 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2014 and 2013. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

        As of August 31, 2014, we had U.S. federal net operating loss carryforwards of $10.0 million and state net operating loss carryforwards of $0.5 million, which will expire in various amounts beginning in our fiscal 2025 and fiscal 2017, respectively. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and state and local tax laws if we have experienced an "ownership change" in the past, or if an ownership change occurs in the future.

        As of August 31, 2014, we had total foreign net operating loss carryforwards of $79.5 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

  Net Loss Attributable to Noncontrolling Interests

	Years Ended August 31,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(135)	(1)%	$(914)	(5)%

        We recognized net losses attributable to noncontrolling interests of $0.1 million and $0.9 million for the years ended August 31, 2014 and 2013, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013 and further reduced to 13% beginning in November 2013.

Liquidity and Capital Resources

        From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of August 31, 2014 and 2013, we had cash and cash equivalents of $12.6 million and $36.3 million, respectively, which were predominately held in U.S. dollar denominated demand deposits, money market funds and time deposits.

        We have utilized operating lines of credit with certain banks to fulfill our short-term financing needs. We had the following credit facilities with certain banks which provided for approximately $1.0 million and $3.0 million in the aggregate borrowing capacity as of August 31, 2014 and 2013, respectively:

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

        We had no amount outstanding under these credit facilities as of both August 31, 2014 and 2013.

        In April 2013, our majority owned subsidiary entered into a one-year unsecured NT dollar denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. The subsidiary made a partial payment of $0.1 million on the principal loan amount in January 2014 and the final payment in April 2014.

        Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $6.2 million and $8.5 million as of August 31, 2014 and 2013, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of both August 31, 2014 and 2013, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

  •
  The first note payable requires monthly payments of principal and interest in the amount of $14 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of August 31, 2014, our outstanding balance on this note payable was approximately $1.4 million.

  •
  The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014 and, as of August 31, 2014, we had no amount outstanding under this agreement.

  •
  The third note payable requires monthly payments of principal and interest in the amount of $28 thousand over the five-year term of the note with final payment to occur in May 2015 and, as of August 31, 2014, our outstanding balance on this note payable was approximately $0.3 million.

  •
  The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of August 31, 2014, our outstanding balance on this note payable was approximately $2.3 million.

  •
  The fifth note payable, which we entered in January 2013 and had been fully drawn down, requires monthly payments of principal and interest in the amount of $114 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of August 31, 2014, our outstanding balance on this note payable was approximately $2.2 million.

        Property, plant and equipment pledged as collateral for our notes payable were $8.9 million and $13.9 million as of August 31, 2014 and 2013, respectively.

        We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $24.5 million and $43.7 million during the years ended August 31, 2014 and 2013, respectively. Net cash used in operating activities for the year ended August 31, 2014 was $15.7 million. As of August 31, 2014, we had cash and cash equivalents of $12.6 million. We have undertaken initiatives to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. These initiatives include the closing and relocation of the manufacturing operations at our Sinwu Facility, the consolidation of our facilities, workforce reductions, normal attrition, continued focus on managing our cost structure and pursuing opportunities for the most profitable sales of our LED products. We have also identified additional opportunities to generate liquidity through the anticipated sales of excess manufacturing equipment, other financing initiatives and future operating costs reduction activities.

        Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. However, there can be no assurances that our planned activities will be successful in reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us. Please see "Critical Accounting Policies and Estimates—Basis of Presentation—Going Concern" for more information on our liquidity plans.

  Cash Flows

        The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K (in thousands):

	Years Ended August 31,
	2014	2013
Net cash used in operating activities	$(15,698)	$(14,461)
Net cash provided by (used in) investing activities	$(5,503)	$2,180
Net cash provided by (used in) financing activities	$(2,464)	$1,024

  Cash Flows Used in Operating Activities

        Net cash used in operating activities for the years ended August 31, 2014 and 2013 was $15.7 million and $14.5 million, respectively. Cash used in operating activities for the year ended August 31, 2014 was $1.2 million higher, primarily due to a decrease in cash collected from customers, as revenues were $3.5 million lower for the year ended August 31, 2014 than for the year ended August 31, 2013 and because we recovered some long outstanding receivables during the year ended August 31, 2013, offset in part by decreases in cash used to pay for materials and supplies used in production.

  Cash Flows Provided by (Used in) Investing Activities

        Net cash used in investing activities for the year ended August 31, 2014 was $5.5 million, consisting primarily of the purchases of $2.7 million in property, plant and equipment representing primarily the purchases of machinery and equipment and payments for the build out of our manufacturing facility and leasehold improvements, the final payment of $2.1 million for the LED components production line we acquired in July 2013, the placements of $0.4 million in restricted time deposits, primarily for a government sponsored research and development project, the payments for development of intangible assets of $0.3 million, and our investments in SILQ of $0.2 million. These were offset in part by proceeds from the partial sale of our investment in SILQ of $0.1 million, and provided by other investing activities of $0.1 million.

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

  Cash Flows Provided by (Used in) Financing Activities

        Net cash used in financing activities for the year ended August 31, 2014 was $2.5 million, consisting primarily of payments on long-term debt of $2.3 million, payments on lines of credit of $0.2 million and payments of loan from related party of $0.2 million, offset in part by proceeds from the draw down on lines of credit of $0.2 million.

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

Capital Expenditures

        We had capital expenditures of $2.7 million for both the years ended August 31, 2014 and 2013. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

        As of August 31, 2014, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Recent Accounting Pronouncements

        On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on September 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is evaluating the effect that ASU 2014-09 will have on the Company's consolidated financial statements and related disclosures. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company's ongoing financial reporting.

        In June 2014, the FASB issued ASU No. 2014-12 "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The new standard is effective for the Company on September 1, 2016. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company's financial statements.

        In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements—Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". The Update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This Update is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The Update is effective for the Company on September 1, 2017 and management has elected not to early adopt it. When the Update is effective, it could have a material effect on management's assessment of the Company's ability to continue as a going concern.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SemiLEDs Corporation:

        We have audited the accompanying consolidated balance sheets of SemiLEDs Corporation (the "Company") and subsidiaries as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended August 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules for the years ended August 31, 2014 and 2013 included herein. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

        In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemiLEDs Corporation and subsidiaries as of August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules for the years ended August 31, 2014 and 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

Taipei, Taiwan (the Republic of China)
December 12, 2014

SEMILEDS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,649	$36,272
Accounts receivable, net of allowance for doubtful accounts of $1,369 and $1,616 as of August 31, 2014 and 2013, respectively	2,130	2,152
Accounts receivable from related parties, net of allowance for doubtful accounts of $1,397 and $1,395 as of August 31, 2014 and 2013, respectively	41	120
Inventories	9,212	10,500
Prepaid expenses and other current assets	1,909	1,080

Total current assets	25,941	50,124
Property, plant and equipment, net	27,063	30,473
Intangible assets, net	1,586	1,379
Goodwill	59	59
Investments in unconsolidated entities	2,204	2,275
Other assets	764	1,395

TOTAL ASSETS	$57,617	$85,705

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,934	$2,294
Accounts payable	2,675	3,534
Accrued expenses and other current liabilities	4,860	6,825
Deferred income, current portion	—	51

Total current liabilities	9,469	12,704
Long-term debt, excluding current installments	4,256	6,169
Deferred income, net of current portion	—	339

Total liabilities	13,725	19,212

Commitments and contingencies (Note 7)
EQUITY:
SemiLEDs stockholders' equity
Common stock, $0.0000056 par value—75,000 shares and 32,143 shares authorized; 28,424 shares and 27,761 shares issued and outstanding as of August 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	170,953	169,114
Accumulated other comprehensive income	5,583	5,557
Accumulated deficit	(132,630)	(108,155)

Total SemiLEDs stockholders' equity	43,906	66,516
Noncontrolling interests	(14)	(23)

Total equity	43,892	66,493

TOTAL LIABILITIES AND EQUITY	$57,617	$85,705

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2014	2013
Revenues, net	$14,481	$17,967
Cost of revenues	25,792	32,665

Gross loss	(11,311)	(14,698)

Operating expenses:
Research and development	4,199	4,592
Selling, general and administrative	9,279	11,377
Impairment of long-lived assets (Note 3)	—	10,923
Goodwill impairment (Note 3)	—	1,077

Total operating expenses	13,478	27,969

Loss from operations	(24,789)	(42,667)
Other income (expenses):
Impairment loss on investment (Note 5)	—	(1,885)
Equity in losses from unconsolidated entities, net	(183)	(249)
Interest income (expenses), net	(83)	11
Other income, net	519	213
Foreign currency transaction loss, net	(74)	(58)

Total other income (expenses), net	179	(1,968)

Loss before income taxes	(24,610)	(44,635)
Income tax expense	—	3

Net loss	(24,610)	(44,638)
Less: Net loss attributable to noncontrolling interests	(135)	(914)

Net loss attributable to SemiLEDs stockholders	$(24,475)	$(43,724)

Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.87)	$(1.58)

Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	28,141	27,630

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Years Ended August 31,
	2014	2013
Net loss	$(24,610)	$(44,638)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	28	388

Comprehensive loss	$(24,582)	$(44,250)

Comprehensive loss attributable to noncontrolling interests	$(133)	$(904)

Comprehensive loss attributable to SemiLEDs stockholders	$(24,449)	$(43,346)

See notes to consolidated financial statements.

 SEMILEDS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

	Common Stock			Accumulated Other Comprehensive Income		Total SemiLEDs Stockholders' Equity
			Additional Paid-in Capital		Accumulated Deficit		Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE—September 1, 2012	27,470	$—	$167,070	$5,179	$(64,431)	$107,818	$1,033	$108,851
Issuance of common stock under equity incentive plans	291	—	74	—	—	74	—	74
Stock-based compensation	—	—	2,020	—	—	2,020	—	2,020
Purchase of common shares in Ning Xiang from noncontrolling interests	—	—	(50)	—	—	(50)	(152)	(202)
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	378	—	378	10	388
Net loss	—	—	—	—	(43,724)	(43,724)	(914)	(44,638)

BALANCE—August 31, 2013	27,761	$—	$169,114	$5,557	$(108,155)	$66,516	$(23)	$66,493
Issuance of common stock under equity incentive plans	663	—	10	—	—	10	—	10
Stock-based compensation	—	—	1,945	—	—	1,945	—	1,945
Purchase of common shares in Ning Xiang from noncontrolling interests	—	—	(142)	—	—	(142)	142	—
Dilution gain on equity method investment	—	—	26	—	—	26	—	26
Comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	26	—	26	2	28
Net loss	—	—	—	—	(24,475)	(24,475)	(135)	(24,610)

BALANCE—August 31, 2014	28,424	$—	$170,953	$5,583	$(132,630)	$43,906	$(14)	$43,892

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Years Ended August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,610)	$(44,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,614	8,317
Goodwill impairment	—	1,077
Impairment of long-lived assets	—	10,923
Impairment loss on investment	—	1,885
Stock-based compensation expense	1,945	2,020
Bad debt expense	89	1,071
Provisions for inventory write-downs	2,286	3,226
Loss on disposal or write-off of property, plant and equipment	30	417
Equity in losses from unconsolidated entities, net	183	249
Income recognized on patents assignment	(389)	(51)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	49	1,650
Inventories	(1,002)	(579)
Prepaid expenses and other	(5)	43
Accounts payable	(1,134)	292
Accrued expenses and other current liabilities	246	(363)

Net cash used in operating activities	(15,698)	(14,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,682)	(2,716)
Purchase of investments	(206)	(2,873)
Payments related to acquisition of business	(2,069)	(888)
Payments for development of intangible assets	(309)	(429)
Proceeds from sales of short-term investments	—	8,831
Proceeds from sales of investment	114	—
Proceeds from return of investment in unconsolidated entity	—	250
Increase in restricted cash	(386)	—
Other investing activities, net	35	5

Net cash provided by (used in) investing activities	(5,503)	2,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	170	—
Payments on line of credit	(170)	(1,623)
Proceeds from long-term debt	—	4,024
Payments of long-term debt	(2,275)	(1,453)
Proceeds from (payments of) loan from related party	(201)	204
Acquisition of noncontrolling interests	—	(202)
Other financing activities	12	74

Net cash provided by (used in) financing activities	(2,464)	1,024

Effect of exchange rate changes on cash and cash equivalents	42	301

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,623)	(10,956)
CASH AND CASH EQUIVALENTS—Beginning of year	36,272	47,228

CASH AND CASH EQUIVALENTS—End of year	$12,649	$36,272

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$149	$153

Cash paid for income taxes	$4	$17

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$787	$511

Accrual related to acquisition of business	$—	$2,049

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended August 31, 2014 and 2013

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

        As of August 31, 2014, SemiLEDs had eight wholly owned subsidiaries and an 87% equity interest in Ning Xiang Technology Co., Ltd. ("Ning Xiang"). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. ("Taiwan SemiLEDs") located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently take place and where a substantial portion of the assets are held and located. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of August 31, 2014, the Company also owned an 87% interest in Ning Xiang, which consisted of a 51% interest acquired in August 2011, an additional 15% interest acquired in April 2013 and an additional 21% interest acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems.

        SemiLEDs' common shares are listed on the NASDAQ Global Select Market under the symbol "LEDS" since December 8, 2010.

2. Summary of Significant Accounting Policies

        Basis of Presentation—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company's ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

        The Company has suffered losses from operations of $24.8 million, $42.7 million and $36.4 million, gross losses on product sales of $11.3 million, $14.7 million and $5.6 million, and net cash used in operating activities of $15.7 million, $14.5 million and $15.8 million for the years ended August 31, 2014, 2013 and 2012, respectively. Further, at August 31, 2014, the Company's cash and cash equivalents is down to $12.6 million. These facts and conditions raise initial substantial doubt about the Company's ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company's obligations as they become due for a reasonable period of time, and allow the development of its core business.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

2. Summary of Significant Accounting Policies (Continued)

  •
  Raise approximately $5 million cash through the private placement of additional common shares of the Company to an investor (See Note 16).

  •
  Improve operating cash flows by approximately $5 million to $7 million through cost reductions and the sales of new higher margin products. Management has implemented cost reduction that include the closing and relocation of the manufacturing operations at the Company's Sinwu facility, the consolidation of the Company's facilities, and workforce reductions. The Company recently secured its first design-win for its UV LED product with a leading cosmetic manufacturer and expects to begin commercial sales of this new product in its fiscal second quarter of 2015. This is expected to have a positive impact on the Company's future gross margin, operating results and cash flows.

  •
  Reduce planned capital expenditures to approximately $1.1 million and reduce research and development expenditure expenses by approximately $1.8 million for the fiscal year ending August 31, 2015. Management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

  •
  Utilize the $1 million available line of credit if necessary (See Note 6).

  •
  Raise additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary.

        While the Company's management believes that the measures as described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months ending August 31, 2015, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. The consolidated financial statements and schedules do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

2. Summary of Significant Accounting Policies (Continued)

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

        Certain Significant Risks and Uncertainties—The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company's future financial position or results of operations, which risks and uncertainties include, among others: it has incurred significant losses over the past few years, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to grow its revenue and/or maintain or increase its margins, it may experience fluctuations in its revenues and operating results, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

        Concentration of Supply Risk—Some of the components and technologies used in the Company's products are purchased and licensed from a limited number of sources and some of the Company's

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

2. Summary of Significant Accounting Policies (Continued)

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

        The Company keeps its cash and cash equivalents in demand deposits, time deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2014 and 2013, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents by Location	2014	2013
United States
Denominated in U.S. dollars	$7,838	$18,631
Taiwan
Denominated in U.S. dollars	2,909	16,158
Denominated in New Taiwan dollars	834	445
Denominated in other currencies	300	264
China (including Hong Kong)
Denominated in U.S. dollars	262	345
Denominated in Renminbi	505	428
Denominated in H.K. dollars	1	1

Total cash and cash equivalents	$12,649	$36,272

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

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

2. Summary of Significant Accounting Policies (Continued)

        Customers that accounted for 10% or more of the Company's total net accounts receivable as of August 31, 2014 and 2013 consist of the following:

	August 31,
Customers	2014	2013
Customer A	29%	—
Customer B	13%	4%
Customer C	5%	10%
Customer D	0%	19%

        Only one customer accounted for 10% or more of the Company's total net revenues for the years ended August 31, 2014 and 2013, as follows (in thousands, except percentages):

	Years Ended August 31,
	2014		2013
Customer	Amount	% of Revenues	Amount	% of Revenues
Customer E	$1,995	14%	$80	0%

        Net revenues generated from sales to the top ten customers represented 45% and 35% of the Company's total net revenues for the years ended August 31, 2014 and 2013, respectively.

        The Company's revenues have been concentrated in a few select markets, including Taiwan, the United States and China, as well as in Russia in fiscal 2013. Net revenues generated from sales to customers in Taiwan, the United States and China, in the aggregate, accounted for 61% and 54% of the Company's net revenues for the years ended August 31, 2014 and 2013, respectively. Net revenues generated from sales to customers in Russia accounted for 2% and 9% of the Company's net revenues for years ended August 31, 2014 and 2013, respectively.

        Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

        As of August 31, 2014 and 2013, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2014	2013
Cash
Cash and demand deposits	$7,632	$31,257
Cash equivalents
Money market funds	5,017	5,015

Total cash and cash equivalents	$12,649	$36,272

        Foreign Currency—The Company's subsidiaries use the local currency as their functional currency. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

2. Summary of Significant Accounting Policies (Continued)

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

        The estimated useful lives of property, plant and equipment are as follows:

Buildings and improvements	5 to 20 years
Machinery and equipment	1 to 10 years
Leasehold improvements	2 to 10 years
Other equipment	2 to 6 years

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

        Intangible Assets—Intangible assets consist of patents, trademarks, acquired technology and customer relationships. Intangible assets are initially recognized at their respective acquisition costs. All of the Company's intangible assets have been determined to have finite useful lives and are, therefore, amortized using the straight-line method over their estimated useful lives:

Patents and trademarks	5 to 25 years
Acquired technology	4 to 5 years
Customer relationships	5 years

        During the year ended August 31, 2013, the intangible asset for customer relationships arising from the acquisition of a 51% equity interest in Ning Xiang in August 2011 was written down to its fair value of zero before the end of its estimated useful life; see Note 3 for further details.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

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

        Recovery of Investments in Unconsolidated Entities—Management evaluates the recoverability of the carrying amount of the Company's equity investments accounted for using the equity method and cost method when there is an indication of potential impairment. If the estimated realizable value of an equity investment falls below its carrying amount and management determines that this shortfall is other-than-temporary, the carrying amount of such investment is written down to its estimated realizable value. In determining whether a decline in value is other-than-temporary, management considers the length of time and the extent to which such value has been less than the carrying amount, the financial condition and prospects of the investee, and the Company's ability and intent to retain the equity investment for a period of time sufficient to allow for any anticipated recovery in value.

        Income Taxes—The Company accounts for income taxes under the asset and liability method. As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from differing accounting treatment for items such as accruals and allowances that are not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities which are included in the Company's consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company's consolidated statements of operations become deductible expenses under applicable income tax laws or when operating loss or credit carryforwards are utilized. Accordingly, realization of the deferred tax assets is dependent on the

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

2. Summary of Significant Accounting Policies (Continued)

Company's ability to earn future taxable income against which these deductions, losses and credits can be utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the Company's deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period the change in the tax law was enacted.

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

        Advertising Costs—Advertising costs are expensed as incurred. Advertising costs totaled $153 thousand and $212 thousand for the years ended August 31, 2014 and 2013, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

        Segment Reporting—The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company's reportable segments. During the years ended August 31, 2014 and 2013, the Chief Executive Officer has been identified as the chief operating decision maker. The Company's chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 280-10-50-1, "Segment Reporting."

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

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

2. Summary of Significant Accounting Policies (Continued)

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

        Revenues Recognition—The Company recognizes revenues on sales of its products when persuasive evidence of an arrangement exists, the price is fixed or determinable, ownership and risk of loss has transferred and collection of the sales proceeds is probable. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company's warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

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

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

2. Summary of Significant Accounting Policies (Continued)

        In April 2013, SemiLEDs acquired an additional 15% of the outstanding shares of Ning Xiang for cash consideration of $202 thousand, increasing its ownership interest from 51% to 66%. In November 2013, SemiLEDs acquired an additional 21% of the outstanding shares of Ning Xiang, increasing its ownership interest from 66% to 87%. As a result, the difference between the consideration paid and the adjustment to the carrying amount of the noncontrolling interests to reflect SemiLEDs' increased ownership interest in Ning Xiang was recorded as a reduction in additional paid-in capital. Transactions with noncontrolling interests had the following effect on equity attributable to SemiLEDs stockholders (in thousands):

Year Ended August 31, 2014
Net loss attributable to SemiLEDs stockholders	$(24,475)
Transfers to noncontrolling interests:
Decrease in SemiLEDs additional paid in capital for purchase of common shares in Ning Xiang	(142)

Change from net loss attributable to SemiLEDs stockholders and transfer to noncontrolling interests	$(24,617)

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

        See Note 13 for further details.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

3. Balance Sheet Components

  Inventories

        Inventories as of August 31, 2014 and 2013 consist of the following (in thousands):

	August 31,
	2014	2013
Raw materials	$2,792	$2,193
Work in process	1,420	3,865
Finished goods	5,000	4,442

Total	$9,212	$10,500

        Inventory write-downs to estimated net realizable values for the years ended August 31, 2014 and 2013 were $2,286 thousand and $3,226 thousand, respectively.

  Property, Plant and Equipment

        Property, plant and equipment as of August 31, 2014 and 2013 consist of the following (in thousands):

	August 31,
	2014	2013
Buildings and improvements	$14,518	$14,510
Machinery and equipment	68,038	67,109
Leasehold improvements	2,914	3,144
Other equipment	2,652	2,686
Construction in progress	2,395	1,028

Total property, plant and equipment	90,517	88,477
Less: Accumulated depreciation, amortization and impairment	(63,454)	(58,004)

Property, plant and equipment, net	$27,063	$30,473

        In connection with the termination of the lease for the Company's manufacturing operations at Sinwu, Taiwan (the "Sinwu Facility"), the useful lives of certain leasehold improvements were shortened because the Company would cease using the Sinwu Facility on July 15, 2014.

        Depreciation expense was $6,351 thousand and $7,984 thousand for the years ended August 31, 2014 and 2013, respectively. Impairment charge was $10,072 thousand for the year ended August 31, 2013.

        Due to a continued slowdown in demand for the Company's LED products and competitive pricing pressure, the Company experienced a significant decline in revenues and negative gross margins during the year ended August 31, 2013, primarily due to continuously slowdown in demand for the Company's LED products and pricing pressure from intense competition within the LED industry, which caused the Company to underutilize a significant portion of its manufacturing facilities. The decrease in customer demand was primarily due to delays in the adoption of its new LED products launched. The Company's market capitalization had also fallen below its consolidated net book value

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

3. Balance Sheet Components (Continued)

based on the quoted market price of common stock for a sustained period of time. Based on these potential impairment indicators, management evaluated the recoverability of the Company's long-lived assets for impairment in fiscal 2013. The carrying amount of the Company's asset group associated with the manufacture and sale of LED chips and LED components exceeded the expected future net undiscounted cash flows to be generated from this asset group. Consequently, the Company recognized impairment charge of $10,072 thousand on its property, plant and equipment for the year ended August 31, 2013, based on the present value of expected future net cash flows discounted at the weighted average cost of capital of 12.5%, taking into consideration a third-party independent valuation for the fair values of individual machinery and equipment for the fiscal year. The impairment charge was primarily related to machinery and equipment used in the manufacturing of LED epitaxial wafers and chips.

        Property, plant and equipment pledged as collateral for the Company's notes payable were $8.9 million and $13.9 million as of August 31, 2014 and 2013, respectively.

  Intangible Assets

        Intangible assets as of August 31, 2014 and 2013 consist of the following (in thousands):

	August 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Patents and trademarks	14	$1,411	$257	$1,154
Acquired technology	5	719	287	432

Total		$2,130	$544	$1,586

	August 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization(1)	Net Carrying Amount
Patents and trademarks	15	$973	$161	$812
Acquired technology	5	719	152	567
Customer relationships	5	1,337	1,337	—

Total		$3,029	$1,650	$1,379

(1)
Includes an impairment charge of $851 thousand on customer relationships for the year ended August 31, 2013.

        Amortization expense was $263 thousand and $333 thousand for the years ended August 31, 2014 and 2013, respectively.

        No impairment charge was recognized in the year ended August 31, 2014. In the third quarter of fiscal 2013, in conjunction with the interim goodwill impairment test discussed further below,

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

3. Balance Sheet Components (Continued)

management evaluated the recoverability of the long-lived assets of the Company's Ning Xiang asset group, which consists primarily of customer relationships intangible asset. The Company concluded this intangible asset no longer had any value and consequently recognized an impairment charge of $851 thousand, which represented the net carrying amount of this intangible asset at that time, during the year ended August 31, 2013.

        The estimated future amortization expense for the Company's intangible assets as of August 31, 2014 is as follows (in thousands):

Years Ending August 31,	Total
2015	$207
2016	207
2017	207
2018	197
2019	96
Thereafter	672

Total	$1,586

  Goodwill

        No impairment charge was recognized in the year ended August 31, 2014. In the third quarter of fiscal 2013, due to a lower than expected revenue, profitability and cash flows reported by the Company's Ning Xiang reporting unit, management determined that there were indicators of potential goodwill impairment. After writing down the customer relationships intangible asset described above, management determined the fair values of the underlying assets and liabilities within this reporting unit. Consequently, the implied fair value of goodwill was zero and, as a result, a goodwill impairment charge of $1,077 thousand was recognized during the year ended August 31, 2013. The fair value of the Ning Xiang reporting unit was determined based on the present value of expected future net cash flows discounted at the weighted average cost of capital of Ning Xiang of 10%. The primary circumstance leading to the impairment of customer relationships, as discussed above, and goodwill was due to management's updated long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates developed at the time of the acquisition in August 2011.

        In July 2013, the Company recognized goodwill on the acquisition of an LED production business discussed in Note 4 below in the amount of $59 thousand. All of the goodwill was assigned to the Company's reporting unit associated with the manufacture and sale of LED chips and LED components.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

3. Balance Sheet Components (Continued)

  Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities as of August 31, 2014 and 2013 consist of the following (in thousands):

	August 31,
	2014	2013
Accrued compensation and benefits	$1,963	$2,080
Customer deposits	1,125	229
Accrued business expenses	618	640
Taxes payable	286	288
Accrued professional service fees	278	279
Deferred rent	23	481
Payable related to acquisition of business	—	2,049
Other (individually less than 5% of total accrued expenses and other current liabilities)	567	779

Total	$4,860	$6,825

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

        Total cash consideration for the acquisition amounted to $2,921 thousand. The Company paid $888 thousand in fiscal 2013 and the remaining balance in the amount of $2,069 thousand during the year ended August 31, 2014. Payments were translated into U.S. dollar at the exchange rates in effect at the time of payment.

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

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

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

        The fair value of the current assets acquired included trade receivable with a fair value of $35 thousand, all of which was expected to be collectible. The acquired intangible assets included patents and acquired technology of $551 thousand (5-year useful life) and trademark of $88 thousand (10-year useful life).

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

5. Investments in Unconsolidated Entities

        The Company's ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2014 and 2013 consist of the following (in thousands, except percentages):

	August 31, 2014		August 31, 2013
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. ("SILQ")	33%	$217	50%	$289
Xurui Guangdian Co., Ltd. ("China SemiLEDs")	49%	—	49%	—
Cost method investments	Various	1,987	Various	1,986

Total investments in unconsolidated entities		$2,204		$2,275

        There were no dividends received from unconsolidated entities through August 31, 2014.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

5. Investments in Unconsolidated Entities (Continued)

  Equity Method Investments

        As of August 31, 2013, the Company and the other investor in SILQ, a joint venture in Malaysia which is engaged in the design, manufacture and sale of lighting fixtures and systems, each owned a 50% equity interest in SILQ. In January 2014, the Company participated in SILQ's capital increase and contributed $76 thousand. Following the capital increase, the Company's equity interest in SILQ was diluted from 50% to 49%, and consequently, the Company recognized a gain on dilution of its investment of $26 thousand. The dilution gain was recognized as additional paid in capital in the consolidated statement of changes in equity. In April 2014, the Company sold part of its equity interest in SILQ to the other investor for a cash consideration of $114 thousand and recognized a gain on sale of investment of $37 thousand. The gain was reported in the consolidated statements of operations in equity in losses from unconsolidated entities. Upon consummation of the sale, the Company's equity interest in SILQ was reduced from 49% to 33%. The Company subsequently invested $130 thousand in SILQ's capital increase and its equity interest remains unchanged.

        In June 2014, Co-Polymer applied for dissolution. As of August 31, 2014, Co-Polymer is in the process of being dissolved. In September 2012, SS Optoelectronics was dissolved in accordance with its joint venture agreement and the Company received return of investment of $250 thousand.

        The fair value of the Company's investments in the non-marketable stock of its equity method investees is not readily available. These investments, except for China SemiLEDs which had a zero carrying amount as of both August 31, 2014 and 2013, are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

  Cost Method Investments

        No other-than-temporary impairment charge was recognized in the year ended August 31, 2014. In October 2012, the Company acquired a 9.9% equity interest in HPO for total cash consideration of $2.9 million and had an option to increase its equity interest to more than 50% within one year of the acquisition. The fair values of the Company's cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In the third quarter of fiscal 2013, management reviewed the operating performance and financial condition of HPO based on the latest available financial statements of the investee and other publicly available information. Management considered the extent and duration of time to which the fair value of the investment has been less than its carrying amount, the financial condition of the investee and the prospect for recovery in the near term, and recognized an other-than-temporary impairment loss of $1,885 thousand on its investment in HPO for the year ended August 31, 2013.

6. Indebtedness

  Notes Payable to Banks

        Notes payable to banks as of August 31, 2014 and 2013 consists of the following (in thousands):

	August 31,
	2014	2013
Outstanding lines of credit	$—	$—

Unused lines of credit	$1,003	$3,003

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

6. Indebtedness (Continued)

  Long-term Debt

        Long-term debt as of August 31, 2014 and 2013 consists of the following loans with a bank (in thousands):

	August 31,
	2014	2013
First note payable	$1,448	$1,581
Second note payable	—	344
Third note payable	276	600
Fourth note payable	2,283	2,460
Fifth note payable	2,183	3,478

Total long-term debt	6,190	8,463
Less: Current installments	(1,934)	(2,294)

Total long-term debt, excluding current installments	$4,256	$6,169

        In January 2013, the Company entered into the fifth note payable agreement providing for approximately $4.1 million of borrowing capacity. The loan had been fully drawn down as of August 31, 2013.

        The long-term notes in the table above carry variable interest rates, which ranged from 1.9% to 2.0% per annum as of August 31, 2014, and August 31, 2013, are payable in monthly installments, and are secured by the Company's property, plant and equipment. The interest rates are based on the annual time deposit rate plus a certain spread. The first note payable requires monthly payments of principal and interest in the amount of $14 thousand over the 15-year term of the note with final payment to occur in May 2024. The second note payable requires monthly payments of principal and interest in the amount of $29 thousand over the five-year term of the note with final payment to occur in August 2014. The third note payable requires monthly payments of principal and interest in the amount of $28 thousand over the five-year term of the note with final payment to occur in May 2015. The fourth note payable requires monthly payments of principal and interest in the amount of $19 thousand over the 15-year term of the note with final payment to occur in December 2025. The fifth note payable requires monthly payments of principal and interest in the amount of $114 thousand over the three-year term of the note with final payment to occur in July 2016. The notes do not have prepayment penalties or balloon payments upon maturity of the notes.

        The scheduled principal payments for the Company's long-term debt as of August 31, 2014 consist of the following (in thousands):

Years Ending August 31,	Scheduled Principal Payments
2015	$1,935
2016	1,174
2017	333
2018	339
2019	344
Thereafter	2,065

Total	$6,190

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

7. Commitments and Contingencies

        Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which were including cancellable and noncancellable and which expire at various dates between January 2015 and December 2020. As of August 31, 2014 and 2013, the Company maintained outstanding deposits for these leases in the amount of $102 thousand and $165 thousand, respectively, which were recorded as other long-term assets in the accompanying consolidated balance sheets. Lease expense related to these operating leases was $935 thousand and $848 thousand for the years ended August 31, 2014 and 2013, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

        In January 2014, the Company announced the relocation and consolidation of its manufacturing operations at the Sinwu Facility to other of its existing facilities. The lease term for the Sinwu Facility is 10 years, expiring on November 30, 2016. In accordance with the lease agreement, the Company provided a six-month written notice to terminate the lease effective from July 15, 2014.

        The aggregate future noncancellable minimum rental payments for the Company's operating leases as of August 31, 2014 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
2015	$522
2016	438
2017	442
2018	273
2019	94
Thereafter	125

Total	$1,894

        Purchase Obligations—The Company had purchase commitments for inventory, property, plant and equipment in the amount of $3.9 million and $3.2 million as of August 31, 2014 and 2013, respectively.

        Litigation—The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company recognizes a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated. As of August 31, 2014, there was no pending or threatened litigation that could have a material impact on the Company's financial position, results of operations or cash flows.

8. Stock-based Compensation

        The Company currently has one equity incentive plan (the "2010 Plan"), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company's employees, officers, directors and consultants. In April 2014, SemiLEDs' stockholders approved an amendment to the 2010 Plan that increases the number of shares authorized for issuance under the plan by an additional 2,500 thousand shares. Prior to SemiLEDs' initial public offering, the Company had another stock-based compensation plan (the "2005 Plan"), but awards are made from the 2010

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

8. Stock-based Compensation (Continued)

Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms.

        A total of 6,349 thousand and 3,849 thousand shares of common stock was reserved for issuance under the 2005 Plan and 2010 Plan as of August 31, 2014 and 2013, respectively. As of August 31, 2014 and 2013, there were 4,492 thousand and 2,654 thousand shares of common stock available for future issuance under the equity incentive plans.

        During fiscal 2013, SemiLEDs granted options for 100 thousand shares of SemiLEDs' common stock and 1,195 thousand restricted stock units to the Company's executives and employees. These options and stock units vest over four years at a rate of 25% on each anniversary of the vesting start date and the options have a contractual term of ten years, subject to earlier expiration in the event of the holder's termination. The exercise price of stock options and the grant-date fair value of stock units were equal to the closing price of the common stock on the date of grant. In addition, in February 2013, SemiLEDs granted 211 thousand restricted stock units to its directors that vested 100% on February 6, 2014. The grant-date fair value of the restricted stock units was $0.71 per unit. Each restricted stock unit represents the contingent right to one share of SemiLEDs' common stock.

        In April 2014, SemiLEDs granted 75 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of April 21, 2014 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $1.05 per unit.

        In May 2014, SemiLEDs granted 410 thousand restricted stock units that vest over four years at a rate of 25% on each anniversary of the vesting start date of May 9, 2014, and 122 thousand restricted stock units that vest 100% on May 9, 2015, subject to earlier expiration in the event of the holder's termination. SemiLEDs also granted 366 thousand performance-based restricted stock units that vest upon the attainment of certain performance targets in the fiscal years ending August 31, 2015, 2016 or 2017. The grant-date fair value of these restricted stock units was $1.01 per unit.

  Stock-based Compensation Expense

        The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs' common stock as part of an employment agreement related to the Company's acquisition of SBDI. A summary of the stock-based compensation expense for the years ended August 31, 2014 and 2013 are as follows (in thousands):

	Years Ended August 31,
	2014	2013
Cost of revenues	$699	$838
Research and development	336	429
Selling, general and administrative	910	753

	$1,945	$2,020

        Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

8. Stock-based Compensation (Continued)

estimates. A forfeiture rate of zero is estimated for stock-based awards with vesting term that is less than or equal to one year from the date of grant.

        There was no recognized stock-based compensation tax benefit for the years ended August 31, 2014 and 2013, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2014 and 2013.

  Stock Options Awards

        The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the market price of SemiLEDs' common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several of the Company's publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. The expected term is derived from historical data on employee exercises and post-vesting employment termination behavior after taking into account the contractual life of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the related options. The expected dividend has been zero for the Company's option grants as SemiLEDs has never paid dividends and does not expect to pay dividends for the foreseeable future. Each of these inputs is subjective and generally requires significant judgment to determine.

        The weighted-average assumptions for grants of options are summarized below:

	Years Ended August 31,
	2014	2013
Dividend rate	—	0%
Risk-free interest rate	—	0.9%
Expected term (in years)	—	6.3
Expected volatility	—	54.5%

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

8. Stock-based Compensation (Continued)

        A summary of the option activity and changes for the years ended August 31, 2014 and 2013 is presented below:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2012	576	$8.54	7.6	$263
Granted	100	1.72
Forfeited	(150)	7.69
Exercised	(85)	0.87

Outstanding—August 31, 2013	441	$8.76	7.2	$9
Granted	—	—
Forfeited	(105)	7.43
Exercised	(10)	0.89

Outstanding—August 31, 2014	326	$9.44	4.5	$8

Vested and expected to vest—August 31, 2014	323	$9.42	4.5	$8
Exercisable—August 31, 2014	285	$8.58	4.2	$8

        The aggregate intrinsic value of options exercised were immaterial for the years ended August 31, 2014 and 2013, determined as of the date of option exercise.

        As of August 31, 2014 and 2013, unrecognized compensation cost related to unvested stock options of $0.1 million and $0.7 million, respectively, is expected to be amortized on a straight-line basis over a weighted-average remaining period of 0.5 years and 1.5 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

  Restricted Stock Units Awards

        The grant date fair value of stock units is based upon the market price of SemiLEDs' common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

8. Stock-based Compensation (Continued)

        A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2014 and 2013 is presented below:

	Number of Stock Units Outstanding	Weighted- Average Grant Date Fair Value
	(In thousands)
Outstanding—September 1, 2012	930	$5.15
Granted	1,406	1.24
Vested	(303)	5.99
Forfeited	(206)	3.55

Outstanding—August 31, 2013	1,827	$2.31
Granted	972	1.01
Vested	(652)	2.38
Forfeited	(385)	1.83

Outstanding—August 31, 2014	1,762	$1.67

        As of August 31, 2014 and 2013, unrecognized compensation cost related to unvested restricted stock unit awards of $2.2 million and $3.4 million, respectively, is expected to be recognized over a weighted average period of 2.2 years and 2.5 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9. Net Loss Per Share of Common Stock

        The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Years Ended August 31,
	2014	2013
Stock units and stock options to purchase common stock	909	958

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

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

10. Income Taxes (Continued)

the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

        The Company's loss before income taxes for the years ended August 31, 2014 and 2013 consist of the following (in thousands):

	Years Ended August 31,
	2014	2013
U.S. operations	$(1,757)	$(2,152)
Foreign operations	(22,853)	(42,483)

Loss before income taxes	$(24,610)	$(44,635)

        All the income tax expense is foreign current tax expense for the year ended August 31, 2013.

        Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes for the years ended August 31, 2014 and 2013 as a result of the following (in thousands):

	Years Ended August 31,
	2014	2013
Computed "expected" income tax benefit	$(8,367)	$(15,176)
Foreign tax rate differential	2,285	3,683
Valuation allowance	6,109	11,534
Other	(27)	(38)

Income tax expense	$—	$3

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

10. Income Taxes (Continued)

        Net deferred tax assets (liabilities) as of August 31, 2014 and 2013 consist of the following (in thousands):

	August 31,
	2014	2013
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,884	$1,747
Foreign income tax credit carryforwards	—	1,618
Allowance for doubtful accounts	542	527
Accruals and other	202	—
Property, plant and equipment	2,667	3,113
Stock-based compensation	746	706
Investments in unconsolidated entities	5,568	5,506
Net operating loss carryforwards	27,481	21,305

Total gross deferred tax assets	39,090	34,522
Less: Valuation allowance	(38,499)	(34,008)

Deferred tax assets, net of valuation allowance	$591	$514

Deferred tax liabilities:
Intangible assets	$—	$(178)
Accruals and other	(591)	(336)

Total gross deferred tax liabilities	(591)	(514)

Net deferred tax assets	$—	$—

        A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and operating loss carryforwards utilizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company established full valuation allowances to offset the deferred tax assets not supported by reversing taxable temporary differences due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

10. Income Taxes (Continued)

        As of August 31, 2014, unused net operating loss carryforwards and income tax credits were as follows (in thousands):

	August 31, 2014	Expiration Year
U.S. federal net operating loss carryforwards	$9,979	2025-2033
U.S. state net operating loss carryforwards	509	2017-2025
Foreign net operating loss carryforwards (expiring over the next 5 years)	4,388	2015-2019
Foreign net operating loss carryforwards (expiring in more than 5 years)	75,074	2020-2024

Total unused net operating loss carryforwards	$89,950

  Unrecognized Tax Benefits

        A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended August 31, 2014 and 2013 consist of the following (in thousands):

	Years Ended August 31,
	2014	2013
Unrecognized benefit—beginning of year	$145	$145
Decrease in tax positions taken in prior years	(145)	—

Unrecognized benefit—end of year	$—	$145

        Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2013 remain open in most jurisdictions. Below is a summary of open tax years by major tax jurisdiction:

Open Tax Year
U.S. federal	2005-2013
U.S. state	2005-2013
Foreign—Taiwan	2013

        The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

11. Related-Party Transactions

        In April 2013, a majority owned subsidiary entered into a one-year unsecured NT dollar denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. The loan bears a fixed interest rate of 3% per annum. Management believes that the

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

11. Related-Party Transactions (Continued)

terms of this transaction were at market rates and would not have been any different had it been negotiated with an independent third party. The subsidiary made a partial payment on the principal loan amount in January 2014 and the final payment in April 2014.

12. Product and Geographic Information

        Revenues by products for the years ended August 31, 2014 and 2013 are as follows (in thousands):

	Years Ended August 31,
	2014	2013
LED chips	$4,799	$5,466
LED components	5,360	6,924
Lighting products	3,432	4,170
Other(1)	890	1,407

Total	$14,481	$17,967

(1)
Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, third party ancillary equipment that the Company sold along with its LED products, and the provision of services.

        Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2014 and 2013 (in thousands):

	Years Ended August 31,
	2014	2013
Taiwan	$4,910	$5,332
United States	2,492	2,552
Japan	1,926	181
China	1,024	1,411
Germany	854	605
Republic of Turkey	468	910
Russia	298	1,639
Other (individually less than 5% of total net revenues)	2,509	5,337

Total	$14,481	$17,967

Tangible Long-Lived Assets

        Substantially all of the Company's tangible long-lived assets are located in Taiwan.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

13. Fair Value Measurements

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of August 31, 2014 and 2013 (in thousands):

	August 31, 2014		August 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$12,649	$12,649	$36,272	$36,272
Receivables (including related parties)	2,171	2,171	2,272	2,272
Other assets (non-derivatives)	1,737	1,737	968	968
Financial liabilities:
Payables (including related parties)	7,498	7,498	9,842	9,842
Long-term debt (including current installments)	$6,190	$6,162	$8,463	$8,425

        The fair values of the financial instruments shown in the above table as of August 31, 2014 and 2013 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

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

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

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

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

14. Quarterly Results of Operations (Unaudited)

        The following tables set forth selected quarterly statement of operations data for each of the years ended August 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended
	November 30, 2013	February 28, 2014	May 31, 2014	August 31, 2014(1)	Fiscal 2014
Revenues, net	$3,417	$4,171	$4,615	$2,278	$14,481
Cost of revenues	5,754	7,308	7,408	5,322	25,792
Gross loss	(2,337)	(3,137)	(2,793)	(3,044)	(11,311)
Operating expenses	3,770	3,482	3,555	2,671	13,478

Loss from operations	(6,107)	(6,619)	(6,348)	(5,715)	(24,789)
Net loss attributable to SemiLEDs stockholders	$(6,292)	$(6,409)	$(6,405)	$(5,369)	$(24,475)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.23)	$(0.23)	$(0.23)	$(0.19)	$(0.87)

	Three Months Ended
	November 30, 2012	February 28, 2013	May 31, 2013(2)	August 31, 2013(3)	Fiscal 2013
Revenues, net	$6,227	$4,830	$3,526	$3,384	$17,967
Cost of revenues	9,515	8,183	8,083	6,884	32,665
Gross loss	(3,288)	(3,353)	(4,557)	(3,500)	(14,698)
Operating expenses	4,886	3,654	5,245	14,184	27,969

Loss from operations	(8,174)	(7,007)	(9,802)	(17,684)	(42,667)
Impairment loss on investment	—	—	(1,885)	—	(1,885)
Net loss attributable to SemiLEDs stockholders	$(8,923)	$(5,991)	$(10,953)	$(17,857)	$(43,724)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.32)	$(0.22)	$(0.40)	$(0.64)	$(1.58)

(1)
Results for the fourth quarter of fiscal 2014 include an excess capacity charge of $2.2 million as a result of a decrease in customer demand. In addition, the Company experienced a reduction in production capacity as it consolidated manufacturing facilities and relocated production equipment.

(2)
Results for the third quarter of fiscal 2013 include an excess capacity charge of $2.2 million as a result of a decrease in customer demand, an inventory write-down of $1.1 million as a result of a decline in average selling prices, and impairment charges of $1.1 million on goodwill, $0.8 million on intangible asset for customer relationships and $1.9 million on investment in HPO.

(3)
Results for the fourth quarter of fiscal 2013 include an excess capacity charge of $2.0 million as a result of a decrease in customer demand, an inventory write-down of $1.0 million as a result of a decline in average selling prices, and an impairment charge on property, plant and equipment of $10.1 million.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

15. Condensed Parent Company Only Financial Statements

        As a holding company, dividends received from SemiLEDs' subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2014	2013
ASSETS
Cash and cash equivalents	$7,838	$18,631
Prepaid expenses and other current assets	2,077	1,030
Intangible assets, net	62	68
Investments in subsidiaries	33,457	46,264
Investments in unconsolidated entities	714	714

TOTAL ASSETS	$44,148	$66,707

LIABILITIES AND EQUITY
Accrued expenses and other current liabilities	$242	$191
Total equity	43,906	66,516

TOTAL LIABILITIES AND EQUITY	$44,148	$66,707

        SemiLEDs had no other contingencies, long-term obligations and guarantees as of August 31, 2014 or August 31, 2013.

	Years Ended August 31,
Condensed Statements of Operations	2014	2013
Operating expenses:
Selling, general and administrative	$1,766	$2,177

Loss from operations	(1,766)	(2,177)
Other income (expenses):
Equity in losses from subsidiaries, net	(22,718)	(41,572)
Interest income	9	25

Total other expenses, net	(22,709)	(41,547)

Net loss	$(24,475)	$(43,724)

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Years Ended August 31, 2014 and 2013

15. Condensed Parent Company Only Financial Statements (Continued)

	Years Ended August 31,
Condensed Statements of Cash Flows	2014	2013
Net cash provided by (used in):
Operating activities	$(802)	$(187)
Investing activities	(10,000)	—
Financing activities	9	74

Net decrease in cash and cash equivalents	(10,793)	(113)
Cash and cash equivalents at beginning of year	18,631	18,744

Cash and cash equivalents at end of year	$7,838	$18,631

16. Subsequent Event

        On December 3, 2014, SemiLEDs Corporation accepted an Offer dated November 25, 2014 from Xiaoqing Han to purchase 5,016,087 shares of the Company's common stock at $1.00 per share. This represents approximately 15% of the outstanding shares of the Company. The sale of the shares is subject to the negotiation and execution of a purchase agreement. Upon the closing of the sale, the Board of Directors expects to nominate Mr. Han to the Company's Board of Directors. Mr. Han is the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group.

        The Offer provides that if the Company's Board decides not to sell the shares to Xiaoqing Han then the Company is required to pay Mr. Han $3 million plus the legal fees incurred by him relating to the sale. Similarly, if Mr. Han decides not to execute the purchase agreement or does not purchase the shares within 8 to 12 weeks from December 3, 2014, then he is required to pay the Company $3 million plus the legal fees incurred by the Company relating to the sale.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2014.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our Board of Directors

        Trung T. Doan, 56, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012. Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea. In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc. Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems, and as a director of Dolsoft Corporation, a privately held software company, both within the past five years. Mr. Doan also previously served as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems. Mr. Doan holds a bachelor of science degree in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a master of science degree in chemical engineering from the University of California, Santa Barbara. Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in-depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

        Arthur H. del Prado, 83, has served as a director since February 2013. He is Chairman of the Board of ASM Pacific Technology, Ltd., a company which he co-founded in 1975. In 1984, he co-founded ASM Lithography N.V. through a joint-venture with Phillips Electronics N.V. Mr. del Prado served as President, Chief Executive Officer and Chairman of the Management Board of ASM International from the time he founded that company in 1968 until his retirement from those capacities in 2008. He was appointed Honorary Chairman by the General Meeting of Shareholders in May 2008 and continues to serve ASM International as an advisor. For many years, Mr. del Prado served as a director of JESSI, the Joint European Submicron Silicon Initiative and currently serves as a director of its successor, MEDEA, the Micro Electronics Development for European Applications, a non-profit project. He has been appointed a member of the board of directors of various European companies and serves on the board of Dujat, the Netherlands-Japanese Trade Federation. Mr. del Prado is a past board member of: Oce van der Grinten Nederland B.V., a manufacturer of copiers and printers; G.T.I. Holding N.V., and electronic equipment and installation company; Delft Instruments N.V., a manufacturer of high-technology industrial and defense products; and Breevast N.V., a project development and management company. He was also on the advisory council of ABN-AMRO Bank. Our Board has determined that Mr. del Prado should serve on our Board based on his experience as a Chairman and as a director of several companies, and his management role at a semiconductor equipment company.

        Dr. Edward Kuan Hsiung Hsieh, 62, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and Internet networks company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. He also served as Chairman of International Christian Goodwill within the past five years. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara and a doctor of philosophy degree in electrical engineering from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching master of business administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start-up companies.

        Dr. Jack Lau, 47, has served as a director since October 2010. Dr. Lau is currently an Adjunct Professor at the Hong Kong University of Science and Technology. He was Chairman, Chief Executive Officer and director of Perception Digital Holdings Limited, a company that provides multimedia technology solutions which he co-founded from January 1999 to June 2013. Prior to co-founding Perception, Dr. Lau was a Visiting Scholar at the Center for Integrated Systems at Stanford University from 1995 to 1996. From 1996 to 1998, he was an Assistant Professor at the Hong Kong University of Science and Technology in the Department of Electronic and Computer Engineering. Between 1988 and 1991, Dr. Lau worked at Hewlett-Packard Development Company L.P., Schlumberger Limited and Integrated Information Technology, Inc. Between 1997 and 2000, Dr. Lau served on the board of directors of Orient Power Holding Limited and Yue Fung Development Co., Ltd. in Hong Kong. Dr. Lau holds bachelor's and master's degrees in Electrical Engineering from the University of California at Berkeley. He holds a doctor of philosophy degree and executive master of business administration degree from the Hong Kong University of Science and Technology. Our Board has determined that Dr. Lau should serve as a director based on his engineering background and his experience serving on the boards of directors of various private and public companies.

        Scott R. Simplot, 68, has served as a director since March 2005. Mr. Simplot has been Chairman of the board of directors and a director of J.R. Simplot Company since May 2001 and August 1970, respectively. Mr. Simplot holds a bachelor of science degree in business from the University of Idaho and a master of business administration degree from the University of Pennsylvania. Mr. Simplot became a director on our Board as part of his duties as the Chairman of the board of J.R. Simplot Company, the 100% owner of Simplot Taiwan, Inc., which was entitled to designate two members of our board of directors in connection with J.R. Simplot Company's investment in our Series A convertible preferred stock. Our Board has determined that Mr. Simplot should serve as a director based on the extensive knowledge and insight he brings to our Board from his experience serving as Chairman and holding a variety of management positions at a large private company and serving on the boards of directors of companies in a variety of industries.

Executive Officers

        In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers as of November 30, 2014 consisted of the following:

        Mark E. Tuttle, 62, has served as Executive Vice President of Operations since April 2013. Mr. Tuttle joined SemiLEDs as our Vice President in June 2010. Prior to joining us, Mr. Tuttle served as CEO of Cove Technology, Inc. from 2007 until March 2010. He holds over 200 patents in diverse technical areas, and has over 30 years of research and development and manufacturing experience in the semiconductor industry, including serving as vice president, director, manager, and engineer in Micron Technology, Inc. and in Micron Communications, Inc. Mr. Tuttle is a former chairman of the Boise State University Engineering Advisory Board, and holds a bachelor's degree in Chemistry from Boise State University.

        Christopher Lee, 43, has served as our Interim Chief Financial Officer since November 2014. Mr. Lee joined SemiLEDs in September 2014. Mr. Lee has over 20 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self-employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting and a MS degree in business taxation and is licensed as a Certified Public Accountant (CPA) in the United States.

 CORPORATE GOVERNANCE

Board Composition

        Our Nominating and Corporate Governance Committee is charged with identifying and evaluating individuals qualified to serve as members of the Board and recommending to the full Board nominees for election as directors. We seek directors with experience in areas relevant to the strategy and operations of the Company. We seek a Board that collectively has a range and diversity of skills, experience, age, industry knowledge and other factors in the context of the needs of the Board. The biographies of each of the directors above contains information regarding the person's service as a director, business experience, director positions held currently or at any time during the last five years and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the person should serve as a director of our Company. In addition to the information presented above regarding each director's specific experience, qualifications, attributes and skills that led our Nominating and Corporate Governance Committee and Board to the conclusion that he should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. Each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and our Board. Each of our director nominees is currently serving on the Board.

Board Responsibilities and Structure

        The Board oversees, counsels, and directs management in the long-term interests of the Company and our stockholders. The Board's responsibilities include:

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

        The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate. During fiscal year 2014, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

        Our Bylaws do not dictate a particular Board structure and the Board is free to determine whether or not to have a Chairman and, if so, to select that Chairman and our CEO in the manner it considers our best interest. Currently, the Board has selected Mr. Doan to hold the position of both Chairman of the Board and CEO. Mr. Doan's experience at the Company has afforded him intimate knowledge of the issues, challenges and opportunities facing each of the Company's businesses. Accordingly, he is well positioned to focus the Board's attention on the most pressing issues facing the Company. The Board has not appointed a lead independent director. The Board believes its administration of its risk oversight function has not affected the Board's leadership structure.

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

Name	Audit	Compensation	Nominating and Corporate Governance
Arthur H. del Prado	✓
Dr. Edward Kuan Hsiung Hsieh	Chair	✓
Dr. Jack Lau	✓		✓
Scott R. Simplot		Chair	Chair
Number of Committee Meetings Held in Fiscal Year 2014	5	5	4

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

        The Board believes that each current member of our Audit Committee is an independent director under the NASDAQ rules and meets the additional SEC independence requirements for audit committee members. It has also determined that Dr. Hsieh meets the requirements of an "audit committee financial expert," as defined in Regulation S-K.

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

        Although the Compensation Committee has the authority to determine the compensation paid to executive officers, other officers, employees, consultants and advisors, it can delegate its responsibility for setting compensation for individuals other than the CEO to a subcommittee, in the case of other officers, or to officers, in the case of employees and consultants. It may also delegate to officers the authority to grant options or other equity or equity-based awards to employees who are not executive officers or members of the Board. It may also generally take into account the recommendations of the CEO, other than with respect to his own compensation. As further described under "Compensation of the Named Executive Officers and Directors" below, the Compensation Committee has engaged Radford, an independent compensation consultant, to assist it in various respects. The Compensation Committee has assessed Radford's independence pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Radford from independently representing the Compensation Committee.

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

        Our Nominating and Corporate Governance Committee has not established any minimum qualifications for directors, although in assessing the skills and characteristics of individual members, it must give due regard for independence and financial literacy considerations dictated by the NASDAQ rules. The Nominating and Corporate Governance Committee does not at this time have a policy regarding its consideration of director candidates recommended by stockholders, as it has not yet received any such recommendations. It may adopt a policy if such recommendations are received.

  Attendance at Board, Committee and Annual Stockholders' Meetings

        The Board held eight meetings in fiscal year 2014. We expect each director to attend every meeting of the Board and the committees on which he or she serves, and encourage them to attend the annual stockholders' meeting. All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal year 2014 and all continuing directors attended the 2014 annual meeting of stockholders.

Risk Management

        The Board is involved in the oversight of risks that could affect the Company. This oversight is conducted primarily through the Audit Committee which, on behalf of the Board, is charged with overseeing the principal risk exposures we face and our mitigation efforts in respect of these risks. The Audit Committee is responsible for interfacing with management and discussing with management the Company's principal risk exposures and the steps management has taken to monitor and control risk exposures, including risk assessment and risk management policies. The Compensation Committee also plays a role in that it is charged, in overseeing the Company's overall compensation structure, with assessing whether that compensation structure creates risks that are reasonably likely to have a material adverse effect on us.

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

Communications from Stockholders and Other Interested Parties to Directors

        The Board recommends that stockholders and other interested parties initiate communications with the Board, any committee of the Board or any individual director in writing to the attention of our Corporate Secretary at our principal executive office at 3F, No. 11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C. This process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The Board has instructed our Corporate Secretary to review such correspondence and, at his discretion, not to forward items if he deems them to be of a commercial or frivolous nature or otherwise inappropriate for the Board's consideration.

        Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our directors and executive officers, among others, to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2014 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a).

Item 11.    Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

        This executive compensation section discloses the compensation awarded to or earned by our "named executive officers" during fiscal year 2014. They are:

  •
  Trung T. Doan, our CEO;

  •
  Ilkan Cokgor, our former Executive Vice President of Sales and Marketing

  •
  Mark E. Tuttle, our Executive Vice President of Operations

        We held our first non-binding advisory vote regarding compensation of our named executive officers at our 2012 Annual Meeting of Stockholders and expect to hold our next vote at our 2015 Annual Meeting of Stockholders.

Summary Compensation Table

        The following table sets forth all of the compensation earned by named executive officers during the relevant fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Trung T. Doan	2014	405,000	—	196,950	—	2,271	(3)	604,221
Chief Executive Officer	2013	405,000	—	266,000	—	8,424		679,424
Ilkan Cokgor(4)	2014	200,417	—	—	—	23,567	(5)	223,984
Former Executive Vice President	2013	220,000	—	266,000	89,130	25,126		600,256
Mark E. Tuttle	2014	220,000		196,950		22,387	(6)	439,337
Executive Vice President	2013	196,221	—	266,000	—	27,067		489,288

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

(2)
The amounts reported in the Option Awards column represent the aggregate grant date fair value of the stock options granted to the named executive officers in the applicable fiscal year calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth for each year in Note 8, Stock-based Compensation, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended August 31, 2014. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic values that may be received by the named executive officers from the options.

(3)
Includes payments of $2,271 for airfare for family members to fly from Taiwan to the United States.

(4)
Dr. Cokgor resigned from SemiLEDs on August 15, 2014.

(5)
Includes payment of $16,031 for housing and $7,536 for the depreciation cost for Dr. Cokgor's use of one of our automobiles, registration, auto insurance and other related automobile expenses.

(6)
Includes payments of $16,031 for housing, $1,121 for airfare for his spouse home trip to the United States, and $5,235 for the cost for his use of one of our automobiles and other related automobile expenses.

Outstanding Equity Awards at Fiscal Year-End

        The following table presents certain information regarding outstanding equity awards held by each of our named executive officers as of the fiscal year ended August 31, 2014. Values in this table are calculated based on the closing price per share of our common stock on August 29, 2014 (the last trading day in the fiscal year ended August 31, 2014), which was $0.81.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Trung T. Doan	—	—	—	—	—	82,500	66,825
	—	—	—	—	—	150,000	121,500
	—	—	—	—	—	48,750	39,488
	—	—	—	—	—	146,250	118,463
Ilkan Cokgor	50,000	50,000	—	1.72	11/15/14	—	—
Mark E. Tuttle	14,285	—	—	9.10	4/24/20	—	—
	9,375	3,125	—	19.00	1/20/21	—	—
	—	—	—	—	—	2,000	1,620
	—	—	—	—	—	25,000	20,250
	—	—	—	—	—	150,000	121,500
	—	—	—	—	—	48,750	39,488
	—	—	—	—	—	146,250	118,463

Pension Benefits

        We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

        We do not maintain any nonqualified deferred compensation plans.

Severance and Change in Control Benefits

        Mr. Doan entered into an employment agreement in 2005, which provides that if he is terminated by us without cause or resigns due to a constructive termination, he will receive as severance an amount equal to six months of his then-current salary plus his current medical insurance for six months following his termination date. We offered such severance to motivate Mr. Doan to continue as our executive officer by providing severance protection in the event that he is terminated by us without having committed any egregious act constituting cause or if we adversely change his position such that he resigns. Cause is defined as (a) the conviction of a felony or of any criminal offense involving moral turpitude; (b) the repeated failure to satisfactorily perform duties reasonably required by us; (c) material breach of the proprietary information and invention agreement, our written policies established by our Board or any term of his employment agreement; or (d) misappropriation of our property or unlawful appropriation of our corporate opportunity or our business. If we determine cause exists, we will provide Mr. Doan with written notice alleging cause and his failure to remedy the alleged cause within 30 days may result in a termination for cause. Constructive termination is defined as one of the following events when we have not received Mr. Doan's written consent for such event: (a) a significant reduction of his duties, position or responsibilities relative to his duties, position or responsibilities in effect immediately prior to such reduction or his removal from such position, duties and responsibilities, provided that a reduction in duties, position or responsibilities solely by virtue of us being acquired and made part of a larger entity will not constitute a constructive termination; (b) a substantial reduction, without good business reasons, of the facilities and perquisites available to him immediately prior to such reduction; (c) a reduction of his base salary unless such reduction is a part of a Company-wide reduction for similarly situated persons; or (d) a material reduction in the kind or level of employee benefits to which he is entitled immediately prior to such reduction, with the result that his overall benefits package is significantly reduced, unless such reductions are part of a Company-wide reduction for similarly situated persons.

        Certain of the equity granted to our named executive officers will fully vest upon a change in control. In addition, the RSUs granted to our named executive officers in fiscal years 2013 and 2014 will fully vest if we are subject to a change in control while they remain employed.

Employment Agreements

        We entered into employment agreements with each of our named executive officers which set forth the terms of their employment, including base salary and, to the extent applicable, bonus opportunities, stock options and severance benefits. The payments made in fiscal years 2013 and 2014 are set forth in the "Summary Compensation Table" above.

        Mr. Doan entered into an employment agreement in 2005, which provides for the severance payments and benefits described under "Severance and Change in Control Benefits" above.

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

  •
  an annual cash retainer of $7,500 per non-chairman member serving on the Audit Committee, $7,500 per non-chairman member serving on the Compensation Committee and $4,000 per non-chairman member serving on the Nominating and Corporate Governance Committee; and

  •
  each year shortly following the annual stockholder meeting an annual grant of 25,000 shares of RSUs, which fully vests on the earlier of the next annual meeting or the one-year anniversary of the grant date, subject to continued service through the vesting date, provided that the RSUs will fully vest if we are subject to a change in control during their service.

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

Director Compensation Table

        The following table sets forth the total compensation for our non-employee directors for the year ended August 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Arthur H. del Prado(2)	61,500	26,250	—	87,750
Dr. Edward Kuan Hsiung Hsieh(2)	72,500	26,250	—	98,750
Dr. Jack Lau(2)	57,500	26,250	—	83,750
Scott R. Simplot	—	—	—	—

(1)
Amounts shown do not reflect compensation actually received by directors. Instead, the value reported above in the "Stock Awards" column represents the dollar amounts of the aggregate grant date fair value of RSUs granted to directors in fiscal year 2014, computed in accordance with ASC 718.

(2)
Each of Mr. del Prado, Dr. Hsieh and Dr. Lau owned 25,000 RSUs at August 31, 2014. The RSUs will fully vest at the earlier of April 21, 2015 or the date of the 2015 annual meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

        The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2014 with respect to:

  •
  each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;

  •
  each of our directors;

  •
  each of our named executive officers; and

  •
  all directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of November 30, 2014 and RSUs that will vest within 60 days of November 30, 2014, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

        Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

        Percentage of ownership is based on 28,424,493 shares of common stock outstanding as of November 30, 2014.

        Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	9,899,344	(1)	34.8%
J.R. Simplot Company 999 Main Street, Suite 1300 Boise, ID 83702
Trung Tri Doan	3,418,483	(2)	12.0%
Royce & Associates, LLC	2,008,540	(3)	7.1%
745 Fifth Avenue, New York, NY 10151
Executive Officers and Directors:
Trung Tri Doan	3,418,483	(2)	12.0%
Arthur H. del Prado	70,422		*
Dr. Edward Kuan Hsiung Hsieh	85,712		*
Dr. Jack Lau	85,712		*
Scott R. Simplot	10,209,713	(1)(4)	35.9%
Mark E. Tuttle	119,785	(5)	*
Ilkan Cokgor	50,000		*
All executive officers and directors as a group (7 persons)	14,039,827	(5)	49.4%

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

(2)
Includes 1,571,428 shares held by The Trung Tri Doan 2010 GRAT, of which Trung Tri Doan is the sole trustee.

(3)
Based on a Schedule 13G filed on January 14, 2014, Royce & Associates, LLC has sole voting power over 2,008,540 shares.

(4)
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

(5)
Includes options that are currently exercisable for 23,660 shares, options for 3,125 shares that will become exercisable within 60 days and 2,000 RSUs that will vest within 60 days.

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of August 31, 2014. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	2,088	(1)	$9.44	2,404
Equity compensation plans not approved by security holders	—		—	—

Total	2,088			2,404

(1)
Consists of stock options granted under the 2005 Equity Incentive Plan and the 2010 Equity Incentive Plan, and restricted stock units granted under the 2010 Equity Incentive Plan. No additional grants could be made under the 2005 Equity Incentive Plan after December 8, 2010. In April 2014, SemiLEDs' stockholders approved an amendment to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 2,500 thousand shares.

(2)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.

        The information required by this Item with respect to the securities ownership of directors, officers and certain beneficial owners is set forth under the heading "Principal Stockholders" above.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Since September 1, 2013, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below, some of which represent continuing transactions from prior periods.

Investors' Rights Agreement

        We have entered into an investors' rights agreement with certain holders of our common stock, including Trung T. Doan, The Trung Doan 2010 GRAT, Dr. Anh Chuong Tran, The Anh Chuong Tran 2010 GRAT, Simplot Taiwan, Inc. and JRS Properties III L.P., as well as certain other investors, which were more than 5% stockholders at the time. This agreement provides for certain rights relating to the registration of their shares of common stock.

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

  Piggyback Registration Rights

        In the event that we propose to register any of our securities under the Securities Act of 1933, as amended (the "Securities Act"), either for our own account or for the account of other security holders, the parties to this agreement will be entitled to certain "piggyback" registration rights allowing the holder to include their shares in such registration, subject to certain marketing and other limitations. As a result, whenever we propose to file a registration statement under the Securities Act, other than with respect to a registration related to employee benefit plans, debt securities or corporate reorganizations, the holders of these shares are entitled to notice of the registration and have the right, subject to limitations that the underwriters may impose on the number of shares included in the registration, to include their shares in the registration.

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

Employment Agreements

        See "Compensation of the Named Executive Officers and Directors—Employment Agreements."

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

        The Audit Committee has determined that a related person does not have a direct or indirect material interest in the following categories of transactions and that each will be deemed to be preapproved:

  •
  any transaction with another company at which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the aggregate amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue.

        In fiscal years 2013 and 2014, all the related person transactions represented the continuation of transactions entered into prior to our initial public offering and adoption of the policy.

Director Independence

        The published listing requirements of NASDAQ dictate that a majority of the Board be comprised of independent directors whom our Board has determined have no material relationship with our Company and who are otherwise "independent" directors under those listing requirements. Our current Board consists of the five persons as set forth under the heading "Our Board of Directors" above. The Board has determined that each of our current directors, other than Mr. Doan, our CEO, qualifies as an independent director, such that more than a majority of our directors are independent directors under the NASDAQ rules.

        The NASDAQ rules have objective tests and a subjective test for determining who is an "independent director." Under the objective tests, a director cannot be considered independent if:

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

  •
  the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceeded 5% of the recipient's consolidated gross revenue for that year or $200,000, whichever was greater (subject to certain exclusions);

  •
  the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

  •
  the director or a family member of the director is a current partner of the company's outside auditor, or at any time during the past three years was a partner or employee of the company's outside auditor, and who worked on the company's audit.

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

  Transactions Considered in Independence Determinations

        In making its independence determinations, the Board considered transactions that occurred since the beginning of fiscal year 2012 between the Company and entities associated with the independent directors or members of their immediate family. All identified transactions that appeared to relate to the Company and a family member of, or entity with a known connection to, a director were presented to the Board for consideration.

        None of the non-employee directors was disqualified from "independent" status under the objective tests. In making its subjective determination that each of our Company's non-employee director is independent, the Board reviewed and discussed additional information provided by the directors and the Company with regard to each director's business and personal activities as they may relate to the Company and the Company's management. The Board considered the transactions in the context of the NASDAQ objective standards, the special standards established by the SEC for members of audit committees, and the SEC and U.S. Internal Revenue Service ("IRS") standards for compensation committee members. Based on all of the foregoing, as required by the NASDAQ rules, the Board made a subjective determination that, because of the nature of the director's relationship with the entity and/or the amount involved, no relationships exist that, in the opinion of the Board, would impair the director's independence.

Item 14.    Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

        The following table shows the fees and related expenses for audit and other services provided by KPMG (Taiwan) billed for fiscal years 2014 and 2013. The services described in the following fee table were approved in conformity with the Audit Committee's pre-approval process.

	KPMG (Taiwan)	KPMG (Taiwan)
	2014 Fees	2013 Fees
Audit Services	$403,685	$421,525
Audit-Related Services	—	—
Tax Services	2,000	—
All Other Services	—	—

Total	$405,685	$421,525

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

        Tax Service.    This category includes the tax ruling application services.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements of SemiLEDs Corporation:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets

•
Consolidated Statements of Operations

•
Consolidated Statements of Comprehensive Loss

•
Consolidated Statements of Changes in Equity

•
Consolidated Statements of Cash Flows

•
Notes to Consolidated Financial Statements

(2)
Consolidated Financial Statement Schedule:

          The following financial statement schedule of SemiLEDs Corporation and its subsidiaries for fiscal years 2014 and 2013 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of SemiLEDs Corporation and its subsidiaries.

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

Date: December 12, 2014	SemiLEDs Corporation
	By:	/s/ TRUNG T. DOAN Trung T. Doan Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG T. DOAN Trung T. Doan	Chairman and Chief Executive Officer (Principal Executive Officer)	December 12, 2014
/s/ CHRISTOPHER LEE Christopher Lee	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 12, 2014
/s/ SCOTT R. SIMPLOT Scott R. Simplot	Director	December 12, 2014
/s/ DR. JACK LAU Dr. Jack Lau	Director	December 12, 2014
/s/ DR. EDWARD KUAN HSIUNG HSIEH Dr. Edward Kuan Hsiung Hsieh	Director	December 12, 2014
/s/ ARTHUR DEL PRADO Arthur del Prado	Director	December 12, 2014

SEMILEDS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended August 31,
	2014	2013
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$3,011	$1,982
Charged to bad debt expense	89	1,071
Recovery of bad debt	(337)	(13)
Write-downs charged against the allowance	—	—
Effect of exchange rate changes	3	(29)

Ending balance	$2,766	$3,011

	Years Ended August 31,
	2014	2013
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$34,008	$22,474
Charged to income tax expense	6,109	11,534
Foreign income tax credit carryforward expired	(1,618)	—

Ending balance	$38,499	$34,008

EXHIBIT INDEX

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto	S-1/A	333-168624	3.1 (c)	November 22, 2010

3.2		Amended and Restated Articles of Association of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	99.1	September 14, 2010

3.3		Amended and Restated Bylaws of Registrant	S-1/A	333-168624	3.2 (b)	November 22, 2010

4.1		Form of Common Stock Certificate	S-1/A	333-168624	4.1	November 22, 2010

4.2		Amended and Restated Investor Rights Agreement by and among SemiLEDs Corporation and certain investors and stockholders, dated April 1, 2010	S-1	333-168624	4.2	August 6, 2010

10.1	†	2005 Equity Incentive Plan (amended March 1, 2010)	S-1	333-168624	10.1	August 6, 2010

10.2	†	2010 Equity Incentive Plan, as amended January 9, 2014	10-Q	001-34992	10.1	July 15, 2014

10.3	†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S-1	333-168624	10.3	August 6, 2010

10.4	†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8-K	001-34992	99.1	February 9, 2012

10.5	†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8-K	001-34992	99.1	February 24, 2012

10.6		Form of Proprietary Information and Inventions Agreement	S-1/A	333-168624	10.8	September 14, 2010

10.7		Form of Non-competition Agreement	S-1/A	333-168624	10.9	September 14, 2010

10.8	†	Form of Option Agreement for the 2010 Equity Incentive Plan	S-1/A	333-168624	10.10	November 16, 2010

10.9	†	Form of Indemnification Agreement with directors and officers	S-1/A	333-168624	10.11	October 26, 2010

10.10		Promoters Agreement of Xurui Guangdian Co., Ltd. dated December 25, 2009 (translation)	S-1/A	333-168624	10.12	September 14, 2010

10.11		Capital Increase Agreement of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	10.13	September 14, 2010

10.12		Amended and Restated Patent Assignment and License Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated July 19, 2010, amended on September 20, 2010 (translation)	S-1/A	333-168624	10.14	October 6, 2010

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13		Patent Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.15	September 14, 2010

10.14		Trademark Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.16	September 14, 2010

10.15		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2009 (translation)	S-1/A	333-168624	10.22	October 6, 2010

10.16		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 22, 2009 (translation)	S-1/A	333-168624	10.23	October 6, 2010

10.17		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated November 10, 2010 (translation)	10-Q	001-34992	10.1	April 12, 2011

10.18	†	Offer Letter of Ilkan Cokgor	10-K	001-34992	10.30	December 13, 2012

21.1		List of Subsidiaries					X

23.1		Consent of KPMG, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

32.1		Certification Pursuant to 18 U.S.C. Section 1350					X

32.2		Certification Pursuant to 18 U.S.C. Section 1350					X

101.INS	*	XBRL Instance Document					X

101.SCH	*	XBRL Taxonomy Extension Schema Document					X

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document					X

†
Management contract or compensatory arrangement