Form 10-Q
period 2014-11-30
SemiLEDs Corp
filed 2015-01-14
CIK 1333822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,424,493 shares of common stock, par value $0.0000056 per share, outstanding as of January 6, 2015.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30, 2014	August 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,723	$12,649
Accounts receivable, net of allowance for doubtful accounts of $1,324 and $1,369 as of November 30, 2014 and August 31, 2014, respectively	2,020	2,130
Accounts receivable from related parties, net of allowance for doubtful accounts of $1,361 and $1,397 as of November 30, 2014 and August 31, 2014, respectively	46	41
Inventories	8,788	9,212
Prepaid expenses and other current assets	1,755	1,909
Total current assets	21,332	25,941
Property, plant and equipment, net	24,676	27,063
Intangible assets, net	1,530	1,586
Goodwill	57	59
Investments in unconsolidated entities	2,119	2,204
Other assets	562	764
TOTAL ASSETS	$50,276	$57,617
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,797	$1,934
Accounts payable	1,605	2,675
Accrued expenses and other current liabilities	4,339	4,860
Total current liabilities	7,741	9,469
Long-term debt, excluding current installments	3,723	4,256
Total liabilities	11,464	13,725
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 28,424 shares issued and outstanding	—	—
Additional paid-in capital	171,400	170,953
Accumulated other comprehensive income	4,426	5,583
Accumulated deficit	(136,961)	(132,630)
Total SemiLEDs stockholders’ equity	38,865	43,906
Noncontrolling interests	(53)	(14)
Total equity	38,812	43,892
TOTAL LIABILITIES AND EQUITY	$50,276	$57,617

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2014	2013
Revenues, net	$2,928	$3,417
Cost of revenues	4,471	5,754
Gross loss	(1,543)	(2,337)
Operating expenses:
Research and development	748	1,126
Selling, general and administrative	2,151	2,644
Total operating expenses	2,899	3,770
Loss from operations	(4,442)	(6,107)
Other income (expenses):
Equity in losses from unconsolidated entities, net	(35)	(63)
Interest expenses, net	(24)	(37)
Other income, net	30	54
Foreign currency transaction gain (loss), net	100	(197)
Total other income (expenses), net	71	(243)
Loss before income taxes	(4,371)	(6,350)
Income tax expense (benefit)	—	—
Net loss	(4,371)	(6,350)
Less: Net loss attributable to noncontrolling interests	(40)	(58)
Net loss attributable to SemiLEDs stockholders	$(4,331)	$(6,292)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.15)	$(0.23)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	28,446	27,784

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2014	2013
Net loss	$(4,371)	$(6,350)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(1,156)	521
Comprehensive loss	$(5,527)	$(5,829)
Comprehensive loss attributable to noncontrolling interests	$(39)	$(55)
Comprehensive loss attributable to SemiLEDs stockholders	$(5,488)	$(5,774)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total SemiLEDs Stockholders’	Non-Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2014	28,424	$—	$170,953	$5,583	$(132,630)	$43,906	$(14)	$43,892
Stock-based compensation	—	—	447	—	—	447	—	447
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(1,157)	—	(1,157)	1	(1,156)
Net loss	—	—	—	—	(4,331)	(4,331)	(40)	(4,371)
BALANCE—November 30, 2014	28,424	$—	$171,400	$4,426	$(136,961)	$38,865	$(53)	$38,812

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,371)	$(6,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,307	1,566
Stock-based compensation expense	447	533
Bad debt expense	—	31
Provisions for inventory write-downs	228	187
Equity in losses from unconsolidated entities, net	35	63
Loss on disposal of property, plant and equipment	5	—
Income recognized on patents assignment	—	(13)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	34	(285)
Inventories	(71)	(915)
Prepaid expenses and other	240	37
Accounts payable	(644)	(807)
Accrued expenses and other current liabilities	117	525
Net cash used in operating activities	(2,673)	(5,428)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(601)	(483)
Payments related to acquisition of business	—	(1,626)
Payments for development of intangible assets	(15)	(80)
Increase in restricted cash	—	(97)
Other investing activities, net	4	(78)
Net cash used in investing activities	(612)	(2,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(469)	(562)
Proceeds from line of credit	—	170
Payments on line of credit	—	(170)
Other financing activities	—	3
Net cash used in financing activities	(469)	(559)
Effect of exchange rate changes on cash and cash equivalents	(172)	201
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,926)	(8,150)
CASH AND CASH EQUIVALENTS—Beginning of period	12,649	36,272
CASH AND CASH EQUIVALENTS—End of period	$8,723	$28,122
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$407	$203
Proceeds from sale of property, plant and equipment included in other current liabilities	$483	$—
Accrual related to acquisition of business	$—	$450

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly and majority owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED chips and LED components, but lighting products have also become an increasingly important part of the Company’s business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including Taiwan, the United States and China.

As of November 30, 2014, SemiLEDs had eight wholly owned subsidiaries and an 87% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently take place and where a substantial portion of the assets are held and located. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of November 30, 2014, the Company also owned an 87% interest in Ning Xiang, which consisted of a 51% interest acquired in August 2011, an additional 15% interest acquired in April 2013 and an additional 21% interest acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems.

SemiLEDs’ common shares are listed on the NASDAQ Global Select Market under the symbol “LEDS” since December 8, 2010.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2014. The unaudited condensed consolidated balance sheet as of August 31, 2014 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of November 30, 2014, the statements of operations and comprehensive loss for the three months ended November 30, 2014 and 2013, the statement of changes in equity for the three months ended November 30, 2014, and the statements of cash flows for the three months ended November 30, 2014 and 2013. The results for the three months ended November 30, 2014 are not necessarily indicative of the results to be expected for the year ending August 31, 2015.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The Company has suffered losses from operations of $24.8 million and $42.7 million, gross losses on product sales of $11.3 million and $14.7 million, and net cash used in operating activities of $15.7 million and $14.5 million for the years ended August 31, 2014 and 2013, respectively.  Loss from operations, gross loss on product sales and net cash used in operating activities for the three months ended November 30, 2014 were $4.4 million, $1.5 million and $2.7 million, respectively. Further, at November 30, 2014, the Company’s cash and cash equivalents is down to $8.7 million.  These facts and conditions raise initial substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•                                Raise approximately $5 million of cash through the private placement of additional common shares of the Company to an investor (See Note 9).

•                                Improve operating cash flows through cost reductions and the sale of new higher margin products.  Management has implemented cost reductions that include the closing and relocation of the manufacturing operations at the Company’s Sinwu facility, the consolidation of the Company’s facilities, and workforce reductions.  The Company has begun commercial sales of its UV LED product with a leading cosmetic manufacturer in its fiscal second quarter of 2015. This is expected to have a positive impact on the Company’s future gross margin, operating results and cash flows.

•                                Reduce planned capital expenditures and reduce research and development expenditure expenses.  Management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

•                                Utilize the Company’s available line of credit if necessary.

•                                Raise additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary.

While the Company’s management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months ending November 30, 2015, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2014 and August 31, 2014, cash and cash equivalents of the Company consisted of the following (in thousands):

Cash and Cash Equivalents by Location	November 30, 2014	August 31, 2014
United States:
Denominated in U.S. dollars	$2,652	$7,838
Taiwan:
Denominated in U.S. dollars	4,321	2,909
Denominated in New Taiwan dollars	611	834
Denominated in other currencies	292	300
China (including Hong Kong):
Denominated in U.S. dollars	262	262
Denominated in Renminbi	584	505
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$8,723	$12,649

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

Net revenues generated from sales to the top ten customers represented 51% and 43% of the Company’s total net revenues for the three months ended November 30, 2014 and 2013, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 80% and 59% of the Company’s net revenues for the three months ended November 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncement

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on September 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted. The new standard is effective for the Company on September 1, 2016. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  The Update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  This Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The Update is effective for the Company on September 1, 2017 and management has elected not to early adopt it.  When the Update is effective, it could have a material effect on management’s assessment of the Company’s ability to continue as a going concern.

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2014 and August 31, 2014 consisted of the following (in thousands):

	November 30, 2014	August 31, 2014
Raw materials	$2,482	$2,792
Work in process	1,384	1,420
Finished goods	4,922	5,000
Total	$8,788	$9,212

Inventory write-downs to estimated net realizable values were $228 thousand and $187 thousand for the three months ended November 30, 2014 and 2013, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2014 and August 31, 2014 consisted of the following (in thousands):

	November 30, 2014	August 31, 2014
Buildings and improvements	$14,028	$14,518
Machinery and equipment	63,391	68,038
Leasehold improvements	2,914	2,914
Other equipment	2,565	2,652
Construction in progress	2,418	2,395
Total property, plant and equipment	85,316	90,517
Less: Accumulated depreciation, amortization and impairment	(60,640)	(63,454)
Property, plant and equipment, net	$24,676	$27,063

Intangible Assets

Intangible assets as of November 30, 2014 and August 31, 2014 consisted of the following (in thousands):

	November 30, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	14	$1,412	$273	$1,139
Acquired technology	5	695	304	391
Total		$2,107	$577	$1,530

	August 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Patents and trademarks	14	$1,411	$257	$1,154
Acquired technology	5	719	287	432
Total		$2,130	$544	$1,586

Goodwill

In July 2013, the Company recognized goodwill on the acquisition of an LED production business. All of the goodwill was assigned to the Company’s reporting unit associated with the manufacture and sale of LED chips and LED components.

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2014 and August 31, 2014 consisted of the following (in thousands, except percentages):

	November 30, 2014		August 31, 2014
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	33%	$175	33%	$217
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	1,944	Various	1,987
Total investments in unconsolidated entities		$2,119		$2,204

There were no dividends received from unconsolidated entities through November 30, 2014.

Equity Method Investments

As of November 30, 2014, the Company owned a 33% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture in Malaysia which is engaged in the design, manufacture and sale of lighting fixtures and systems. Originally, the Company and the other investor each owned a 50% equity interest in the joint venture. In January 2014, the Company participated in SILQ’s capital increase and contributed $76 thousand. Following the capital increase, the Company’s equity interest in SILQ was diluted from 50% to 49%, and consequently, the Company recognized a gain on dilution of its investment of $26 thousand. The dilution gain was recognized as additional paid in capital in the consolidated statement of changes in equity. In April 2014, the Company sold part of its equity interest in SILQ to the other investor for a cash consideration of $114 thousand and recognized a gain on sale of investment of $37 thousand. The gain was reported in the consolidated statements of operations in equity in losses from unconsolidated entities. Upon consummation of the sale, the Company’s equity interest in SILQ was reduced from 49% to 33%. The Company subsequently invested $130 thousand in SILQ’s capital increase and its equity interest remains unchanged.

Cost Method Investments

The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

5. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are including cancellable and noncancellable and which expire at various dates between January 2015 and December 2020. Lease expense related to these noncancellable operating leases was $163 thousand and $283 thousand for the three months ended November 30, 2014 and 2013, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2014 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2015	$373
2016	423
2017	427
2018	264
2019	90
Thereafter	121
Total	$1,698

Purchase Obligations—The Company had purchase commitments for inventory, property, plant and equipment in the amount of $3.2 million and $3.9 million as of November 30, 2014 and August 31, 2014, respectively.

Litigation—The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company recognizes a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated.  As of November 30, 2014, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Stock-based Compensation

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 2,500 thousand shares. Prior to SemiLEDs’ initial public offering, the Company had another stock-based compensation plan (the “2005 Plan”), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms.

A total of 6,349 thousand shares of common stock was reserved for issuance and there were 4,492 thousand shares of common stock available for future issuance under the 2005 Plan and 2010 Plan as of both November 30, 2014 and August 31, 2014.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended November 30,
	2014	2013
Cost of revenues	$122	$195
Research and development	63	111
Selling, general and administrative	262	227
	$447	$533

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2014	2013
Stock units and stock options to purchase common stock	21	25

8. Income Taxes

The Company’s loss before income taxes for the three months ended November 30, 2014 and 2013 consisted of the following (in thousands):

	Three Months Ended November 30,
	2014	2013
U.S. operations	$(311)	$(563)
Foreign operations	(4,060)	(5,787)
Loss before income taxes	$(4,371)	$(6,350)

Unrecognized Tax Benefits

As of both November 30, 2014 and August 31, 2014, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The entire amount of the unrecognized tax benefits would impact the Company’s effective tax rate if recognized. The impact would be offset by an adjustment to the valuation allowance.

Accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2013 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

9. Subsequent Events

On December 3, 2014, the Company accepted an Offer dated November 25, 2014 from Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group, to purchase 5,016,087 shares of the Company’s common stock at $1.00 per share, representing approximately 15% of the Company’s outstanding shares. Following the acceptance of the offer, the Company entered into a definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) with Mr. Xiaoqing Han.  The Agreement provides that if the Company fails to sell the shares to Mr. Han then the Company is required to pay Mr. Han $3 million plus the legal fees incurred by him relating to the sale. Similarly, if Mr. Han does not purchase the shares before February 25, 2015, then he is required to pay the Company $3 million plus the legal fees incurred by the Company relating to the sale.

In December 2014, SemiLEDs acquired an additional 6% interest in Ning Xiang for cash consideration of $0.7 million, increasing its ownership interest from 87% to 93%. The acquisition of the additional interest in Ning Xiang is accounted for as an equity transaction.

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

•                                The effect of the disclosure requirements under the provisions of the Dodd-Frank Act relating to “conflict minerals,” which could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and shareholders.

•                                The impact on the trading price of our common stock if we are delisted for failure to meet the NASDAQ continued listing requirements if our stock trades below $1 per share.

•                                The costs and other effects of litigation.

•                                Declining cash position.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have not assumed any obligation to, and you should not expect us to, update or revise these statements because of new information, future events or otherwise.

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, or the 2014 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2014 Annual Report, and in other filings with the SEC.

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

These technical capabilities enable us to produce LED chips that can provide efficacies of greater than 120 lumens per watt when packaged. We believe these capabilities and know-how should also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices. In addition, we believe our technological know-how and capabilities will help facilitate our migration to larger wafer sizes.

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of November 30, 2014, we also owned an 87% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which consisted of a 51% interest acquired in August 2011, an additional 15% interest acquired in April 2013 and an additional 21% interest acquired in November 2013. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems. In December 2014, we increased our interest in Ning Xiang to 93%.

We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of November 30, 2014, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd. or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. Originally, we and the other investor each owned a 50% equity interest in the joint venture. In January 2014, we participated in SILQ’s capital increase and contributed $76 thousand. Following this capital increase, our equity interest in SILQ was diluted from 50% to 49%. In April 2014, we sold part of our equity interest in SILQ to the other investor in SILQ for a cash consideration of $114 thousand. Upon consummation of the sale, our equity interest in SILQ was reduced from 49% to 33%. We subsequently invested $130 thousand in SILQ’s capital increase and our equity interest remains unchanged.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•                          Industry growth and demand for products and applications using LEDs.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and impact our financial performance. We believe the potential market for LED lighting will continue to expand. LEDs for efficient generation of UV light are also starting to gain attention for various medical, germicidal and industrial applications. Since a substantial portion of our LED chips, LED components and our lighting products are used by end-users in general lighting applications and specialty industrial applications such as UV curing, medical/cosmetic, counterfeit detection, horticulture, architectural lighting and entertainment lighting the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips, LED components and LED lighting products. Fluctuations in demand for LED lights products will also affect the results of Ning Xiang.

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

•                          Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. In June 2013, we expanded our UV LED product portfolio with the launch of mid- and high-power product series designed for industrial applications such as printing, coating, curing, signage and medical/cosmetic uses. We also broadened our LED components portfolio through an acquisition in July 2013. Our near-term success will depend upon how attractive these products are to our customers versus competitors’ offerings and our customers’ willingness and promptness in qualifying our new products. In November 2013, we launched a new 10-watt M63 RGBW integrated 6363 LED, capable of delivering over 410 total lumens of combined red, green, blue and white light output. The M63 RGBW LED component integrates our vertical LED structure, white color chip and ceramic packaging technologies, designed for a wide range of color-changing applications, including entertainment lighting (such as stage lights, backdrops and spotlighting), large scale displays, and architectural lighting. This compact multi-color LED component offers our customers easy color mixing and higher integration that simplifies the design of lighting fixtures and reduces the number of LED components used. In August 2014, we introduced a line of 80x80mil rugged metal LED chips, which include white, blue, and UV variations, and provide packagers and integrators with a wider variety of high-efficiency/high-output choices to address the growing number of applications in both the commercial lighting and industrial spaces. In addition, we launched a new Enhanced Flip Chip, or EF, LED series and our newest line of white chip scale packages, the ReadyMount™ Enhanced CSP, or EC series. The EF series launched with the EF-B40, a blue 40-mil flip chip that simplifies the packaging and integration process by eliminating wire-bonding while increasing both lumen-density and decreasing the lumen-per-dollar value proposition while enabling packagers to use standard surface mount assembly techniques. By combining SemiLEDs’s Enhanced Flip chip approach with our innovative ReadyWhite™ phosphor technology, the EC delivers unprecedented flexibility, reliability and manufacturability in a single 1.4mm x 1.4mm low profile device. Rated for input power of up to 3W, the EC is a fully packaged white emitter SMD component, ready for surface mounting on any board level module or COB application, lowering capital costs and enabling extremely high lumen density configurations.

•                          General economic conditions and geographic concentration.  Many countries including the United States and the European Union members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the risk of a financial crisis in Russia has risen because of a precipitous fall in the rouble in mid-December 2014. Our business in Russia and/or related markets could be adversely affected as a result of economic uncertainty or slowdown. Furthermore, the reduction in LED street and tunnel lighting projects financed by the Chinese government and aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three months ended November 30, 2014, sales to our three largest customers, in the aggregate, accounted for 27% of our revenues.

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

•                          Our ability to realize our strategic initiatives.  We have grown our business in part through strategic alliances and acquisitions. We continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions, such as acquisitions or divestitures. For example, in July 2013, we acquired an LED component production line and related technology from certain third parties.  This acquisition helped us expand our production capacity for LED components, and strengthen our product portfolio, technology and know-how related to LED components. In addition, as the world’s second largest economy and one that is geographically close to our manufacturing operations, China continues to represent a key market for our products and we have been working towards formulating certain strategic alternatives to exploit the opportunities that it presents, including, but not limited to, developing and expanding our direct sales force and distribution channels. For example, through potential formation of several joint projects with an investor from China, we expect to utilize our LED technology into the waste water treatment plants, and, packaging LED luminaries in Provinces and Regions throughout China.

•                                Declining cash position.  Our cash and cash equivalents decreased to $8.7 million as of November 30, 2014 due to the combination of our net loss, payments related to long-term debt and a decrease in accounts payable balances, and cash outlays for fixed assets to expand our Chu-Nan Facility for the relocation and consolidation of our manufacturing operations at Sinwu, Taiwan. We have initiated actions to accelerate operating cost reductions and improve operational efficiencies. In the first and second quarters of our fiscal 2015, we have started to realize the benefits of operating cost reductions, such as savings on lease and overhead costs related to the Sinwu Facility, lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. For information concerning our liquidity plans, see Note 2, ‘‘Summary of Significant Accounting Policies’’ of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1, Financial Statements, of this Quarterly Report.

Recent Developments

Beginning in our fiscal 2015, in response to challenging business conditions and to improve our overall cost competitiveness and cash flow generation, we continue to accelerate operating cost reductions and improve operational efficiencies. In January 2015, we completed the relocation and consolidation of our manufacturing operations at Sinwu, Taiwan, or Sinwu Facility, to our other existing facilities. We have started to realize the benefits of operating cost reductions, such as savings on lease and overhead costs related to the Sinwu Facility, lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities. We continue to conduct an ongoing review of our staffing requirements and structure, such as eliminating duplicate administrative and support functions, reassigning resources to align with our business strategies, and reducing headcount as appropriate.

We recently secured our first design-win for our UV LED product with a leading cosmetic manufacturer and have begun commercial sales of this new product in our fiscal second quarter of 2015. By leveraging the combination of our new product developments and the integration of LED component technology and manufacturing capacity, we expect to have a positive impact on our future gross margin, operating results and cash flows. We continue to see strength in our target markets including UV applications, particularly for component products.

On December 3, 2014, we accepted an Offer dated November 25, 2014 from Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group to acquire a 15% interest in SemiLEDs common stock at a purchase price of $1.00 per share for a total consideration of $5.0 million. Mr. Han will join the SemiLEDs Board of Directors upon closing of the transaction. Following the acceptance of the offer, the Company entered into a definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) with Mr. Xiaoqing Han.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months ended November 30, 2014 as compared to those disclosed in our 2014 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On August 29, 2014, the exchange rate was 29.90 NT dollars to one U.S. dollar. On November 28, 2014, the exchange rate was 30.95 NT dollars to one U.S. dollar. On January 6, 2015, the exchange rate was 31.98 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2013	29.57	30.20	28.95	29.93
Fiscal 2014	29.94	30.60	29.36	29.90
September 2014	30.11	30.48	29.86	30.42
October 2014	30.40	30.45	30.36	30.44
November 2014	30.71	30.95	30.47	30.95
December 2014	31.41	31.79	31.04	31.65
January 2015 (through January 6, 2015)	31.97	31.98	31.95	31.98

(1)                                 Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

	Three Months Ended November 30,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$715	24%	$975	29%	$(260)	(27)%
LED components	1,594	55%	1,187	34%	407	34%
Lighting products	389	13%	1,227	36%	(838)	(68)%
Other revenues	230	8%	28	1%	202	—
Total revenues, net	2,928	100%	3,417	100%	(489)	(14)%
Cost of revenues	4,471	153%	5,754	168%	(1,283)	(22)%
Gross loss	$(1,543)	(53)%	$(2,337)	(68)%	$794	(34)%

Revenues, net

Our revenues decreased by approximately 14% from $3.4 million for the three months ended November 30, 2013 to $2.9 million for the three months ended November 30, 2014. The $0.5 million decrease in revenues reflects a $0.8 million decrease in revenues attributable to sales of lighting products, a $0.3 million decrease in revenues attributable to sales of LED chips, offset by a $0.4 million increase in sales of LED components and a $0.2 million increase in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips represented 24% and 29% of our revenues for the three months ended November 30, 2014 and 2013, respectively. For the three months ended November 30, 2014, we continued to sell a significant volume of a category of lower-priced LED chips. Other than the lower-priced LED chips, the average selling price of our normal LED chips was 4% lower as compared to the three months ended November 30, 2013. The volume of our normal LED chips sold for the three months ended November 30, 2014 was 53% lower than for the three months ended November 30, 2013, because we placed greater emphasis on the sales of LED components rather than the sales of LED chip where we have been forced to cut prices on older inventory, as discussed above. Our strategic decision to focus on the profitable segments within the niche LED markets, including the UV LED and architectural lighting, did not have a positive impact on our revenues for the three months ended November 30, 2014, primarily because we were unable to expand our sales and distribution channels in a timely manner to achieve our business objectives, and partly because these niche LED markets have smaller volume demand.

Revenues attributable to the sales of our LED components represented 55% and 34% of our revenues for the three months ended November 30, 2014 and 2013, respectively. The increase in revenues attributable to sales of LED components was due to a 64% increase in the average selling price of LED components, offset in part by a 16% decrease in the volume of LED components sold. We launched several new LED components products in the first quarter of fiscal 2015 and were able to expand our sales and distribution channels in a timely manner, which positively improved our revenues generated from the sales of LED components for the three months ended November 30, 2014. The volume of LED components sold decreased primarily due to a continued slowdown in demand for a category of older generation products in our LED components portfolio and a decline in sales of a category of lower-priced LED components that we sell particularly to distributor customers.

Revenues attributable to the sales of lighting products represented 13% and 36% of our revenues for the three months ended November 30, 2014 and 2013, respectively. Revenues attributable to the sales of lighting products was higher for the three months ended November 30, 2013 primarily due to several non-recurring project-based orders for LED lights products.

Other revenues for the three months ended November 30, 2014 consisted primarily of revenues attributable to the sales of scrap and raw materials, and the provision of services. Our other revenues for the three months ended November 30, 2013 was not significant.

Cost of Revenues

Our cost of revenues decreased by 22% from $5.8 million for the three months ended November 30, 2013 to $4.5 million for the three months ended November 30, 2014. The decrease in cost of revenues was primarily due to lower sales for the three months ended November 30, 2014 as a result of lower sales volume for our LED chips and LED components. Inventory write-downs were $0.2 million for both the three months ended November 30, 2014 and 2013.

Gross Loss

Our gross loss decreased from a loss of $2.3 million for the three months ended November 30, 2013 to a loss of $1.5 million for the three months ended November 30, 2014. Our gross margin percentage was negative 53% for the three months ended November 30, 2014, as compared to negative 68% for the three months ended November 30, 2013, as a consequence of excess capacity charges for our LED chips and LED components. Although factory utilization was lower for the three months ended November 30, 2014 primarily due to lower sales, as more fully described above, our gross loss decreased as a result of the increase in the average selling price of LED components.

Operating Expenses

	Three Months Ended November 30,
	2014		2013
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$748	26%	$1,126	33%	$(378)	(34)%
Selling, general and administrative	2,151	73%	2,644	77%	(493)	(19)%
Total operating expenses	$2,899	99%	$3,770	110%	$(871)	(23)%

Research and development.  Our research and development expenses decreased from $1.1 million for the three months ended November 30, 2013 to $0.7 million for the three months ended November 30, 2014. The decrease was primarily due to a $0.1 million decrease in payroll expense as a result of lower headcount and a $0.2 million decrease in materials and supplies used in research and development.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $2.6 million for the three months ended November 30, 2013 to $2.2 million for the three months ended November 30, 2014. The decrease was mainly attributable to a $0.1 million decrease in payroll expense and a $0.2 million decrease in rent and other general and administrative expenses. We have started to realize the benefits of operating cost reductions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities. The decrease in selling, general and administrative was also attributable to a $0.2 million decrease in professional service expenses, mainly legal, audit and advisory services.

Other Income (Expenses)

	Three Months Ended November 30,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Equity in losses from unconsolidated entities, net	$(35)	(1)%	$(63)	(2)%
Interest expenses, net	(24)	(1)%	(37)	(1)%
Other income, net	30	1%	54	2%
Foreign currency transaction gain (loss), net	100	3%	(197)	(6)%
Total other income (expenses), net	$71	2%	$(243)	(7)%

Equity in losses from unconsolidated entities, net.  We recognized net losses from our portion of the net losses from SILQ, an unconsolidated entity. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

Interest expense, net.  The decrease in interest expense was primarily due to lower average debt balances.

Other income, net. Our other income consists primarily of rental income from the lease back of the second floor of our Hsinchu building to the original owner, net of related depreciation charge.

Foreign currency transaction loss, net.  We recognized net foreign currency transaction income of $0.1 million and losses of $0.2 million for the three months ended November 30, 2014 and 2013, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense (Benefit)

Although we incurred a loss before income taxes, we did not recognize any related income tax benefits for both the three months ended November 30, 2014 and 2013 because of a full valuation allowance on all deferred tax assets provided. Our effective tax rate is estimated to be approximately zero for fiscal 2015, since it is expected that Taiwan SemiLEDs, our primary operating subsidiary, will incur losses, and because we provided a full valuation allowance on all deferred tax assets, which consist primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

Our effective tax rate was zero for fiscal 2014, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended November 30,
	2014		2013
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(40)	(1)%	$(58)	(2)%

We recognized net losses attributable to noncontrolling interests of $0.1 million for both the three months ended November 30, 2014 and 2013, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, and reduced to 13% beginning in November 2013.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of November 30, 2014 and August 31, 2014, we had cash and cash equivalents of $8.7 million and $12.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and money market funds.

We utilize operating lines of credit with certain banks to fulfill our short-term financing needs if necessary. We had a one-year NT dollar denominated revolving credit facility entered into by our majority owned subsidiary in May 2013, which expired in January 2014 and was renewed with the bank for another year in March 2014, providing for approximately $1.0 million as of both November 30, 2014 and August 31, 2014.

We had no amount outstanding under the credit facility as of both November 30, 2014 and August 31, 2014.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $5.5 million and $6.2 million as of November 30, 2014 and August 31, 2014, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of both November 30, 2014 and August 31, 2014, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of November 30, 2014, our outstanding balance on this note payable was approximately $1.4 million.

•                          As of November 30, 2014, we had no amount outstanding under the second note payable.

•                          The third note payable requires monthly payments of principal and interest in the amount of $27 thousand over the five-year term of the note with final payment to occur in May 2015 and, as of November 30, 2014, our outstanding balance on this note payable was approximately $0.2 million.

•                          The fourth note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of November 30, 2014, our outstanding balance on this note payable was approximately $2.1 million.

•                          The fifth note payable requires monthly payments of principal and interest in the amount of $112 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of November 30, 2014, our outstanding balance on this note payable was approximately $1.8 million.

Property, plant and equipment pledged as collateral for our notes payable were $8.0 million and $8.9 million as of November 30, 2014 and August 31, 2014, respectively.

We have incurred significant losses since inception.  We have suffered losses from operations of $24.8 million and $42.7 million, gross losses on product sales of $11.3 million and $14.7 million, and net cash used in operating activities of $15.7 million and $14.5 million for the years ended August 31, 2014 and 2013, respectively.  Loss from operations, gross loss on product sales and net cash used in operating activities for the three months ended November 30, 2014 were $4.4 million, $1.5 million and $2.7 million, respectively. Further, as of November 30, 2014, our cash and cash equivalents was down to $8.7 million.  These facts and conditions raise initial substantial doubt about our ability to continue as a going concern. However, our management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•                          Raise approximately $5 million cash through the private placement of additional common shares of the Company to an investor.

•                          Improve operating cash flows through cost reductions and the sales of new higher margin products.  Management has implemented cost reduction that include the closing and relocation of the manufacturing operations at the Company’s Sinwu facility, the consolidation of the Company’s facilities, and workforce reductions.  The Company has begun commercial sales of its UV LED product with a leading cosmetic manufacturer in its fiscal second quarter of 2015. This is expected to have a positive impact on the Company’s future gross margin, operating results and cash flows.

•                          Reduce planned capital expenditures and reduce research and development expenditure expenses.  Management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

•                          Utilize the Company’s available line of credit if necessary.

•                          Raise additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary.

While our management believes that the measures as described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months ending November 30, 2015, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2014	2013
Net cash used in operating activities	$(2,673)	$(5,428)
Net cash used in investing activities	$(612)	$(2,364)
Net cash used in financing activities	$(469)	$(559)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three months ended November 30, 2014 and 2013 was $2.7 million and $5.4 million, respectively. Cash used in operating activities for the three months ended November 30, 2014 was $2.7 million lower, primarily due to an increase in cash collected from customers. The accounts receivable for one of our major customers due in the fourth quarter of our fiscal 2014 was collected in the first quarter of our fiscal 2015. The increase was partially offset by a decrease in cash used to pay for materials and supplies used in production and research and development efforts, and to pay for salary-related expenses due to the reduction of employees engaged in manufacturing activities as we downsized our manufacturing operations and the termination of employment of several senior employees and executives during fiscal 2014.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2014 was $0.6 million, consisting primarily the purchases of $0.6 million in property, plant and equipment representing primarily the purchases of machinery and equipment and payments for leasehold improvements, and cash used in other investing activities, which is immaterial, including payments for development of intangible assets and return of refundable deposits for leased properties.

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

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2014 related to payments on long-term debt.

Net cash used in financing activities for the three months ended November 30, 2013 was $0.6 million, consisting primarily of payments on long-term debt of $0.6 million and payments on lines of credit of $0.2 million, offset in part by proceeds from the draw down on lines of credit of $0.2 million.

Capital Expenditures

We had capital expenditures of $0.6 million and $0.5 million for the three months November 30, 2014 and 2013, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.  However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of November 30, 2014, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings and claims as of November 30, 2014.

Item 1A.  Risk Factors

Except for the following, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2014 Annual Report.

We may undertake joint ventures, investments, acquisitions, joint projects and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

We have grown our business in part through strategic alliances and acquisitions. For example, we formed China SemiLEDs in January 2010 to focus on the growing market in China; we acquired Silicon Base Development, Inc., or SBDI, in April 2010 to process LED chips into LED components; in August 2011, we acquired 51% equity interest in Ning Xiang, an additional 15% interest acquired in April 2013, an additional 21% interest acquired in November 2013 and an additional 6% interest in December 2014, among other things, to assist with market intelligence; and in July 2013, we acquired an additional LED components production line to expand our LED components production and research and development capabilities, and broaden our LED components portfolio. Recently we entered into a definitive common stock purchase agreement to sell $5.0 million of common stock to Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group.  We may form several joint projects including utilizing LED technology into the waste water treatment plants, and, packaging LED luminaries in Provinces and Regions throughout China with Beijing Xiaoqing Environmental Protection Group. As we experienced with China SemiLEDs, such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings.

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

We are also exposed to liquidity risk in the event of non-performance by the counterparty to the definitive common stock purchase agreement. However, we do not anticipate non-performance by the counterparty.

Our ongoing cost and capital expenditure reduction efforts may not be effective, might have unintended consequences, and could negatively impact our business.

Beginning in our fiscal 2014, we initiated actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In addition, to provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, one of the liquidity plans that we developed in December 2014 is to reduce planned capital expenditures. In connection with the implementation of our cost and capital expenditure reduction programs, we developed a strategic plan to address areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment, de-emphasizing LED chips sales (but placing a greater emphasis on the sale of LED components) in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. We continue to monitor prices and, consistent with our existing contractual commitments, may decrease our activity level and capital expenditures further. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility.

Despite our planning, some cost-cutting and capital expenditure reduction measures could have unexpected negative consequences. As part of our ongoing cost reduction efforts, we may reduce our work force further and experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. Furthermore, capital expenditure reduction could adversely impact our future sales. While our cost and capital expenditure reduction efforts reduced, or are expected to reduce, our operating costs as well as capital expenditure, we cannot be certain that all efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On December 8, 2010, the registration statement on Form S-1 (File No. 333-168624) was declared effective for the initial public offering of our common stock. On December 14, 2010, we sold 6,038 thousand shares of common stock, and received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. Through November 30, 2014, we had used $30.8 million to purchase additional manufacturing space at our Hsinchu, Taiwan headquarters and partially build out existing space in such building, and purchase additional reactors and other manufacturing equipment. We also used $8.4 million to acquire and invest in other businesses, and the remaining $52.8 million for working capital and other general corporate purposes.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 14, 2015	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document