Form 10-Q
period 2015-05-31
SemiLEDs Corp
filed 2015-07-10
CIK 1333822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,052,185 shares of common stock, par value $0.0000056 per share, outstanding as of July 6, 2015.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31, 2015	August 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,016	$12,649
Accounts receivable, net of allowance for doubtful accounts of $1,334 and $1,369 as of May 31, 2015 and August 31, 2014, respectively	2,135	2,130
Accounts receivable from related parties, net of allowance for doubtful accounts of $1,371 and $1,397 as of May 31, 2015 and August 31, 2014, respectively	26	41
Inventories	6,618	9,212
Prepaid expenses and other current assets	1,029	1,909
Total current assets	15,824	25,941
Property, plant and equipment, net	23,483	27,063
Intangible assets, net	1,481	1,586
Goodwill	57	59
Investments in unconsolidated entities	2,135	2,204
Other assets	713	764
TOTAL ASSETS	$43,693	$57,617
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,457	$1,934
Accounts payable	1,806	2,675
Accrued expenses and other current liabilities	3,645	4,860
Total current liabilities	6,908	9,469
Long-term debt, excluding current installments	3,126	4,256
Total liabilities	10,034	13,725
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 29,052 shares and 28,424 shares issued and outstanding as of May 31, 2015 and August 31, 2014, respectively	—	—
Additional paid-in capital	171,920	170,953
Accumulated other comprehensive income	4,580	5,583
Accumulated deficit	(142,904)	(132,630)
Total SemiLEDs stockholders’ equity	33,596	43,906
Noncontrolling interests	63	(14)
Total equity	33,659	43,892
TOTAL LIABILITIES AND EQUITY	$43,693	$57,617

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Revenues, net	$3,508	$4,615	$11,002	$12,203
Cost of revenues	4,367	7,408	14,055	20,470
Gross loss	(859)	(2,793)	(3,053)	(8,267)
Operating expenses:
Research and development	594	1,025	1,954	3,370
Selling, general and administrative	1,621	2,530	5,648	7,437
Gain on disposal of long-lived assets, net	—	—	(287)	—
Total operating expenses	2,215	3,555	7,315	10,807
Loss from operations	(3,074)	(6,348)	(10,368)	(19,074)
Other income (expenses):
Equity in income (loss) from unconsolidated entities, net	40	(22)	(16)	(152)
Interest expenses, net	(26)	(23)	(74)	(61)
Other income, net	29	53	88	159
Foreign currency transaction gain (loss), net	(15)	(81)	49	(71)
Total other income (expenses), net	28	(73)	47	(125)
Loss before income taxes	(3,046)	(6,421)	(10,321)	(19,199)
Income tax expense	—	—	1	—
Net loss	(3,046)	(6,421)	(10,322)	(19,199)
Less: Net loss attributable to noncontrolling interests	(5)	(16)	(48)	(93)
Net loss attributable to SemiLEDs stockholders	$(3,041)	$(6,405)	$(10,274)	$(19,106)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.11)	$(0.23)	$(0.36)	$(0.68)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	28,567	28,441	28,594	28,039

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net loss	$(3,046)	$(6,421)	$(10,322)	$(19,199)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	642	414	(1,003)	(71)
Comprehensive loss	$(2,404)	$(6,007)	$(11,325)	$(19,270)
Comprehensive loss attributable to noncontrolling interests	$(7)	$(17)	$(48)	$(92)
Comprehensive loss attributable to SemiLEDs stockholders	$(2,397)	$(5,990)	$(11,277)	$(19,178)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total SemiLEDs Stockholders’	Non-Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2014	28,424	$—	$170,953	$5,583	$(132,630)	$43,906	$(14)	$43,892
Issuance of common stock under equity incentive plans	628	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,092	—	—	1,092	—	1,092
Purchase of common shares in Ning Xiang	—	—	(125)	—	—	(125)	125	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(1,003)	—	(1,003)	—	(1,003)
Net loss	—	—	—	—	(10,274)	(10,274)	(48)	(10,322)
BALANCE—May 31, 2015	29,052	$—	$171,920	$4,580	$(142,904)	$33,596	$63	$33,659

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,322)	$(19,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,839	4,953
Stock-based compensation expense	1,092	1,530
Bad debt expense	—	89
Provisions for inventory write-downs	1,161	1,618
Equity in losses from unconsolidated entities, net	16	152
Gain on disposal of long-lived assets, net	(287)	—
Income recognized on patents assignment	—	(38)
Changes in operating assets and liabilities:
Accounts receivable, net	(88)	(687)
Inventories	1,273	(907)
Prepaid expenses and other	429	(161)
Accounts payable	(889)	(740)
Accrued expenses and other current liabilities	(152)	(377)
Net cash used in operating activities	(3,928)	(13,767)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,299)	(1,911)
Purchase of investments	—	(206)
Payments related to acquisition of business	—	(2,069)
Payments for development of intangible assets	(37)	(271)
Proceeds from sale of investment	—	114
Decrease (increase) in restricted cash	351	(122)
Other investing activities, net	28	(86)
Net cash used in investing activities	(957)	(4,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,453)	(1,712)
Proceeds from line of credit	—	170
Payments on line of credit	—	(170)
Payment of loan from related party	—	(201)
Other financing activities	—	12
Net cash used in financing activities	(1,453)	(1,901)
Effect of exchange rate changes on cash and cash equivalents	(295)	31
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,633)	(20,188)
CASH AND CASH EQUIVALENTS—Beginning of period	12,649	36,272
CASH AND CASH EQUIVALENTS—End of period	$6,016	$16,084
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$842	$279
Proceeds from sale of property, plant and equipment included in other current liabilities	$884	$—

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

As of May 31, 2015, SemiLEDs had seven wholly owned subsidiaries and a 93% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently takes place and where a substantial portion of the assets is held and located. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of May 31, 2015, the Company also owned a 93% interest in Ning Xiang, which consisted of a 51% interest acquired in August 2011, an additional 15% interest acquired in April 2013, an additional 21% interest acquired in November 2013 and an additional 6% interest acquired in December 2014. Ning Xiang is engaged in the design, manufacture and sale of lighting fixtures and systems.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2015, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2015 and 2014, the statement of changes in equity for the nine months ended May 31, 2015, and the statements of cash flows for the nine months ended May 31, 2015 and 2014. The results for the three or nine months ended May 31, 2015 are not necessarily indicative of the results to be expected for the year ending August 31, 2015.

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

The Company has suffered losses from operations of $24.8 million and $42.7 million, gross losses on product sales of $11.3 million and $14.7 million, and net cash used in operating activities of $15.7 million and $14.5 million for the years ended August 31, 2014 and 2013, respectively. Loss from operations for the three and nine months ended May 31, 2015 were $3.1 million and $10.4 million, respectively. Gross loss on product sales for the three and nine months ended May 31, 2015 were $0.9 million and $3.1 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2015 was $3.9 million. Further, at May 31, 2015, the Company’s cash and cash equivalents was down to $6.0 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•                                Improve operating cash flows through cost reductions and the sales of new higher margin products. Management has implemented cost reductions that include the closing and relocation of the manufacturing operations at the Company’s Sinwu facility, the consolidation of the Company’s facilities, and workforce reductions, and executives taking a salary reduction until the Company returns to profitability. The commercial sales of its UV LED product with a leading cosmetic manufacturer are expected to continue to improve the Company’s future gross margin, operating results and cash flows. We are making progress towards scaling sales of our UV LED products and are focused on product enhancement and developing our UV LED into many other applications or devices.

•                                Reduce planned capital expenditures and reduce research and development expenditure expenses. Management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

•                                Obtain new operating lines of credit facilities from several financial institutions and utilize any available lines of credit to fulfill our short-term financing needs, if necessary.

•                                Raise additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary.

While the Company’s management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months ending May 31, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2015 and August 31, 2014, cash and cash equivalents of the Company consisted of the following (in thousands):

Cash and Cash Equivalents by Location	May 31, 2015	August 31, 2014
United States:
Denominated in U.S. dollars	$2,457	$7,838
Taiwan:
Denominated in U.S. dollars	1,443	2,909
Denominated in New Taiwan dollars	967	834
Denominated in other currencies	306	300
China (including Hong Kong):
Denominated in U.S. dollars	262	262
Denominated in Renminbi	580	505
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$6,016	$12,649

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

Net revenues generated from sales to the top ten customers represented 60% and 61% of the Company’s total net revenues for the three and nine months ended May 31, 2015, respectively, and 52% and 47% of the Company’s net revenues for the three and nine months ended May 31, 2014, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 53% and 70% of the Company’s net revenues for the three and nine months ended May 31, 2015, respectively, and 73% and 58% of the Company’s net revenues for the three and nine months ended May 31, 2014, respectively.

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

Transactions with noncontrolling interests had the following effect on equity attributable to SemiLEDs stockholders (in thousands):

	Three Months Ended May 31, 2015	Nine Months Ended May 31, 2015
Net loss attributable to SemiLEDs stockholders	$(3,041)	$(10,274)
Transfers to noncontrolling interests:
Decrease in SemiLEDs additional paid in capital for purchase of common shares in Ning Xiang	—	(125)
Change from net loss attributable to SemiLEDs stockholders and transfer to noncontrolling interests	$(3,041)	$(10,399)

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2015 and August 31, 2014 consisted of the following (in thousands):

	May 31, 2015	August 31, 2014
Raw materials	$1,935	$2,792
Work in process	684	1,420
Finished goods	3,999	5,000
Total	$6,618	$9,212

Inventory write-downs to estimated net realizable values were $1,161 thousand and $1,618 thousand for the nine months ended May 31, 2015 and 2014, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2015 and August 31, 2014 consisted of the following (in thousands):

	May 31, 2015	August 31, 2014
Buildings and improvements	$14,700	$14,518
Machinery and equipment	62,450	68,038
Leasehold improvements	2,952	2,914
Other equipment	3,977	2,652
Construction in progress	1,591	2,395
Total property, plant and equipment	85,670	90,517
Less: Accumulated depreciation, amortization and impairment	(62,187)	(63,454)
Property, plant and equipment, net	$23,483	$27,063

Intangible Assets

Intangible assets as of May 31, 2015 and August 31, 2014 consisted of the following (in thousands):

	May 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	14	$1,466	$326	$1,140
Acquired technology	5	701	360	341
Total		$2,167	$686	$1,481

	August 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Patents and trademarks	14	$1,411	$257	$1,154
Acquired technology	5	719	287	432
Total		$2,130	$544	$1,586

Goodwill

In July 2013, the Company recognized goodwill on the acquisition of an LED production business. All of the goodwill was assigned to the Company’s reporting unit associated with the manufacture and sale of LED chips and LED components.

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2015 and August 31, 2014 consisted of the following (in thousands, except percentages):

	May 31, 2015		August 31, 2014
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	33%	$181	33%	$217
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	1,954	Various	1,987
Total investments in unconsolidated entities		$2,135		$2,204

There were no dividends received from unconsolidated entities through May 31, 2015.

Equity Method Investments

As of May 31, 2015, the Company owned a 33% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture in Malaysia which is engaged in the design, manufacture and sale of lighting fixtures and systems. Originally, the Company and the other investor each owned a 50% equity interest in the joint venture. In January 2014, the Company participated in SILQ’s capital increase and contributed $76 thousand. Following the capital increase, the Company’s equity interest in SILQ was diluted from 50% to 49%, and consequently, the Company recognized a gain on dilution of its investment of $26 thousand. The dilution gain was recognized as additional paid in capital in the consolidated statement of changes in equity. In April 2014, the Company sold part of its equity interest in SILQ to the other investor for a cash consideration of $114 thousand and recognized a gain on sale of investment of $37 thousand. The gain was reported in the consolidated statements of operations in equity in losses from unconsolidated entities. Upon consummation of the sale, the Company’s equity interest in SILQ was reduced from 49% to 33%. The Company subsequently invested $130 thousand in SILQ’s capital increase in April 2014 and its equity interest remains unchanged.

Cost Method Investments

The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

5. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are including cancellable and noncancellable and which expire at various dates between August 2015 and December 2020. Lease expense related to these noncancellable operating leases was $130 thousand and $438 thousand for the three and nine months ended May 31, 2015, respectively, and $343 thousand and $925 thousand for the three and nine months ended May 31, 2014, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of May 31, 2015 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2015	$120
2016	426
2017	431
2018	266
2019	91
Thereafter	122
Total	$1,456

Purchase Obligations—The Company had purchase commitments for inventory, property, plant and equipment in the amount of $2.5 million and $3.9 million as of May 31, 2015 and August 31, 2014, respectively.

Litigation—The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company recognizes a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated. As of May 31, 2015, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 6,349 thousand shares of common stock was reserved for issuance under the 2005 Plan and 2010 Plan as of both May 31, 2015 and August 31, 2014. There were 3,886 thousand and 4,492 thousand shares of common stock available for future issuance under the 2005 Plan and 2010 Plan under the equity incentive plans as of May 31, 2015 and August 31, 2014, respectively.

In May 2015, SemiLEDs granted 50 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of May 7, 2016 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $0.82 per unit.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Cost of revenues	$49	$191	$264	$581
Research and development	22	51	133	273
Selling, general and administrative	196	240	695	676
	$267	$482	$1,092	$1,530

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Stock units and stock options to purchase common stock	229	277	529	567

8. Income Taxes

The Company’s loss before income taxes for the three and nine months ended May 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
U.S. operations	$(203)	$(476)	$(706)	$(1,464)
Foreign operations	(2,843)	(5,945)	(9,615)	(17,735)
Loss before income taxes	$(3,046)	$(6,421)	$(10,321)	$(19,199)

Unrecognized Tax Benefits

As of both May 31, 2015 and August 31, 2014, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2014 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

9. Subsequent Events

The Company entered into a definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han’s inability to transfer funds from China. To date, the Company has only received approximately $261,000 of the $5 million purchase price. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required to pay the Company $3 million plus the legal fees incurred by the Company relating to the sale. On June 29, 2015, the Company provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. The Company’s Board is considering legal alternatives to collect the amounts owed under the Agreement. There can be no assurance if, or when, Mr. Han will be able to complete the purchase or if the Company can collect any judgment for liquidated damages should it obtain one.

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

•                                The impact on the trading price of our common stock if we are delisted for failure to meet the NASDAQ continued listing requirements if our stock continues to trade below $1 per share.

•                                Our ability to reduce our net losses and to restore our operations to profitability.

•                                Our ability to collect the $3 million liquidated damages owed to us by the investor who failed to complete the private placement.

•                                The costs and other effects of litigation.

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

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of May 31, 2015, we also owned a 93% interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, which consisted of a 51% interest acquired in August 2011, an additional 15% interest acquired in April 2013, an additional 21% interest acquired in November 2013 and an additional 6% interest acquired in December 2014.

We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of May 31, 2015, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd. or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems. Originally, we and the other investor each owned a 50% equity interest in the joint venture. In January 2014, we participated in SILQ’s capital increase and contributed $76 thousand. Following this capital increase, our equity interest in SILQ was diluted from 50% to 49%. In April 2014, we sold part of our equity interest in SILQ to the other investor in SILQ for a cash consideration of $114 thousand. Upon consummation of the sale, our equity interest in SILQ was reduced from 49% to 33%. We subsequently invested $130 thousand in SILQ’s capital increase in April 2014 and our equity interest remains unchanged.

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

•                          Changes in our product mix.  We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. In particular, we sold a significant volume of a category of lower-priced LED components designed to meet our customers’ demand. While such a shift in product mix decreased our average selling price, the significant sales volume helped to improve revenues and gross margin in fiscal 2012 and 2013. However, lower than expected sales volume as a result of intense competition harmed our revenues and gross margin in fiscal 2014. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our EV LED product series of LED chips (particularly the UV market) and adjust the lower-priced LED components strategy as appropriate. Starting in the second half of our fiscal 2015, we are making a transition to develop as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. However, as we expand and diversify our product offerings and with varying average selling prices, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

•                          Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. In November 2013, we launched a 10-watt M63 RGBW integrated 6363 LED, capable of delivering over 410 total lumens of combined red, green, blue and white light output. The M63 RGBW LED component integrates our EV LED structure, ReadyWhite™ Phosphor Technology and ceramic packaging technologies, designed for a wide range of color-changing applications, including entertainment lighting (such as stage lights, backdrops and spotlighting), large scale displays, and architectural lighting. This compact multi-color LED component offers our customers easy color mixing and higher integration that simplifies the design of lighting fixtures and reduces the number of LED components used. In August 2014, we introduced a line of 80x80mil EV LED chips, which include white, blue, and UV variations, and provide packagers and integrators with a wider variety of high-efficiency/high-output choices to address the growing number of applications in both the commercial lighting and industrial spaces. In addition, we launched an Enhanced Flip Chip, or EF, LED series and our newest line of white chip scale packages, the ReadyMount™ Enhanced CSP, or EC series. The EF series launched with the EF-B40, a blue 40-mil flip chip that simplifies the packaging and integration process by eliminating wire-bonding while increasing both lumen-density and decreasing the lumen-per-dollar value proposition while enabling packagers to use standard surface mount assembly techniques. By combining SemiLEDs’s Enhanced Flip chip approach with our innovative ReadyWhite™ phosphor technology, the EC delivers unprecedented flexibility, reliability and manufacturability in a single 1.4mm x 1.4mm low profile device. Rated for input power of up to 3W, the EC is a fully packaged white emitter SMD component, ready for surface mounting on any board level module or COB application, lowering capital costs and enabling extremely high lumen density configurations. In March 2015, we announced our Phosphor Converted or PC LED chip series, including PC Red, PC Green, and PC Amber in a 40mil (1mm x 1mm) chip combining with our ReadyWhite™ phosphor technology minimize blue pass through in our product therefore allow more options for our customers in these color ranges.

•                          General economic conditions and geographic concentration.  Many countries including the United States and the European Union members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three and nine months ended May 31, 2015, sales to our three largest customers, in the aggregate, accounted for 61% and 43% of our revenues, respectively.

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

•                          Declining cash position.  Our cash and cash equivalents decreased to $6.0 million as of May 31, 2015 due to the combination of our net loss, payments related to long-term debt and a decrease in accounts payable balances, and cash outlays for fixed assets to expand our Chu-Nan Facility for the relocation and consolidation of our manufacturing operations at Sinwu, Taiwan. We have initiated actions to accelerate operating cost reductions and improve operational efficiencies. For the nine months ended May 31, 2015, we have been realizing the benefits of operating cost reductions, such as savings on lease and overhead costs related to the Sinwu Facility, lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities. Additionally, our gross margin, operating results and cash flows, although declined slightly from the previous quarter, have shown improvement because of the commercial sales of our new UV LED product during the nine months ended May 31, 2015. Sales of our new UV LED product are expected to continue to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. For information concerning our liquidity plans, see Note 2, ‘‘Summary of Significant Accounting Policies’’ of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1, Financial Statements, of this Quarterly Report.

Recent Developments

We entered into a definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han’s difficulty in transferring funds from China. To date, we have only received approximately $261,000 of the $5 million purchase price. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by us, to pay us $3 million in liquidated damages plus the legal fees incurred by us relating to the sale. On June 29, 2015, we provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. Our Board is considering legal alternatives to collect the amounts owed under the Agreement. There can be no assurance if, or when, Mr. Han will be able to complete the purchase or if we can collect any judgment for liquidated damages should we obtain one.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the nine months ended May 31, 2015 as compared to those disclosed in our 2014 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On August 29, 2014, the exchange rate was 29.90 NT dollars to one U.S. dollar. On May 29, 2015, the exchange rate was 30.69 NT dollars to one U.S. dollar. On July 6, 2015, the exchange rate was 30.95 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2013	29.57	30.20	28.95	29.93
Fiscal 2014	29.94	30.60	29.36	29.90
September 2014	30.11	30.48	29.86	30.42
October 2014	30.40	30.45	30.36	30.44
November 2014	30.71	30.95	30.47	30.95
December 2014	31.41	31.79	31.04	31.65
January 2015	31.63	32.00	31.21	31.50
February 2015	31.49	31.60	31.39	31.41
March 2015	31.45	31.66	31.28	31.30
April 2015	31.02	31.30	30.48	30.62
May 2015	30.59	30.72	30.44	30.69
June 2015	30.90	31.11	30.75	30.86
July 2015 (through July 6, 2015)	30.92	30.95	30.90	30.95

(1)                                 Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

	Three Months Ended May 31,
	2015		2014
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$778	22%	$1,196	26%	$(418)	(35)%
LED components	2,011	58%	1,847	40%	164	9%
Lighting products	529	15%	1,041	23%	(512)	(49)%
Other revenues	190	5%	531	11%	(341)	(64)%
Total revenues, net	3,508	100%	4,615	100%	(1,107)	(24)%
Cost of revenues	4,367	124%	7,408	161%	(3,041)	(41)%
Gross loss	$(859)	(24)%	$(2,793)	(61)%	$1,934	(69)%

Revenues, net

Our revenues decreased by approximately 24% to $3.5 million for the three months ended May 31, 2015 from $4.6 million for the three months ended May 31, 2014. The $1.1 million decrease in revenues reflects a $0.4 million decrease in revenues attributable to sales of LED chips, a $0.5 million decrease in revenues attributable to sales of lighting products, and a $0.3 million decrease in revenues attributable to other revenues, offset by a $0.2 million increase in sales of LED components.

Revenues attributable to the sales of our LED chips represented 22% and 26% of our revenues for the three months ended May 31, 2015 and 2014, respectively. The decrease of 35% in revenues attributable to sales of LED chips was the result of a 29% decrease in the volume of LED chips sold, primarily due to a slowdown in demand and our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips, and a 18% decrease in the average selling price of LED chips because of continued market downward pricing pressure. We continued to sell lower-priced LED chips primarily due to our decision to phase out and clear a significant volume of older generation inventory in our LED chips portfolio at discounted prices.

Revenues attributable to the sales of our LED components represented 58% and 40% of our revenues for the three months ended May 31, 2015 and 2014, respectively. The increase in revenues attributable to sales of LED components was mainly due to the sales from our new UV LED components product and an 8% increase in the average selling price, offset in part by a 35% decrease in the volume of LED components sold. Our strategic decision to focus on the profitable segments within the niche LED markets, particularly the UV LED product positively improved our revenues generated from the sales of new LED components products for the three months ended May 31, 2015. Furthermore, several new LED components products launched in the first quarter of fiscal 2015 enabled us to expand our sales and distribution channels in a timely manner. The volume of LED components sold decreased primarily because of a smaller volume demand in niche LED markets and a continued slowdown in demand for a category of older generation products in our LED components portfolio and a decline in sales of a category of lower-priced LED components that we sell particularly to distributor customers.

Revenues attributable to the sales of lighting products represented 15% and 23% of our revenues for the three months ended May 31, 2015 and 2014, respectively. The decrease of the revenues attributable to the sales of lighting products was primarily due to an overall decrease in the number of units sold and a reduction in selling prices.

The decrease in other revenues, consisting primarily of revenues attributable to the sales of scrap and raw materials, and the provision of services was driven by less scrap sold for the three months ended May 31, 2015.

Cost of Revenues

Our cost of revenues decreased by 41% from $7.4 million for the three months ended May 31, 2014 to $4.4 million for the three months ended May 31, 2015. The decrease in cost of revenues was primarily due to lower sales volume in LED chips and components products for the three months ended May 31, 2015, and also the result of our ongoing cost reduction efforts.

Gross Loss

Our gross loss decreased from a loss of $2.8 million for the three months ended May 31, 2014 to a loss of $0.9 million for the three months ended May 31, 2015. Our gross margin percentage was negative 24% for the three months ended May 31, 2015, as compared to negative 61% for the three months ended May 31, 2014, as a consequence of excess capacity charges for our LED chips and LED components. Changes in product mix driven primarily by higher sales of LED components products, which have higher gross margins and the increase in the average selling price of our LED components products both contributed to the improvement of our gross loss.

Operating Expenses

	Three Months Ended May 31,
	2015		2014
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$594	17%	$1,025	22%	$(431)	(42)%
Selling, general and administrative	1,621	46%	2,530	55%	(909)	(36)%
Total operating expenses	$2,215	63%	$3,555	77%	$(1,340)	(38)%

Research and development.  Our research and development expenses decreased from $1.0 million for the three months ended May 31, 2014 to $0.6 million for the three months ended May 31, 2015. The decrease was primarily due to a $0.1 million decrease in payroll expense as a result of lower headcount, a $0.1 million decrease in outsourced manufacturing and a $0.2 million decrease in materials and supplies spending on research and development activities.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $2.5 million for the three months ended May 31, 2014 to $1.6 million for the three months ended May 31, 2015. The decrease in selling, general and administrative was mainly attributable to a $0.4 million decrease in professional service expenses, mainly associated with legal, advisory services and other compliance fee. The decrease was also attributable to a $0.1 million decrease in payroll expense and a $0.4 million decrease in rent, advertising and other general and administrative expenses. We have started to realize the benefits of operating cost reductions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities.

Other Income (Expenses)

	Three Months Ended May 31,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Equity in income (loss) from unconsolidated entities, net	$40	1%	$(22)	(0)%
Interest expenses, net	(26)	(1)%	(23)	(0)%
Other income, net	29	1%	53	1%
Foreign currency transaction loss, net	(15)	(0)%	(81)	(2)%
Total other income (expenses), net	$28	1%	$(73)	(2)%

Equity in income (loss) from unconsolidated entities, net.  We recognized net income (loss) from our portion of the net income (loss) from SILQ, an unconsolidated entity. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

Other income, net. Our other income consists primarily of rental income from the lease back of the second floor of our Hsinchu building to the original owner, net of related depreciation charge.

Foreign currency transaction loss, net.  We recognized net foreign currency transaction loss of $15 thousand and $81 thousand for the three months ended May 31, 2015 and 2014, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2015 and was zero for fiscal 2014, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended May 31,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(5)	(0)%	$(16)	(0)%

We recognized net losses attributable to noncontrolling interests of $5 thousand and $16 thousand for the three months ended May 31, 2015 and 2014, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014.

Nine Months Ended May 31, 2015 Compared to the Nine Months Ended May 31, 2014

	Nine Months Ended May 31,
	2015		2014
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$2,022	18%	$4,288	35%	$(2,266)	(53)%
LED components	6,771	62%	4,294	36%	2,477	58%
Lighting products	1,765	16%	2,972	24%	(1,207)	(41)%
Other revenues	444	4%	649	5%	(205)	(32)%
Total revenues, net	11,002	100%	12,203	100%	(1,201)	(10)%
Cost of revenues	14,055	128%	20,470	168%	(6,415)	(31)%
Gross loss	$(3,053)	(28)%	$(8,267)	(68)%	$5,214	(63)%

Revenues, net

Our revenues decreased by approximately 10% from $12.2 million for the nine months ended May 31, 2014 to $11.0 million for the nine months ended May 31, 2015. The $1.2 million decrease in revenues reflects a $2.3 million decrease in revenues attributable to sales of LED chips, a $1.2 million decrease in revenues attributable to sales of lighting products and a $0.2 million decrease in revenues attributable to other revenues, offset by a $2.5 million increase in sales of LED components.

Revenues attributable to the sales of our LED chips represented 18% and 35% of our revenues for the nine months ended May 31, 2015 and 2014, respectively. For the nine months ended May 31, 2015, we continued to sell a significant volume of a category of lower-priced LED chips. Other than the lower-priced LED chips, the average selling price of our normal LED chips was 23% lower as compared to the nine months ended May 31, 2014. The volume of our normal LED chips sold for the nine months ended May 31, 2015 was 9% lower than for the nine months ended May 31, 2014, because we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory, as discussed above.

Revenues attributable to the sales of our LED components represented 62% and 36% of our revenues for the nine months ended May 31, 2015 and 2014, respectively. The increase in revenues attributable to sales of LED components was mainly due to the sales from our new UV LED components product, offset in part by a 32% decrease in the volume of LED components sold. We launched several new LED components products in the first quarter of fiscal 2015 and were able to expand our sales and distribution channels in a timely manner, which positively improved our revenues generated from the sales of LED components for the nine months ended May 31, 2015. The volume of LED components sold decreased primarily due to a continued slowdown in demand for a category of older generation products in our LED components portfolio and a decline in sales of a category of lower-priced LED components that we sell particularly to distributor customers.

Revenues attributable to the sales of lighting products represented 16% and 24% of our revenues for the nine months ended May 31, 2015 and 2014, respectively. Revenues attributable to the sales of lighting products was higher for the nine months ended May 31, 2014 primarily due to several non-recurring project-based orders for LED lights products.

Other revenues for the nine months ended May 31, 2015 and 2014 consisted primarily of revenues attributable to the sales of scrap and raw materials, and the provision of services.

Cost of Revenues

Our cost of revenues decreased by 31% from $20.5 million for the nine months ended May 31, 2014 to $14.1 million for the nine months ended May 31, 2015. The decrease in cost of revenues was primarily due to lower sales for the nine months ended May 31, 2015 as a result of lower sales volume for our LED chips and LED components. Inventory write-downs decreased from $1.6 million for the nine months ended May 31, 2014 to $1.2 million for the nine months ended May 31, 2015.

Gross Loss

Our gross loss decreased from a loss of $8.3 million for the nine months ended May 31, 2014 to a loss of $3.1 million for the nine months ended May 31, 2015. Our gross margin percentage was negative 28% for the nine months ended May 31, 2015, as compared to negative 68% for the nine months ended May 31, 2014, as a consequence of excess capacity charges for our LED chips and LED components. Although factory utilization remained low for the nine months ended May 31, 2015, our gross loss decreased as a result of the increase in the average selling price of LED components.

Operating Expenses

	Nine Months Ended May 31,
	2015		2014
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$1,954	18%	$3,370	28%	$(1,416)	(42)%
Selling, general and administrative	5,648	51%	7,437	61%	(1,789)	(24)%
Gain on disposal of long-lived assets, net	(287)	(3)%	—	—	(287)	—
Total operating expenses	$7,315	66%	$10,807	89%	$(3,492)	(32)%

Research and development.  Our research and development expenses decreased from $3.4 million for the nine months ended May 31, 2014 to $2.0 million for the nine months ended May 31, 2015. The decrease was primarily due to a $0.5 million decrease in payroll expense, consisting primarily of employee salaries and related compensation costs, as a result of lower headcount, a $0.2 million decrease in outsourced manufacturing and a $0.7 million decrease in materials and supplies used in research and development.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $7.4 million for the nine months ended May 31, 2014 to $5.6 million for the nine months ended May 31, 2015. The decrease was mainly attributable to a $0.4 million decrease in payroll expense and a $0.8 million decrease in rent, advertising and other general and administrative expenses. We have started to realize the benefits of operating cost reductions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities. The decrease in selling, general and administrative was also attributable to a $0.6 million decrease in professional service expenses, mainly legal and advisory services.

Gain on Disposal of Long-Lived Assets.  We recognized a gain of $0.3 million, net on the disposal of long-lived assets for the nine months ended May 31, 2015. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Nine Months Ended May 31,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Equity in losses from unconsolidated entities, net	$(16)	(0)%	$(152)	(1)%
Interest expenses, net	(74)	(1)%	(61)	(0)%
Other income, net	88	1%	159	1%
Foreign currency transaction gain (loss), net	49	0%	(71)	(1)%
Total other income (expenses), net	$47	0%	$(125)	(1)%

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

Foreign currency transaction gain (loss), net.  We recognized a net foreign currency transaction gain of $49 thousand for the nine months ended May 31, 2015, primarily due to the appreciation of the U.S. dollar against the NT dollar during the first quarter of fiscal 2015 from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary, as compared to a net foreign currency transaction loss of $71 thousand for the nine months ended May 31, 2014 due to the depreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense

	Nine Months Ended May 31,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Income tax expense	$1	0%	$—	—

Despite a loss before income taxes, we recognized income tax expense of $1 thousand for the nine months ended May 31, 2015 for a subsidiary in Taiwan, which is subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. Our effective tax rate is expected to be approximately zero for fiscal 2015, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

Although we incurred a loss before income taxes for the nine months ended May 31, 2014, we did not recognize any related income tax benefits. Our effective tax rate was zero for fiscal 2014, since Taiwan SemiLEDs, our primary operating subsidiary, incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

Net Loss Attributable to Noncontrolling Interests

	Nine Months Ended May 31,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(48)	(0)%	$(93)	(1)%

We recognized net losses attributable to noncontrolling interests of $48 thousand and $93 thousand for the nine months ended May 31, 2015 and 2014, respectively, which were attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of May 31, 2015 and August 31, 2014, we had cash and cash equivalents of $6.0 million and $12.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

We had a one-year NT dollar denominated revolving credit facility entered into by our majority owned subsidiary providing for approximately $1.0 million expired in March 2015. There was no outstanding amount under the credit facility as of both the expiration date and August 31, 2014. As of July 10, 2015, we had not renewed the $1.0 million credit facility and are in discussions to negotiate new line of credit facilities with several financial institutions. We expect to utilize any new operating lines of credit, if any, with banks to fulfill our short-term financing needs, if necessary.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $4.6 million and $6.2 million as of May 31, 2015 and August 31, 2014, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of both May 31, 2015 and August 31, 2014, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of May 31, 2015, our outstanding balance on this note payable was approximately $1.3 million.

•                          As of May 31, 2015, we had no amount outstanding under the second and the third note payables.

•                          The fourth note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of May 31, 2015, our outstanding balance on this note payable was approximately $2.1 million.

•                          The fifth note payable requires monthly payments of principal and interest in the amount of $112 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of May 31, 2015, our outstanding balance on this note payable was approximately $1.2 million.

Property, plant and equipment pledged as collateral for our notes payable were $7.7 million and $8.9 million as of May 31, 2015 and August 31, 2014, respectively.

We have incurred significant losses since inception. We have suffered losses from operations of $24.8 million and $42.7 million, gross losses on product sales of $11.3 million and $14.7 million, and net cash used in operating activities of $15.7 million and $14.5 million for the years ended August 31, 2014 and 2013, respectively. Loss from operations for the three and nine months ended May 31, 2015 were $3.1 million and $10.4 million, respectively. Gross loss on product sales for the three and nine months ended May 31, 2015 were $0.9 million and $3.1 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2015 was $3.9 million. Further, at May 31, 2015, the Company’s cash and cash equivalents is down to $6.0 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, our management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•                          Improve operating cash flows through cost reductions and the sales of new higher margin products. Management has implemented cost reductions that include the closing and relocation of the manufacturing operations at the Company’s Sinwu facility, the consolidation of the Company’s facilities, and workforce reductions, and executives taking a salary reduction until the Company returns to profitability. The commercial sales of its UV LED product with a leading cosmetic manufacturer are expected to continue to improve the Company’s future gross margin, operating results and cash flows. We are making progress towards scaling sales of our UV LED products and are focused on product enhancement and developing our UV LED into many other applications or devices.

•                          Reduce planned capital expenditures and reduce research and development expenditure expenses. Management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

•                          Obtain new operating lines of credit facilities from several financial institutions and utilize any available lines of credit to fulfill our short-term financing needs, if necessary.

•                          Raise additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary.

While our management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months ending May 31, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended May 31,
	2015	2014
Net cash used in operating activities	$(3,928)	$(13,767)
Net cash used in investing activities	$(957)	$(4,551)
Net cash used in financing activities	$(1,453)	$(1,901)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2015 and 2014 was $3.9 million and $13.8 million, respectively. Cash used in operating activities for the nine months ended May 31, 2015 was $9.9 million lower, primarily due to the decrease in cash used to pay for salary-related expenses due to the reduction of employees engaged in manufacturing activities as we downsized our manufacturing operations and the termination of employment of several senior employees and executives during fiscal 2014. In addition, a decrease in cash used to pay for materials and supplies used in production and research and development efforts reflecting better inventory control and management and the effect of cost reduction. These decreases were partially offset by the timing of collection of cash received from one of our major customers which was collected in June 2015.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2015 was $1.0 million, consisting primarily the purchases of $1.3 million in property, plant and equipment representing mainly the purchases of machinery and equipment and payments for leasehold improvements, offset by decrease in restricted cash.

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

Cash Flows Used In Financing Activities

Net cash used in financing activities for the nine months ended May 31, 2015 was the payment on long-term debt.

Net cash used in financing activities for the nine months ended May 31, 2014 was $1.9 million, consisting primarily of payments on long-term debt of $1.7 million, payments on lines of credit of $0.2 million and payments of loan from related party of $0.2 million, offset in part by proceeds from the draw down on lines of credit of $0.2 million.

Capital Expenditures

We had capital expenditures of $1.3 million and $1.9 million for the nine months May 31, 2015 and 2014, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of May 31, 2015, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings and claims as of May 31, 2015.

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

We entered into a definitive common stock purchase agreement effective December 18, 2014 with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han’s difficulty in transferring funds from China. To date, we have only received approximately $261,000 of the $5 million purchase price. Pursuant to the terms of the agreement, if Mr. Han did not purchase the shares before February 25, 2015, then, upon our written request, he is required to pay us $3 million in liquidated damages, plus the legal fees incurred by us. On June 29, 2015, we provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. Our Board is considering legal alternatives to collect the amounts owned under the Agreement. There can be no assurance that Mr. Han will be able to transfer the funds needed to complete the purchase. Similarly, if the sale does not close and we obtain a judgment for the $3 million in liquidated damages, we may be unable to collect any judgment in China or elsewhere. The failure to complete the sale or collect any liquidated damages would impact the viability of our liquidity plan and our ability to continue as a going concern.

We have incurred net losses in recent periods and may require additional financing.

We incurred net losses attributable to SemiLEDs stockholders of $24.5 million and $43.7 million for the years ended August 31, 2014 and 2013, respectively and $10.3 million for the nine months ended May 31, 2015. We can give no assurance that we will not incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in Item 1A “Risk Factors” in Part I of our 2014 Annual Report. As of May 31, 2015, we had an accumulated deficit of $143.0 million and net cash balances had declined to only $6.0 million. These facts and conditions raise doubt about our ability to continue as a going concern. However, our management believes it has developed a liquidity plan, as further described in elsewhere in this Quarterly Report that if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending May 31, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

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

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. Our top ten customers collectively accounted for 45% of our revenues for the year ended August 31, 2014, and 61% for the nine months ended May 31, 2015. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the year ended August 31, 2014, sales to our three largest customers, in the aggregate, accounted for 26%, and 37% for the nine months ended May 31, 2015.

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

In December 2010, our common stock was approved for listing on The NASDAQ Global Select Market and continues to be listed on The NASDAQ Global Select Market. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the Global Select Market, including among other things, a minimum stockholders’ equity of $10.0 million, a minimum bid price for our common stock of $1.00 per share, that a majority of the members of our board of directors are independent under the NASDAQ Listing Rules and that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. On March 3, 2015, Jack Lau notified our Board of Directors of his decision not to stand for reelection to the Board of Directors at our 2015 Annual Meeting of Shareholders (the “Annual Meeting”). Therefore, his term as director expired at the Annual Meeting held on May 7, 2015. While our Board of Directors appointed Mr. Arthur H. del Prado and Dr. Edward Hsieh to serve on the audit committee on that date, one vacancy remained and continues to exist. In accordance with NASDAQ Listing Rule 5605(c)(4)(B), we have been provided a cure period until the earlier of our next annual meeting of stockholders or May 7, 2016, to regain compliance with the audit committee requirements. If we do not regain compliance with the audit committee requirements prior to the earlier of our next annual meeting of stockholders or May 7, 2016, NASDAQ will notify us that our common stock will be delisted. Furthermore, on March 18, 2015, the closing minimum bid price of our common stock dropped below $1.00. On April 30, 2015, we received a letter from The NASDAQ Stock Market notifying us that we were not in compliance with the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Select Market. The NASDAQ Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, due to our common stock having traded for 30 consecutive business days below the minimum closing bid price requirement, we no longer met that requirement at that time. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided a cure period until October 27, 2015, to regain compliance with NASDAQ Listing Rule 5450(a)(1). To regain compliance, our common stock is required to have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

We intend to appoint a replacement director for the vacancy on the Audit Committee and are evaluating various alternative courses of action to regain compliance with the NASDAQ minimum bid price requirement. There can be no assurance that we will be able to implement our plan, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 10, 2015	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document