Form 10-K
period 2015-08-31
SemiLEDs Corp
filed 2015-12-15
CIK 1333822

Use these links to rapidly review the document
SemiLEDs Corporation Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2015
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the registrant as of February 27, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Global Select Market on such date, was approximately $19.3 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          Number of shares outstanding of the registrant's Common Stock, par value $0.0000056 per share, as of December 7, 2015: 29,052,185.

SemiLEDs Corporation

Smaller Reporting Company — Scaled Disclosure

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

        We sell blue, white, green and UV LED chips to a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). We also sell our "Enhanced Vertical," or EV, LED product series in blue, white, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end-users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

  •
  developing a LED structure that generally consists of multiple epitaxial layers which are vertically-stacked on top of a copper alloy base; and

  •
  developing low cost Chip Scaled Packaging (CSP) technology.

        These technical capabilities enable us to produce LED chips that can provide efficacies of greater than 120 lumens per watt when packaged. We believe these capabilities and know-how should also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices.

        We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of August 31, 2015, we also owned a 93% equity interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, a company engaged in the design, manufacture and sale of lighting fixtures and systems.

        We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of August 31, 2015, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd. or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems.

Recent Developments

        On December 10, 2015, we entered into a Building Purchase Agreement to sell our headquarter building, located at No. 11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C., to a local Taiwan company, at a sales price of $5.2 million, consisting of a cash down payment of $3 million at signing, $1 million payable on December 31, 2016 and the balance of $1.2 million payable on December 31, 2017. The sale is scheduled to be closed on December 31, 2017. At any time before December 31, 2017, we have the right to cancel the Agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the fourth notes payable, which are secured by the building. We received the cash down payment of $3 million on December 14, 2015.

        We intend to enter into a foundry, technology and licensing agreement to ODM our chips. Our ODM partner would assist SemiLEDs with the restructuring of our EPI and Fab at Chu-Nan for our chips manufacturing operation. Our ODM partner will work with SemiLEDs to ODM vertical chips for SemiLEDs using SemiLEDs' vertical chip technology. We will consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others. Following the restructuring, we will be able to reduce our staff and minimize our research and development activities associated with chips manufacturing operation. We plan to work together with our ODM partner towards formulating certain strategic alternatives to exploit the opportunities that it presents, including, but not limited to, co-designing co-developing chips and production processes, while perfecting quality control under a specific timeline. This partnership is expected to allow us have a steady source of LED chips with competitive and favorable price for our packaging business, expand our production capacity for LED components, and strengthen our product portfolio and technology. Both parties agreed to execute a definitive agreement before the end of December 2015. But there can be no assurance that we will be able to reach an agreement on acceptable terms, if at all.

        We entered into a definitive common stock purchase agreement effective December 18, 2014 (the "Agreement") with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han's difficulty in transferring funds from China. To date, we have only received approximately $261 thousand of the $5 million purchase price. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by us, to pay us $3 million in liquidated damages plus the legal fees incurred by us relating to the sale. On June 29, 2015, we provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. On July 6, 2015, Mr. Han replied in a letter that he acknowledged receiving of the payment demand notice and the balance he owed under the Agreement. He also expressed his intent to continue with the terms and conditions in the Agreement. However, he was unable to transfer personal investment funds out of China. He requested an extension of time to complete the purchase. Our Board has rejected his request of granting him more time to execute the Agreement and is seeking legal alternatives to collect the amounts owed under the Agreement. There can be no assurance when we can collect any judgment for liquidated damages.

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

        We then remove the sapphire wafer from the N-GaN layer through laser radiation, and the sapphire wafer is removed from the production line and recycled. The remaining device structure — consisting of the P-Contact Metal Layer on top of the epitaxial layers — is then ready for further processing. To complete our LED device structure, we then deposit and define additional metal layers on top of the N-GaN layers to achieve low resistance contact with the N-GaN layers. These additional metal layers are collectively called the N-Contact Metal Layer.

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

        A significant difference in our production process from conventional sapphire-based LED chip production is our ability to recycle and re-use the sapphire wafer multiple times. By reusing sapphire wafers, we reduce our dependence on sapphire and our wafer materials cost. In addition, the difference in the thermal expansion properties of the sapphire wafer and the doped GaN layers results in a "bowed" wafer due to the high temperatures used in the growth process. When the wafer "bows" significantly, the chip yield decreases substantially. Larger wafer sizes exacerbate the "bowing" effect. Our ability to remove the sapphire allows us to reduce wafer bowing during the patterning process.

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

        Once light is generated in the MQWs of our LED chips, the light is emitted out of the N-GaN surface. Our chip uses a high reflectivity metal between the copper alloy layer and the P-GaN surface that acts as a mirror to reflect light more effectively out of the internal structure of the device. In contrast, in conventional sapphire-based LED devices, leakage can occur when light escapes through the sides of the substrate or is converted to heat due to the higher internal resistance of the device. Furthermore, by optimizing the internal structure and surface of our epitaxial layers through our proprietary nanosurface engineering, a greater portion of light is extracted after generation within the device, whereas conventional sapphire-based LED devices have a semi-transparent contact layer (STCL) which absorbs and reduces the amount of light that can be emitted vertically from the chip. We are also developing various packaging technologies, such as component cost reducing Advanced Packaging Technology called CSP, Multi-Channel Emitters (MCE) and Chip-On-Board (COB).

Our Products

        Our core products are LED chips and LED components, as well as lighting products. LED components have become the most important part of our business.

  LED Chips

        We produce a wide variety of blue, white, green and UV LED chips, including our EV LED product series, currently ranging from chip sizes of 380 microns, or µm, by 380µm to 1520µm by 1520µm. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. Our LED chips are used primarily for applications in the general lighting market, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications, such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. In August 2014, we launched our Enhanced Flip Chip, or EF, LED series and newest line of white chip scale packages, the ReadyMount™ Enhanced CSP, or EC series. The EF series launched with the EF-B40, a blue 40-mil flip chip that simplifies the packaging and integration process by eliminating wire-bonding while increasing both lumen-density and decreasing the lumen-per-dollar value proposition while enabling packagers to use standard surface mount assembly techniques. By combining SemiLEDs' Enhanced Flip chip approach with our innovative ReadyWhite™ phosphor technology, the EC delivers unprecedented flexibility, reliability and manufacturability in a single 1.4mm × 1.4mm low profile device. Rated for input power of up to 3W, the EC is a fully packaged white emitter SMD component, ready for surface mounting on any board level module or COB application, lowering capital costs and enabling extremely high lumen density configurations. In March 2015, we announced our Phosphor Converted, or PC LED chip series, including PC Red, PC Green, and PC Amber, in a 40mil (1mm × 1mm) chip that combines with our ReadyWhite™ phosphor technology to minimize blue pass through in our product and therefore allow more options for our customers in these color ranges. Revenues from sales of our LED chips represented 17% and 33% of our revenues for the years ended August 31, 2015 and 2014, respectively.

  LED Components

        We currently package a portion of our LED chips into LED components for sale to distributors and end-customers in selected markets. The majority of our LED components use chips that are greater than 860μm by 860μm, focusing on high wattage (>3W) applications. Our packaged products utilize high thermal conductivity aluminum nitride as the substrate and can be categorized into four different groups: UV, MCE, Automotives and Specialty lighting. Besides the standard products, we provide customization service for all market segments. Our UV LED product portfolio ranges from two to 200 electrical watts, and are designed for industrial applications such as printing, coating, curing, and medical/cosmetic uses. The MCE packages target entertainment, architectural, aquarium and horticultural lighting sectors. Variations of four, seven, 12, 16 channel LEDs allow users to control each LEDs separately to produce all colors in the visible light spectrum. We use specialized chip bonding technology to ensure minimal chip-to-chip distance in order to deliver optimized color mixing capability in compact packages. Automotive markets are technologically intensive sectors. We provide users with linear and tight light configuration that meets stringent customer demand. In July 2015, we received the Letter of Conformity for TS16949 automotive quality system certification. We intend to seek experienced partners to introduce our product to the new automotive market. We believe that an increase in public awareness and consumer interest as well as potential cost savings will generate a demand for automotive lighting technology. Specialty lighting consists of two products, 2016 series and infrared products. 2016 series are used in smart phones camera flash modules while infrared products, with options of 30, 60, 90 and 120 degree view angles, are used in surveillance and IP cameras. In August 2015, we launched two UV COB module products: D4525 and D4825. These high density UV modules are suggested to be driven at 120W and 200W, respectively, with efficient thermal management. The modules are designed for various printing, curing, and PCB exposure industrial equipment, providing uncompromised reliability and optical output. Our LED components include different sizes and wattage to accommodate different demands in the LED market.

        Our packaging process includes chip bonding, wire bonding, phosphor coating, encapsulation, scribing, dicing and testing. We may, from time to time, establish packaging operations in selected markets for sale to distributors and end-customers in such markets. We also contract with other manufacturers to produce for our LED components based on our design and technology requirements and under our quality control specifications and final inspection process. Revenues from sales of our LED components represented 65% and 37% of our revenues for the years ended August 31, 2015 and 2014, respectively.

  Lighting Products

        We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting product customers are primarily ODMs of lighting products and the end-users of lighting devices. Revenues from sales of our lighting products represented 14% and 24% of our revenues for the years ended August 31, 2015 and 2014, respectively.

Manufacturing

        Our manufacturing operations, including those of Ning Xiang, are located in Taiwan. Starting in the fourth quarter of our fiscal 2011 and continuing through the first quarter of our fiscal 2016, we have suffered from the underutilization of our manufacturing capacity, primarily for our LED chips. Consequently, a portion of our manufacturing equipment was idled, resulting in significant excess capacity charges. We also use contract manufacturers to produce for certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process. We anticipate moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we plan to consign or sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs.

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

Sales and Marketing

        We market and sell our products through both our direct sales force and distributors. We primarily sell our LED chips to packagers and distributors. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. We sell our LED components to distributors and end-customers in selected markets, such as Taiwan, the United States and China. Our lighting product customers consist primarily of ODMs of lighting products and the end-users of lighting devices with the sales made by our and Ning Xiang's direct sales force.

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

Customers

        We sell our LED chips products to packaging customers and LED chip distributors. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Sales to distributors represented 8% and 17% of our revenues for the years ended August 31, 2015 and 2014, respectively.

        We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2015 and 2014, our top ten customers collectively accounted for 59% and 45%, respectively, of our revenues. Some of our largest customers and what we produce or have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2015 and 2014, sales to our three largest customers, in the aggregate, accounted for 37% and 26% of our revenues, respectively. For the year ended August 31, 2015, sales to Revlon, Inc. and Beautyge Mexico, S.A. de C.V. accounted for 21% and 11% of our total revenues, respectively.

        Our revenues are concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from sales to customers from these countries, in the aggregate, accounted for 71% and 61% of our net revenues for the years ended August 31, 2015 and 2014, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in these markets.

Our Joint Ventures and Investments

        We have grown our business in part through strategic alliances and acquisitions, and may from time to time continue to grow our operations by participating in joint ventures, making acquisitions or establishing other strategic alliances with third parties in the LED and LED-related industries. As of August 31, 2015, we had an active joint venture, SILQ.

        SILQ is a joint venture enterprise we established in Malaysia in September 2009 to design, manufacture and sell lighting fixtures and systems. We also entered into this joint venture to assist with market intelligence and channel development. As of August 31, 2015, we owned a 33% interest in SILQ. The other 67% is held by a Malaysian company. SILQ began operating in June 2010 and is developing business and selling products in Malaysia. We expect that it will continue to incur losses for the near term.

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

        As of August 31, 2015, we had 139 patents issued and 16 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2015, we also had 180 patents issued and 20 patents pending before patent and trademark offices outside the United States. Of these 319 issued patents, 27 expire between the years 2016 and 2020, 105 expire between the years 2021 and 2025, 178 expire between the years 2026 and 2032, and nine expire after year 2032. Ninety-seven of our issued patents are design patents and one of our pending patents is a design patent. The foregoing numbers of issued and pending patents do not include those owned or filed by Ning Xiang. We believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to "SemiLEDs" in the United States and "MvpLED" in Taiwan, China and the United States.

        Our industry is characterized by frequent intellectual property litigation involving patents, trade secrets, copyrights, mask designs, among others. From time to time, third parties may allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. Furthermore, other third parties may also assert infringement claims against our customers with respect to our products, or our customers' products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers' continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations. See "Risk Factors — Risks Related to Our Business — Intellectual property claims against us or our customers could subject us to significant costs and materially damage our business and reputation."

Research and Development

        We focus our research and development efforts on our design methodology and process technology for our LED products. We also focus on improving our production yields and increasing wafer sizes to lower our production costs. Our research and development team works closely with our manufacturing team. For the years ended August 31, 2015 and 2014, we invested approximately $2.4 million and $4.2 million, respectively, in research and development activities. We conduct our research and development activities at our manufacturing facilities in Taiwan. Our future research and development strategy will primarily focus on developing new products in collaboration with our ODM partners utilizing our vertical technology and our expertise in the manufacturing of LED components. We expect to be continually engineering new products and systems, as well as enhancements to existing products, to meet the needs of our customers. By leveraging the fabless business model, we expect to be able to minimize our own research and development costs associated with chip products, increase the scale of our business without increasing overhead and diversify our business risk among many sales channels.

Competition

        We believe that our advanced technology helps us to compete in the innovative, intensely competitive and rapidly changing market of LED design and manufacturing. To succeed, however, we must continue to manufacture products that meet the demanding requirements of high performance at low costs. We do not account for a significant percentage of the total market volume today, and we face significant competition from other more established providers of similar products as well as from new entrants into our markets.

        We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Citizen Electronics Co., Ltd., Cree, Genesis Photonics Inc., Seoul Viosys Co. Ltd. or SVC, EpiLEDs, Everlight, LiteOn, LED Engin, Nichia Corporation, or Nichia, Philips (Lumileds), Siemens (Osram) GmbH, or Siemens (Osram) and Edison Opto Corporation, or Edison. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Nichia, Philips (Lumileds) and Siemens (Osram). Several substantially larger companies, such as Philips (Lumileds) and Siemens (Osram), compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Samsung Electronics Co., Ltd., or Samsung, LG Innotek Co., Ltd., or LG Innotek and Sharp Ltd., have entered into the LED chip and lighting market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips and LED packaging. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies.

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

  •
  producing UVA LED for niche markets where customers value quality and performance more than cost; and

  •
  our sales channels.

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

Employees

        As of August 31, 2015, we had approximately 274 employees. Most of these employees were based in Taiwan, with a small number of employees in China. None of our employees is represented by a labor union. We consider relations with our employees to be good.

Financial Information about Geographic Areas

        We derive a substantial portion of our revenue from product sales to international customers. For information concerning geographic areas of our customers and geographic information concerning our long-lived assets, see Note 11, "Product and Geographic Information," of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A, Risk Factors, of this Annual Report.

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

Risks Related to Our Business

We have incurred net losses in recent periods and may require additional financing. If financing is not available, we may be required to further downsize or discontinue operations.

        We incurred net losses attributable to SemiLEDs stockholders of $13.3 million and $24.5 million for the years ended August 31, 2015 and 2014, respectively. We can give no assurance that we will not incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this "Risk Factors" section and are beyond our control. As of August 31, 2015, we had an accumulated deficit of $145.9 million and net cash balances had declined to only $4.8 million. These facts and conditions raise substantial doubt about our ability to continue as a going concern. However, our management believes it has developed a liquidity plan, as further described in elsewhere in this annual report that if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

We depend on contract manufacturing for portions of our supply chain. The inability of our contract manufacturers to produce products that satisfy our requirements may have a material adverse effect on our business.

        From time to time, we may use contract manufacturers to produce products or some parts of our products. For example, we plan to move toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology for outsourcing the manufacturing of our vertical chips. Our reliance on such contract manufacturers exposes us to a number of significant risks, including:

  •
  reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

  •
  lack of guaranteed production capacity or product supply; and

  •
  the possible breach of the manufacturing agreement by the contract manufacturers because of factors beyond our control.

        If these contract manufacturers fail to deliver products on time and at a satisfactory level of quality, we could have difficulties fulfilling our customer orders and our net revenues could decline. If our contract manufacturers were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, yields and costs, or in a timely manner, our business and reputation could be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

We may be unable to collect any liquidated damages that we may be entitled to if the buyer fails to purchase the shares, which could impact the viability of our liquidity plan.

        We entered into a definitive common stock purchase agreement effective December 18, 2014 with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han's difficulty in transferring funds from China. To date, we have only received approximately $261 thousand of the $5 million purchase price. Pursuant to the terms of the agreement, if Mr. Han did not purchase the shares before February 25, 2015, then, upon our written request, he is required to pay us $3 million in liquidated damages, plus the legal fees incurred by us. On June 29, 2015, we provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. On July 6, 2015, Mr. Han replied in a letter that he acknowledged receiving of the payment demand notice and the balance he owed under the Agreement. He also expressed his intent to continue with the terms and conditions in the Agreement. However, he was unable to transfer personal investment funds out of China. He requested us granting him an extension of time. Our Board has rejected his request of granting him more time to execute the Agreement and is seeking legal alternatives to collect the amounts owed under the Agreement. There can be no assurance that Mr. Han will be able to transfer the funds needed to complete the purchase. Similarly, if the sale does not close and we obtain a judgment for the $3 million in liquidated damages, we may be unable to collect any judgment in China or elsewhere.

Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines.

        Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives. For example, in August 2014, we launched an Enhanced Flip Chip, or EF, LED series and our newest line of white chip scale packages, the ReadyMount™ Enhanced CSP, or EC series. Additionally, in August 2015, we launched two high density UV COB modules, which are suggested to be driven at 120W and 200W, respectively, with efficient thermal management. We expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable for us to recover all or a meaningful part of our investment. In addition, our new products or enhancements may need certifications or require qualifications by our customers or potential customers. For instance, in July 2015, we received the Letter of Conformity for TS16949 automotive quality system certification. However, both of the certification and qualification processes are lengthy and uncertain and may negatively impact our sales and marketing efforts to sell or transition our customers to such new products or enhancements. Furthermore, once introduced, new products may adversely impact sales of our older generation products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results. For example, our financial results in fiscal 2015 were also negatively impacted by our decision to phase out and clear a significant volume of older generation inventory in our LED chips portfolio at discounted prices in a one-time sale.

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

        As part of our strategy, we market and sell our products through third-party distributors in certain markets such as Taiwan, the United States and China (including Hong Kong). We rely on these distributors to service end-customers, and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and revenues from such jurisdictions and damage our brand reputation. If we are unable to effectively develop and expand our distribution channels, or do so in a timely manner, to ensure our products are reaching the appropriate customer base, our sales and results of operations may be adversely impacted. In addition, if we successfully develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver products in the timeline established by our customers. We have attempted to direct our efforts to areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment and placing a greater emphasis on the sale of LED components in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. Beginning in the second half of our fiscal 2015, we have made a decision to develop as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. Continual introductions of new products and solutions, services, and enhancement of existing products and services, and effective servicing of customers are key to our competitive strategy. We also work to develop relationships with a select number of our customers to develop relationships which would continue to enhance our component product growth and profitability to complement our strategic focus. These strategies may negatively impact our revenues as we may not be able to develop and expand our customer base and distribution channels in a timely manner, among other reasons.

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

        We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Citizen Electronics Co., Ltd., Cree, Genesis Photonics Inc., Nichia, Philips (Lumileds), Siemens (Osram) and Edison. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Nichia, Philips (Lumileds) and Siemens (Osram). Several substantially larger companies, such as Philips (Lumileds) and Siemens (Osram), compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Samsung, LG Innotek and Sharp Ltd., have entered into the LED chip and lighting market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips and LED packaging. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies. For example, the Chinese government subsidizes equipment costs, which enables manufacturers in China to remain price competitive and make it very difficult for foreign companies to compete.

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

        LED chips and LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED chips represented 17% and 33% of our revenues for the years ended August 31, 2015 and 2014, respectively. Revenues attributable to the sales of our LED components represented 65% and 37% of our revenues for the years ended August 31, 2015 and 2014, respectively. Although revenues attributable to the sale of lighting products accounted for 14% and 24% of our revenues for the years ended August 31, 2015 and 2014, respectively, we expect to continue to generate our revenues mainly from the sales of LED chips and LED components for the foreseeable future. As such, the continued market acceptance of our LED chips and LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED chips and LED components would have a negative impact on our business, financial condition and results of operations.

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

        We have implemented certain actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In connection with the implementation of our cost and capital expenditure reduction programs, we developed a strategic plan to address areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment and placing a greater emphasis on the sale of LED components in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. We continue to monitor prices and, consistent with our existing contractual commitments, may decrease our activity level and capital expenditures further. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility. We also disposed of a certain level of our idle equipment to reduce the excess capacity charges that we have suffered for a few years. In addition, to provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, we reduced our capital expenditures by $1.1 million in fiscal 2015 as compared to last year to address one of the liquidity plans that we developed in December 2014.

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

        As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and improve our manufacturing efficiencies. In particular, as the LED industry develops and technical specifications and market standards change, we must continue to innovate and develop competitive products that are accepted by the marketplace. Our existing or potential customers could develop, or acquire companies that develop, products or technologies that may render our products or technologies obsolete or noncompetitive. Our future success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as high quality, flexible and more complete LED system solution. If we are unable to achieve technological breakthroughs, introduce new products that are commercially viable and meet rapidly evolving customer requirements, and keep pace with evolving technological standards and market development, we may experience reduced market share and our ability to compete may be adversely impacted. If we are unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or respond to competition.

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

        From time to time, third parties may assert infringement claims against us, or our customers with respect to our products, or our customers' products that incorporate our technologies or products, and any such legal action or the threat of legal action against us, or our customers, could impair such customers' continued demand for our products. For example, in 2008, Nichia filed a lawsuit in Japan against a Japanese subsidiary of Seoul Semiconductor Co., Ltd., or Seoul Semiconductor, which is one of our customers, and another lawsuit in Korea against Seoul Semiconductor. In those two lawsuits, Nichia asserted that our LED chips infringed two patents in Japan and one in Korea. While we were not named as a defendant in either of those lawsuits, we intervened as independent or supplementary parties. Although the Japanese lawsuit was settled, it is still possible for Nichia to file a new lawsuit on the two patents originally at issue in the action in Japan. In addition, although the Korean district court found the patent at issue to be invalid, Nichia's subsequent appeal and Seoul Semiconductor's related invalidation action were both withdrawn after the parties entered into a cross-licensing agreement. As such, the invalidity finding by the district court was vacated.

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

        Our LED chips and LED components are primarily sold for use in LED general lighting applications and our lighting products are also oriented to this market. Our financial condition, results of operations and prospects substantially depend on increased market acceptance of LEDs in general lighting globally, and in particular in Asia. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting has only recently begun, is still limited and faces significant challenges. In addition, the demand for medium power multiple LEDs chips increased for general lighting applications, instead of higher power single chip, which is the specialty of SemiLEDs.

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

        Our gross margins have fluctuated and may continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. The sales of our UV LED embedded components product have successfully improved our gross margin, operating results and cash flows in fiscal 2015. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our EV LED product series of LED chips (particularly the UV market), focus on product enhancement and developing our UV LED into many other applications or devices. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

        There are a limited number of companies which supply certain of the specialized raw materials that are important to the manufacture of our products as well as a very limited number of manufacturers of equipment that are critical to our operations. We generally enter into spot purchase orders with our suppliers and do not have long-term or guaranteed supply arrangements with any of them. For example, we purchase sapphire products, the key wafer material used in the manufacture of our LEDs, from a limited number of suppliers. A major shortage of these key raw materials would impair our ability to meet our production needs resulting in increased costs.

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

        Furthermore, the global LED chip manufacturing industry currently relies on only a few manufacturers of MOCVD reactors. Because the MOCVD reactor is the key equipment used to produce LED chips, a significant increase in demand for production capacity could place significant pressure on these equipment manufacturers. These equipment manufacturers may not be able to timely meet such demand. In addition, lead times for MOCVD reactors may be lengthy depending on the supply and demand for such reactors. In the event that we are unable to procure sufficient equipment for our future capacity expansions, our business, financial condition and results of operations would be materially adversely affected.

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

        We were incorporated in January 2005 and our first sales of LED chips occurred in November 2005. In the past, we have experienced revenue declines and incurred significant net losses. For the years ended August 31, 2015 and 2014, we incurred significant net losses attributable to SemiLEDs stockholders of $13.3 million and $24.5 million, respectively. Our limited operating history, combined with the rapidly evolving nature of the LED industry in which we compete, may not provide an adequate basis for you to evaluate our operating and financial results and business prospects. In addition, we only have limited insight into emerging trends that may adversely affect our business, prospects and our operating results. As such, our limited operating history may impair our ability to accurately forecast our future performance.

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

        Our revenues are highly concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from sales to customers in Taiwan, the United States and China, in the aggregate, accounted for 71% and 61% of the Company's net revenues for the years ended August 31, 2015 and 2014, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

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

        Introduction of new products and manufacturing processes are often characterized by lower yields in the initial commercialization stage. LED chip and component manufacturing is complicated and consists of many layers of complex materials that must interact with each other. In addition, when we introduce new products and processes we often use new chemical solutions and chemical compounds with which we have less experience. We must analyze how the various solutions, compounds and layers of materials interact with each other and perform as parts of the LED chip structure. It takes time for us to analyze the data from our initial manufacturing runs and optimize our processes, and over time we generally achieve higher yield rates as we gain more experience with the product or processes. We have continuously improved and increased our production yields to reduce the per-unit cost of production for our new EV LED chips and the LED components that incorporate such chips; however, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. In the past, we have experienced difficulties in achieving acceptable yields when introducing new products or new manufacturing processes, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our business.

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

        In addition, we face challenges in further expanding our LED components business, which has been our core product now and onward, because it involves processes and technologies that are significantly different from our manufacturing processes for LED chips. For example, we are developing advanced-level LED component manufacturing techniques, such as processes that allow us to manufacture wafer-level packaging. If we are not able to further develop our LED components business or if competitors create or adopt more advanced packaging technologies than ours, then our business, financial condition and results of operations could be materially and adversely affected.

        Our distribution strategy limits the sales of our LED components as we are selling only in countries that may not necessarily have the highest demand or market potential. The intellectual property rights related to LED components are particularly complex and characterized by aggressive enforcement of those rights. To minimize the likelihood that one of our competitors or another third party will assert a claim related to our LED components, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has historically been more limited as identified below, because we believe that, given our early stage of development, it is important for us to consciously manage our exposure to litigation. Any such litigation, whether with or without merit, could divert our management, financial and other resources away from our business and thereby have a negative impact on our continued development and growth. Consistent with this strategy, we currently limit sales of our LED components to distributors and end-customers mainly in Taiwan, China, and other countries in which we believe cost of litigation is low. We do not currently sell our LED components in all countries that meet, what we believe to be, an acceptable litigation risk profile. We review profiles of different countries and may determine from time to time that we should sell our products in one or more additional countries that meet our litigation risk profile for sale of our LED components. However, we may not be able to identify additional countries that we find to be suitable markets for these products. We have considered the potential loss of revenues and income that we may suffer as a result of our strategy to sell only in certain select countries and have concluded that, on balance, the potential loss of such revenues and income is not outweighed by the potential litigation risks.

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

        As with our LED components, to minimize the likelihood that one of our lighting fixture competitors or another third party will assert an intellectual property right related to our lighting fixtures, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has been more limited. Our sales of lighting products to customers in the United States decreased significantly in recent years. This distribution strategy may limit our sales to countries that do not have the highest demand or market potential, and raise similar issues and risks to those raised with respect to our use of this strategy in connection with marketing our LED components.

We derive a significant portion of our revenues from a limited number of customers, including distributor customers, and generally do not enter into long-term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers, or the failure by one of these customers to pay, could adversely affect our operating results and financial condition.

        We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2015 and 2014, our top ten customers collectively accounted for 59% and 45%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2015 and 2014, sales to our three largest customers, in the aggregate, accounted for 37% and 26% of our revenues, respectively.

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

        In addition, competition for experienced employees in our industry can be intense, and we may not be successful in recruiting, motivating or retaining sufficiently qualified personnel on terms that are reasonable, or at all. Cyclical volatility in our industry and in our business may aggravate this problem. For example, the challenges we faced in recent years relating to loss of market share and a sustained decrease in the market price of our common stock, among others, could impact our ability to attract and retain employees. When consumer demand for our products is reduced or delayed, we expect lower net revenue and reduced profitability. When our stock price declines, our equity incentive awards may lose retention value. In response to such downturns, we may also implement cost reduction initiatives, including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work-weeks and involuntary salary reductions. Layoffs during an industry downturn could make it more difficult for us to retain key talent and staff members, or to rehire employees should business improve.

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

        With respect to the sale of our LED components, a majority of our sales are to distributors that sell to end-customers, or directly to such end-customers in selected markets. Sales by end-customers of our products are generally dependent on their ability to develop high quality and highly efficient lighting products and require complex designs and processes, including thermal design, optical design and power conversion. We are making a transition to develop as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. Our customer's timely and successful product development, the success of our customers' new product introductions and market acceptance could be materially and adversely affected our operating results.

If our intellectual property, including our proprietary technologies and trade secrets, are not adequately protected to prevent misuse or misappropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be materially and adversely affected.

        Our future success and competitive position depends in part on our ability to protect our intellectual property, including proprietary technologies and trade secrets. In particular, we have developed advanced capabilities and proprietary know-how in sapphire reclamation, gallium nitride, or GaN, epitaxial growth, copper alloy technology, nanoscale surface engineering and vertical LED structure technology that are critical to our business. We rely, and expect to continue to rely, on a combination of confidentiality and license agreements with our employees, licensees, partner and third parties with whom we have relationships, and trademark, copyright, patent and trade secret protection laws, to protect our intellectual property, including our proprietary technologies and trade secrets.

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

Impairment of our long-lived assets investments could reduce our earnings.

        Long-lived assets, including property, plant and equipment and intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable.

        If we determine that impairment has occurred, we would be required to take an immediate non-cash charge to earnings, which could adversely impact our operating results.

We may undertake joint ventures, investments, acquisitions, joint projects, and other strategic alliances and such undertakings, as well as our existing joint ventures, may be unsuccessful and may have an adverse effect on our business.

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

        The manufacture of LED chips and components is highly complex, requiring precise processes in a highly controlled and sterile environment using specialized equipment. We or our ODM partner manufacture our LED products to meet customer requirements with respect to quality, performance and reliability. Although we utilize quality control procedures at each stage of our manufacturing process, our products may still contain defects that are undetected until after they are shipped or inspected by our customers, or on operation of the device. For example, there could be sub-micron defects that would not be detected by our quality control procedures; such sub-micron defects may increase the current leakage in the device and could negatively affect the product performance over time. Unsatisfactory performance of or defects in our products may cause us to incur additional expenses, including costs in relation to product warranties, cancellation and rescheduling of orders and shipments, and product returns or recalls. Failure to detect and rectify defects in our products before delivery could subject us to product liability claims and harm our credibility and market reputation, which could materially adversely affect our business and results of operations.

        In addition, we do not currently have fully automated manufacturing processes, which could potentially introduce contaminants to the production processes through human error. Defects or other difficulties in the manufacturing process can prevent us and our ODM partner from achieving maximum capacity utilization, which is the actual number of wafers that we are able to produce in relation to our capacity, and also can prevent acceptable yields of quality LED chips from those wafers.

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

Our ability to operate our holding company in the US is dependent on Taiwan SemiLEDs' ability to repay its obligations to SemiLEDs Corporation.

        Our cash position in SemiLEDs Corporation's bank account has declined significantly. SemiLEDs Corporation has substantial intercompany receivables from Taiwan SemiLEDs. However, we are dependent on Taiwan SemiLEDs' ability to raise money through the sale of its building and the restructuring of its chip operation to pay back SemiLEDs Corporation.

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

        Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the years ended August 31, 2015 and 2014, 33% and 44%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

        The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 11% and 10% of our revenues for both the years ended August 31, 2015 and 2014, respectively.

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

        In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market, including among other things, a minimum stockholders' equity of $2.5 million, a minimum bid price for our common stock of $1.00 per share, that a majority of the members of our board of directors are independent under the NASDAQ Listing Rules and that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. On March 3, 2015, Jack Lau notified our Board of Directors of his decision not to stand for reelection to the Board of Directors at our 2015 Annual Meeting of Shareholders (the "Annual Meeting"). Therefore, his term as a director expired at the Annual Meeting held on May 7, 2015. While our Board of Directors appointed Mr. Arthur H. del Prado and Dr. Edward Hsieh to serve on the audit committee on that date, one vacancy remained and continues to exist. In accordance with NASDAQ Listing Rule 5605(c)(4)(B), we have been provided a cure period until the earlier of our next annual meeting of stockholders or May 7, 2016, to regain compliance with the audit committee requirements. If we do not regain compliance with the audit committee requirements prior to the earlier of our next annual meeting of stockholders or May 7, 2016, NASDAQ will notify us that our common stock will be delisted.

        Furthermore, on March 18, 2015, the closing minimum bid price of our common stock dropped below $1.00. On April 30, 2015, we received a letter from the NASDAQ Stock Market notifying us that we were not in compliance with the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Select Market. The NASDAQ Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, due to our common stock having traded for 30 consecutive business days below the minimum closing bid price requirement, we no longer met that requirement at that time. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided a cure period until October 27, 2015, to regain compliance with NASDAQ Listing Rule 5450(a)(1). However, we failed to regain compliance during this grace period. On November 2, 2015, we received approval from the Listing Qualifications Department of the NASDAQ to transfer the listing of our common stock from the NASDAQ Global Select Market to the NASDAQ Capital Market, effective at the opening of business on November 5, 2015. Following the transfer of the listing, we have been granted an additional grace period until April 25, 2016 in accordance with NASDAQ Listing Rule 5810(c)(3)(F), to regain compliance with the minimum bid price requirement. To regain compliance and qualify for continued listing on the NASDAQ Capital Market, our common stock is required to have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

        We intend to appoint a replacement director for the vacancy on the Audit Committee and are evaluating various alternative courses of action to regain compliance with the NASDAQ minimum bid price requirement, including submitting a proposal at our next annual meeting for our shareholders to approve a reverse stock split. There can be no assurance that we will be able to implement our plan, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

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

        As of December 7, 2015, 29.1 million shares of common stock were issued and outstanding, including approximately 6.0 million shares of common stock issued in the initial public offering, which are freely tradable without restriction by non-affiliates. Certain stockholders owning more than a majority of our outstanding shares of common stock are entitled, under agreements providing for registration rights, to cause us to register those shares under the Securities Act of 1933, as amended, or the Securities Act, for public sale in the United States. As of the date hereof, we have not received any such request to register shares. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of such registration. In addition, certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliate and persons who have been affiliates in the last three months, would be subject to volume limitations and certain other restrictions under Rule 144, including that we are current in our SEC filings. In general, Rule 144 provides that any of our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we are current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

        As of December 7, 2015, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, nearly one-half of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to practically control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following are significant manufacturing and office facilities that we own or lease as of August 31, 2015:

  •
  We own a five-story building located in Hsinchu Science Park, Taiwan. We occupy approximately 128,800 square feet of the building, and we lease approximately 50,100 square feet of the building to a third party tenant. Approximately 47% of our occupied space in the building is devoted to our manufacturing operations. We lease the land on which the building is situated from the Science Park Administration in Hsinchu. On December 10, 2015, we entered into a Building Purchase Agreement to sell the building to a local Taiwan company, at a sales price of $5.2 million, consisting of a cash down payment of $3 million at signing, $1 million payable on December 31, 2016 and the balance of $1.2 million payable on December 31, 2017. The sale is scheduled to be closed on December 31, 2017. At any time before December 31, 2017, we have the right to cancel the Agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the fourth notes payable, which are secured by the building. We received the cash down payment of $3 million on December 14, 2015.

  •
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

        There were no material pending legal proceedings or claims as of August 31, 2015.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information for our Common Stock

        Our common stock began trading on the NASDAQ Global Select Market under the symbol "LEDS" on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ:

Fiscal Year 2014	High	Low
First Quarter (September – November 2013)	$1.45	$0.84
Second Quarter (December 2013 – February 2014)	$1.59	$0.92
Third Quarter (March – May 2014)	$1.66	$0.90
Fourth Quarter (June – August 2014)	$1.14	$0.72

Fiscal Year 2015	High	Low
First Quarter (September – November 2014)	$0.83	$0.37
Second Quarter (December 2014 – February 2015)	$1.45	$0.46
Third Quarter (March – May 2015)	$1.34	$0.60
Fourth Quarter (June – August 2015)	$0.83	$0.36

        There were 65 holders of record of our common stock as of December 7, 2015.

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

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2015.

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

Overview

        We develop, manufacture and sell LED chips and LED components. Our products are used primarily for general lighting applications, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, architectural and entertainment lighting. Our core products are LED chips and LED components, as well as lighting products.

        We sell blue, white, green and UV LED chips to a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). We also sell our EV LED product series in blue, white, green and UV. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. In addition, we package a portion of our LED chips into LED components, which we sell to distributors and end-customers in selected markets. Our lighting products customers consist primarily of ODMs of lighting products and the end-users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

        We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. As of August 31, 2015, we also owned a 93% interest in Ning Xiang, a company engaged in the design, manufacture and sale of lighting fixtures and systems.

        We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of August 31, 2015, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems.

Recent Developments

        On December 10, 2015, we entered into a Building Purchase Agreement to sell our headquarter building, located at No. 11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C., to a local Taiwan company, at a sales price of $5.2 million, consisting of a cash down payment of $3 million at signing, $1 million payable on December 31, 2016 and the balance of $1.2 million payable on December 31, 2017. The sale is scheduled to be closed on December 31, 2017. At any time before December 31, 2017, we have the right to cancel the Agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the fourth notes payable, which are secured by the building. We received the cash down payment of $3 million on December 14, 2015.

        We intend to enter into a foundry, technology and licensing agreement to ODM our chips. Our ODM partner would assist SemiLEDs with the restructuring of our EPI and Fab at Chu-Nan for our chips manufacturing operation. Our ODM partner will work with SemiLEDs to ODM vertical chips for SemiLEDs using SemiLEDs' vertical chip technology. We will consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others. Following the restructuring, we will be able to reduce our staff and minimize our research and development activities associated with chips manufacturing operation. We plan to work together with our ODM partner towards formulating certain strategic alternatives to exploit the opportunities that it presents, including, but not limited to, co-designing co-developing chips and production processes, while perfecting quality control under a specific timeline. This partnership is expected to allow us have a steady source of LED chips with competitive and favorable price for our packaging business, expand our production capacity for LED components, and strengthen our product portfolio and technology. Both parties agreed to execute a definitive agreement before the end of

December 2015. But there can be no assurance that we will be able to reach an agreement on acceptable terms, if at all.

        We entered into a definitive common stock purchase agreement effective December 18, 2014 (the "Agreement") with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han's difficulty in transferring funds from China. To date, we have only received approximately $261 thousand of the $5 million purchase price. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by us, to pay us $3 million in liquidated damages plus the legal fees incurred by us relating to the sale. On June 29, 2015, we provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. On July 6, 2015, Mr. Han replied in a letter that he acknowledged receiving of the payment demand notice and the balance he owed under the Agreement. He also expressed his intent to continue with the terms and conditions in the Agreement. However, he was unable to transfer personal investment funds out of China. He requested an extension of time to complete the purchase. Our Board has rejected his request of granting him more time to execute the Agreement and is seeking legal alternatives to collect the amounts owed under the Agreement. There can be no assurance when we can collect any judgment for liquidated damages.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

        The following are key factors that we believe affect our financial condition, results of operations and business:

  •
  Our ability to outsource manufacturing and our ability to get chips from other chip suppliers.  Our reliance on our future ODM partner exposes us to a number of significant risks, including reduced control over delivery schedules, quality assurance and production costs, lack of guaranteed production capacity or product supply, and the possible breach of the manufacturing agreement by the contract manufacturer because of factors beyond our control. If our ODM partner fails to deliver products on time and at a satisfactory level of quality, we could have difficulties fulfilling our customer orders and our net revenue could decline. If our ODM partner were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, performance and costs, or in a timely manner, our business and reputation could be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. Our inability to procure chips from other chip suppliers at the desired quality, quantity, performance and cost might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

  •
  Industry growth and demand for products and applications using LEDs.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and impact our financial performance. We believe the potential market for LED lighting will continue to expand. LEDs for efficient generation of UV light are also starting to gain attention for various medical, germicidal and industrial applications. Since a substantial portion of our LED chips, LED components and our lighting products are used by end-users in general lighting applications and specialty industrial applications such as UV curing, medical/cosmetic, counterfeit detection, horticulture, architectural lighting and entertainment lighting the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips, LED components and LED lighting products. Fluctuations in demand for LED lighting products will also affect the results of Ning Xiang.

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

  •
  Changes in our product mix.  We anticipate that our gross margins will continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we have placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. The sales of our UV LED embedded components product have successfully improved our gross margin, operating results and cash flows in fiscal 2015. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our EV LED product series of LED chips (particularly the UV market) and adjust the lower-priced LED components strategy as appropriate. Starting in the second half of our fiscal 2015, we are making a transition to develop as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

  •
  Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, higher brightness LED chips. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. In August 2014, we introduced a line of 80×80mil EV LED chips, which include white, blue, and UV variations, and provide packagers and integrators with a wider variety of high-efficiency/high-output choices to address the growing number of applications in both the commercial lighting and industrial spaces. In addition, we launched an Enhanced Flip Chip, or EF, LED series and our newest line of white chip scale packages, the ReadyMount™ Enhanced CSP, or EC series. The EF series launched with the EF-B40, a blue 40-mil flip chip that simplifies the packaging and integration process by eliminating wire-bonding while increasing both lumen-density and decreasing the lumen-per-dollar value proposition while enabling packagers to use standard surface mount assembly techniques. By combining SemiLEDs' Enhanced Flip chip approach with our innovative ReadyWhite™ phosphor technology, the EC delivers unprecedented flexibility, reliability and manufacturability in a single 1.4mm × 1.4mm low profile device. Rated for input power of up to 3W, the EC is a fully packaged white emitter SMD component, ready for surface mounting on any board level module or COB application, lowering capital costs and enabling extremely high lumen density configurations. In March 2015, we announced our Phosphor Converted or PC LED chip series, including PC Red, PC Green, and PC Amber, in a 40mil (1mm × 1mm) chip that combines with our ReadyWhite™ phosphor technology to minimize blue pass through in our product and therefore allow more options for our customers in these color ranges. In August 2015, we launched two UV COB module products: D4525 and D4825. These high density UV modules are suggested to be driven at 120W and 200W respectively with efficient thermal management. The modules are designed for various printing, curing, and PCB exposure industrial equipments, providing uncompromised reliability and optical output.

  •
  General economic conditions and geographic concentration.  Many countries including the United States and the European Union members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2015 and 2014, sales to our three largest customers, in the aggregate, accounted for 37% and 26% of our revenues, respectively.

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

  •
  Declining cash position.  Our cash and cash equivalents decreased $7.8 million in our fiscal 2015 to only $4.8 million at August 31, 2015 due to the combination of our net cash used in operating activities, payments related to long-term debt, and cash outlays for fixed assets to expand our Chu-Nan Facility for the relocation and consolidation of our manufacturing operations at Sinwu, Taiwan. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan will be further enhanced through the fabless business model in which we expect to consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce our staff and the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. Additionally, our gross margin, operating results and net cash out flows have shown improvement because of the commercial sales of our UV LED product during the fiscal 2015. Sales of our new UV LED product are expected to continue to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see "Critical Accounting Policies and Estimates — Basis of Presentation — Going Concern" for more information about our liquidity plans.

Components of Consolidated Statements of Operations

  Revenues, net

        Our core products are LED chips and LED components, as well as lighting products. LED components have become the most important part of our business.

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

        Our larger customers typically provide us with non-binding rolling forecasts of their requirements for the coming one to three months; however, recent global economic uncertainty and weakness has led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. Our customers may increase, decrease, cancel or delay purchase orders already in place, with no material consequences to the customer. As a result, we may face increased inventories and our backlog may decline as a result of any economic downturn or material change in market conditions or economic outlook. We price our products in accordance with prevailing market conditions, taking into account the technical specifications of the product being sold, the order volume, the strength and history of our relationship with the customer, our inventory levels and our capacity utilization. When average selling prices drop, as they did in recent years, inventory write-downs to net realizable values may also result.

        Our customers for LED chips consist of both packagers and distributors who sell our LED chips to their packaging customers. Packagers in turn sell their packaged LED components to end-users of lighting devices. Our customers for LED components consist primarily of distributors and end-customers in selected markets. Our lighting product customers consist primarily of ODMs of lighting products and the end-users of these lighting devices. Distributors accounted for 8% and 17% of our revenues for the years ended August 31, 2015 and 2014, respectively. Our revenues attributable to our ten largest customers accounted for 59% and 45% of our revenues for the years ended August 31, 2015 and 2014, respectively.

        Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from these countries, in the aggregate, accounted for 71% and 61% of our net revenues for the years ended August 31, 2015 and 2014, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

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

        Gain on Disposal of Long-Lived Assets.    During the year ended August 31, 2015, we recognized a gain of $0.2 million, net on the disposal of long-lived assets. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

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

        Interest expenses, net.    Interest expenses, net consists of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents deposited with commercial banks in the United States and Taiwan. As of August 31, 2015 and 2014, we had cash and cash equivalents of $4.8 million and $12.6 million, respectively, which consisted of time deposits with initial maturity of greater than three months. Interest expense consists primarily of interest on our long-term borrowings and/or short-term lines of credit with certain banks in Taiwan. We had long-term debt totaling $3.9 million and $6.2 million as of August 31, 2015 and 2014, respectively.

        Other income, net.    Other income, net consists primarily of rental income from the lease back of second floor of our Hsinchu building to the original owner, net of related depreciation charge, and income recognized from the assignment of 13 patents to China SemiLEDs.

        Foreign currency transaction income (loss), net.    The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, Ning Xiang and certain other subsidiaries, is the NT dollar, and the functional currency for Xuhe Guangdian Co., Ltd. or Shenzhen SemiLEDs, is the Renminbi. Gains or losses on foreign currency transactions are recognized in our consolidated statements of operations as foreign currency transaction gains or losses. Certain purchase contracts for materials, supplies and equipment entered into by these subsidiaries are denominated in currencies other than NT dollars, mainly in U.S. dollars and to a lesser extent Japanese Yen. For our customers outside of Taiwan, these subsidiaries quote prices for our products and bill our customers in U.S. dollars, and record revenues and accounts receivable in NT dollars for such orders at the time of such sale based on our revenue recognition policies. Most of our sales to customers and purchases are on credit. Any changes in the exchange rates between the NT dollar, U.S. dollar, Japanese Yen and other currencies will result in our recognizing foreign currency transaction gains or losses, as the case may be, depending on the movement of the foreign exchange rates from the time when we record revenues and purchases, to the time we receive and make payment. We also have foreign currency transaction gains or losses from cash and cash equivalents held in currencies other than the functional currency of our non-U.S. subsidiaries that holds such deposits.

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

        Taiwan tax treatment.    The corporate income tax rate in Taiwan is 17%. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 10%. Beginning in our fiscal 2014, the AMT rate increased to 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company's stockholders and is payable in the subsequent year. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2015 and 2014, we do not expect to pay such taxes on undistributed earnings.

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

        As of August 31, 2015, we had total foreign net operating loss carryforwards of $90.4 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will expire in various amounts in future years. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

  Net Loss Attributable to Noncontrolling Interests

        Net loss attributable to noncontrolling interests.    Noncontrolling interests represented a 49% equity interest in Ning Xiang since the date of our acquisition in August 2011, which was reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014, as we acquired an additional 15% interest in April 2013, an additional 21% interest in November 2013 and an additional 6% interest in December 2014. The noncontrolling interests in Ning Xiang are reported in the consolidated statements of operations as part of consolidated net income (loss) and in the consolidated balance sheets as part of equity. Net loss attributable to noncontrolling interests represents the share of the net loss of Ning Xiang held by the noncontrolling holders.

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

  Basis of Presentation — Going Concern

        Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support our working capital requirements. As described in Note 2 to our consolidated financial statements, since 2012 we have suffered significant recurring losses from operations, negative gross margins, and net usages of cash flows from operations. Further, our cash and cash equivalents was down to $4.8 million at August 31, 2015. These facts and conditions raise initial substantial doubt about our ability to continue as a going concern. However, management has developed a liquidity plan as explained in Note 2 to our consolidated financial statements, which is summarized below, that if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time.

  •
  Entering into an agreement with a strategic partner for the sale of our headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million paid in three installments, of which the initial installment of $3 million has been received. The sale is expected to be closed after two years. Please see "Item 1. Business — Recent Developments" for more information about the sale of our headquarters building.

  •
  Suppressing gross loss from chip sales by moving toward a fabless business model. We may restructure the EPI and Fab for the chips manufacturing operation, consign or sell certain equipment and transfer employees related to the chips manufacturing to a strategic partner. Following the restructuring, we expect to reduce payroll, minimize research and development activities associated with chips manufacturing operation and reduce idle capacity charges. This partnership should help us obtain a steady source of LED chips with competitive and favorable price for our packaging business, expand the production capacity for LED components, and strengthen our product portfolio and technology.

  •
  Increasing efforts to increase sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Corporation's historical distribution channels. Maintaining the number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed product.

  •
  Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. The commercial sales of its UV LED product with a leading cosmetic manufacturer are expected to continue to improve the Company's future gross margin, operating results and cash flows. We are making progress towards scaling sales of our UV LED products and are focused on product enhancement and developing our UV LED into many other applications or devices.

  •
  Management continues to monitor prices, work with current and potential vendors to decrease costs and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

  •
  Raise additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary.

        While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

  Inventory Valuation

        Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence and we write down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers' demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write-downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory write-downs totaled $1.4 million for the year ended August 31, 2015 and $2.3 million for the year ended August 31, 2014. A majority of our inventory write-downs during the years ended August 31, 2015 and 2014 was related to finished goods and work in process, primarily as a result of a decline in the average selling prices.

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

        During the year ended August 31, 2014, sales of LED chips and LED components were significantly lower than projected primarily because of further declines in average selling prices. Also, our market capitalization, based on the quoted price of our shares, was now significantly below our consolidated net book value. Consequently, we concluded that these were indicators of potential further impairment of our long-lived assets. The significant assumptions used in determining the estimated undiscounted cash flows for the LED chips and components asset group were revised to reflect the new operation status. This included downward revisions to the average selling price and revenue compound average growth rates. Based on this assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value by 3.3%. Consequently, no further asset impairment was recognized during the year ended August 31, 2014.

        For the year ended August 31, 2015, lower than projected sales of our LED products and lower market capitalization compared to our consolidated net book values again indicated potential impairment of our long-lived assets. To analyze potential impairment, we project undiscounted future cash flows using a probability-weighted approach for two scenarios: a restructuring for our chips manufacturing operation scenario; and a scenario in which the company continues to operate on a status quo basis. The probabilities assigned to these scenarios were 40% and 60%, respectively, based upon a variety of factors, including primarily our intention to suppress gross loss from chip sales, the amount of cash held by us and the cooperation model discussed with our potential ODM partner, considering all known trends and uncertainties. The assumptions used to determine the proceeds from the ultimate disposition of the equipment include economic functions, trading patterns and market demands. Based on the assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value by 3.2% under the status quo scenario and by 10.7% on a probability-weighted basis. Consequently, no asset impairment was recognized during the year ended August 31, 2015.

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

        The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 31, 2015, the exchange rate was 32.50 NT dollars to one U.S. dollar. On December 7, 2015, the exchange rate was 32.72 NT dollars to one U.S. dollar.

        The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2013	29.57	30.20	28.95	29.93
Fiscal 2014	29.94	30.60	29.36	29.90
Fiscal 2015	31.08	32.86	29.86	32.50
September 2015	32.61	33.00	32.35	32.87
October 2015	32.49	32.90	32.24	32.44
November 2015	32.60	32.80	32.34	32.59
December 2015 (through December 7, 2015)	32.71	32.76	32.68	32.72

(1)
Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

        No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

        The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following consolidated statement of operations data for the years ended August 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$14,124	100%	$14,481	100%
Cost of revenues	18,214	129%	25,792	178%

Gross loss	(4,090)	(29)%	(11,311)	(78)%

Operating expenses:
Research and development	2,443	17%	4,199	29%
Selling, general and administrative	6,986	49%	9,279	64%
Gain on disposals of long-lived asset, net	(221)	(1)%	—	—

Total operating expenses	9,208	65%	13,478	93%

Loss from operations	(13,298)	(94)%	(24,789)	(171)%
Other income (expenses):
Equity in losses from unconsolidated entities, net	(56)	(0)%	(183)	(1)%
Interest expenses, net	(94)	(1)%	(83)	(1)%
Other income, net	119	1%	519	4%
Foreign currency transaction income (loss), net	12	0%	(74)	(1)%

Total other income (expenses), net	(19)	(0)%	179	1%

Loss before income taxes	(13,317)	(94)%	(24,610)	(170)%
Income tax expense	1	0%	—	—

Net loss	(13,318)	(94)%	(24,610)	(170)%
Less: Net loss attributable to noncontrolling interests	(44)	0%	(135)	(1)%

Net loss attributable to SemiLEDs stockholders	$(13,274)	(94)%	$(24,475)	(169)%

Year Ended August 31, 2015 Compared to Year Ended August 31, 2014

	Years Ended August 31,
	2015		2014
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$2,406	17%	$4,799	33%	$(2,393)	(50)%
LED components	9,126	65%	5,360	37%	3,766	70%
Lighting products	2,020	14%	3,432	24%	(1,412)	(41)%
Other(1)	572	4%	890	6%	(318)	(36)%

Total revenues, net	14,124	100%	14,481	100%	(357)	(2)%
Cost of revenues	18,214	129%	25,792	178%	(7,578)	(29)%

Gross loss	$(4,090)	(29)%	$(11,311)	(78)%	$7,221	(64)%

(1)
Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, third party ancillary equipment that we sold along with our LED products, and the provision of services.

  Revenues, net

        Our revenues decreased slightly by 2% from $14.5 million for the year ended August 31, 2014 to $14.1 million for the year ended August 31, 2015. The $0.4 million decrease in revenues reflects a $2.4 million decrease in revenues attributable to sales of LED chips, a $1.4 million decrease in revenues attributable to the sales of lighting products and a $0.3 million decrease in other revenues, offset by a $3.8 million increase in revenues attributable to sales of LED components.

        Revenues attributable to the sales of our LED chips represented 17% and 33% of our revenues for the years ended August 31, 2015 and 2014, respectively. During the year ended August 31, 2015, the decrease in the average selling price of LED chips as compared to the year ended August 31, 2014 was the result of continued market downward pricing pressure and the volume of LED chips sold for the year ended August 31, 2015 was 65% lower than for the year ended August 31, 2014, reflecting a slowdown in demand and our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips. We continued to sell lower priced LED chips primarily due to our decision to phase out and clear a significant volume of older generation inventory in our LED chips portfolio at discounted prices.

        Revenues attributable to the sales of our LED components represented 65% and 37% of our revenues for the years ended August 31, 2015 and 2014, respectively. The increase in revenues attributable to sales of LED components was due to the sales of our new UV LED components product, offset in part by a 35% decrease in the volume of LED components sold. We launched several new LED components products in fiscal 2015 and were able to expand our sales and distribution channels in a timely manner, which positively improved our revenues generated from the sales of LED components. The average selling price of LED components was higher primarily due to a shift in our product mix to profitable UV LED embedded components product for the year ended August 31, 2015. The volume of LED components sold decreased primarily due to a continued slowdown in demand for a category of older generation products in our LED components portfolio and a decline in sales of a category of lower-priced LED components due to intense competition.

        Revenues attributable to the sales of lighting products represented 14% and 24% of our revenues for the years ended August 31, 2015 and 2014, respectively. The decrease in revenues attributable to the sales of lighting products was due to reduced sales reported by Ning Xiang, primarily as a result of increased competition from competitors based in China.

        The decrease in other revenues was primarily due to lower sales of scrap and third party ancillary equipment that we sold along with our LED products.

  Cost of Revenues

        Our cost of revenues decreased by 29% from $25.8 million for the year ended August 31, 2014 to $18.2 million for the year ended August 31, 2015. The decrease in cost of revenues was primarily the combination of the effect of our cost reduction efforts and the result of lower sales volume for our LED chips and LED components and inventory write-downs for the year ended August 31, 2015. Inventory write-downs decreased from $2.3 million for the year ended August 31, 2014 to $1.4 million for the year ended August 31, 2015.

  Gross Loss

        Our gross loss decreased from a loss of $11.3 million for the year ended August 31, 2014 to a loss of $4.1 million for the year ended August 31, 2015. Our gross margin percentage was negative 29% for the year ended August 31, 2015, as compared to negative 78% for the year ended August 31, 2014. Gross margin percentage improved due to our new profitable products, the effect of our cost reduction efforts and lower inventory write-downs.

  Operating Expenses

	Years Ended August 31,
	2015		2014
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$2,443	17%	$4,199	29%	$(1,756)	(42)%
Selling, general and administrative	6,986	49%	9,279	64%	(2,293)	(25)%
Gain on disposal of long-lived assets, net	(221)	(1)%	—	—	(221)	—

Total operating expenses	$9,208	65%	$13,478	93%	$(4,270)	(32)%

        Research and development.    Our research and development expenses decreased from $4.2 million for the year ended August 31, 2014 to $2.4 million for the year ended August 31, 2015. The decrease was primarily due to a $0.6 million decrease in salary-related expenses (including stock-based compensation expenses), mainly attributable to employee attrition and reassignment to other functions, a $1.1 million decrease in materials and supplies used in research and development, primarily as a result of fewer ongoing research and development activities during the year ended August 31, 2015 and a $0.1 million decrease in other research and development expense.

        Selling, general and administrative.    Our selling, general and administrative expenses decreased from $9.3 million for the year ended August 31, 2014 to $7.0 million for the year ended August 31, 2015. The decrease was mainly attributable to a $0.7 million decrease in payroll and stock based compensation, a $0.2 million decrease in board compensation, a $0.2 million decrease in audit fees, a $0.5 million decrease in professional service expenses, mainly legal and advisory services and decreases in various other expenses including depreciation and amortization, insurance, travel related expenses, rent and advertisement of $0.7 million. We have started to realize the benefits of operating cost reduction actions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities.

        Gain on disposal of long-lived asset, net.    We recognized a gain of $0.2 million, net on the disposal of long-lived assets in fiscal 2015. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

  Other Income (Expenses)

	Years Ended August 31,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Equity in losses from unconsolidated entities, net	$(56)	(0)%	$(183)	(1)%
Interest expenses, net	(94)	(1)%	(83)	(1)%
Other income, net	119	1%	519	4%
Foreign currency transaction gain (loss), net	12	0%	(74)	(1)%

Total other income (expenses), net	$(19)	(0)%	$179	1%

        Equity in losses from unconsolidated entities, net.    We recognized net losses from our portion of the net losses from SILQ, an unconsolidated entity. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

        Interest expenses, net.    The increase in interest expenses, net was primarily due to the decrease in interest income because of lower average cash balances and lower interest rates.

        Other income, net.    Our other income consists primarily of rental income from the lease back of the second floor of our Hsinchu building to the original owner, net of related depreciation charge.

        Foreign currency transaction gain (loss), net.    We recognized a net foreign currency transaction gain of $12 thousand for the year ended August 31, 2015, primarily due to the appreciation of the U.S. dollar against the NT dollar during the first quarter of fiscal 2015 from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary, as compared to a net foreign currency transaction loss of $74 thousand for the year ended August 31, 2014 due to the depreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

        Income Tax Expense (Benefit)

	Years Ended August 31,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Income tax expense	$1	0%	$—	—

        We recognized an insignificant amount of income tax expense, despite a loss before income taxes, for the year ended August 31, 2015, for a subsidiary company in Taiwan, which is subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. We did not recognize any income tax benefit for the year ended August 31, 2014, because although we incurred losses before income tax for most of our subsidiaries for the fiscal year, we provided a full valuation allowance on all deferred tax assets.

        As of August 31, 2015 and 2014, we recognized full valuation allowances of $37.0 million and $38.5 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2015 and 2014. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

        As of August 31, 2015, we had U.S. federal net operating loss carryforwards of $10.3 million, which will expire in various amounts beginning in our fiscal 2025. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and local tax laws if we have experienced an "ownership change" in the past, or if an ownership change occurs in the future.

        As of August 31, 2015, we had total foreign net operating loss carryforwards of $90.3 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

  Net Loss Attributable to Noncontrolling Interests

	Years Ended August 31,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(44)	0%	$(135)	(1)%

        We recognized net losses attributable to noncontrolling interests of $44 thousand and $135 thousand for the years ended August 31, 2015 and 2014, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014.

  Liquidity and Capital Resources

        From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of August 31, 2015 and 2014, we had cash and cash equivalents of $4.8 million and $12.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

        We had a one-year NT dollar denominated revolving credit facility entered into by our majority owned subsidiary providing for approximately $1.0 million expired in March 2015. There was no outstanding amount under the credit facility as of both the expiration date and August 31, 2014. As of December 7, 2015, we had not renewed the $1.0 million credit facility. We expect to negotiate new line of credit facilities with several financial institutions and utilize any new operating lines of credit, if any, with any financial institutions to fulfill our short-term financing needs, if necessary.

        Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $3.9 million and $6.2 million as of August 31, 2015 and 2014, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of both August 31, 2015 and 2014, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

  •
  The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of August 31, 2015, our outstanding balance on this note payable was approximately $1.2 million.

  •
  As of August 31, 2015, we had no amount outstanding under the second and the third note payables.

  •
  The fourth note payable requires monthly payments of principal and interest in the amount of $17 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of August 31, 2015, our outstanding balance on this note payable was approximately $1.9 million.

  •
  The fifth note payable, which we entered in January 2013 and had been fully drawn down, requires monthly payments of principal and interest in the amount of $106 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of August 31, 2015, our outstanding balance on this note payable was approximately $0.8 million.

        Property, plant and equipment pledged as collateral for our notes payable were $7.1 million and $8.9 million as of August 31, 2015 and 2014, respectively.

        We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $13.3 million and $24.5 million during the years ended August 31, 2015 and 2014, respectively. Net cash used in operating activities for the year ended August 31, 2015 was $4.5 million. As of August 31, 2015, we had cash and cash equivalents of $4.8 million. We have undertaken initiatives to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation.

        Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. However, there can be no assurances that our planned activities will be successful in reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us. Please see "Critical Accounting Policies and Estimates — Basis of Presentation — Going Concern" for more information on our liquidity plans.

  Cash Flows

        The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K (in thousands):

	Years Ended August 31,
	2015	2014
Net cash used in operating activities	$(4,525)	$(15,698)
Net cash used in investing activities	$(1,140)	$(5,503)
Net cash used in financing activities	$(1,808)	$(2,464)

  Cash Flows Used in Operating Activities

        Net cash used in operating activities for the years ended August 31, 2015 and 2014 was $4.5 million and $15.7 million, respectively. Cash used in operating activities for the year ended August 31, 2015 was $11.2 million lower, primarily due to a decrease in cash used to pay for materials and supplies used in production and a decrease in net loss, which is the benefit we realized from our ongoing cost reduction efforts.

  Cash Flows Used in Investing Activities

        Net cash used in investing activities for the year ended August 31, 2015 was $1.1 million, consisting primarily of the purchases of $1.6 million in property, plant and equipment representing primarily the purchases of machinery and equipment and payments for the build out of our manufacturing facility and leasehold improvements. These were offset in part by proceeds from the restricted time deposits of $0.3 million, primarily for a government sponsored research and development project and $0.1 million proceeds from sales of equipment.

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

  Cash Flows Used in Financing Activities

        Net cash used in financing activities for the year ended August 31, 2015 was $1.8 million for the payments on long-term debt.

        Net cash used in financing activities for the year ended August 31, 2014 was $2.5 million, consisting primarily of payments on long-term debt of $2.3 million, payments on lines of credit of $0.2 million and payments of loan from related party of $0.2 million, offset in part by proceeds from the draw down on lines of credit of $0.2 million.

Capital Expenditures

        We had capital expenditures of $1.6 million and $2.7 million for the years ended August 31, 2015 and 2014, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand.

Off-Balance Sheet Arrangements

        As of August 31, 2015, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

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

        In June 2014, the FASB issued ASU No. 2014-12 "Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The new standard is effective for the Company on September 1, 2016. Management expects the adoption of the ASU would not have a material effect on the accompanying financial statements.

        In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements — Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". The Update provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This Update is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The Update is effective for the Company on September 1, 2017 and management has elected not to early adopt it. When the Update is effective, it could have a material effect on management's assessment of the Company's ability to continue as a going concern.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SemiLEDs Corporation:

        We have audited the accompanying consolidated balance sheets of SemiLEDs Corporation (the "Company") and subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemiLEDs Corporation and subsidiaries as of August 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

Taipei, Taiwan (the Republic of China)
December 15, 2015

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,808	$12,649
Accounts receivable (including related parties), net of allowance for doubtful accounts of $586 and $2,766 as of August 31, 2015 and 2014, respectively	2,049	2,171
Inventories	5,924	9,212
Prepaid expenses and other current assets	891	1,909

Total current assets	13,672	25,941
Property, plant and equipment, net	20,779	27,063
Intangible assets, net	1,353	1,586
Goodwill	54	59
Investments in unconsolidated entities	2,014	2,204
Other assets	648	764

TOTAL ASSETS	$38,520	$57,617

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,068	$1,934
Accounts payable	1,650	2,675
Accrued expenses and other current liabilities	3,597	4,860

Total current liabilities	6,315	9,469
Long-term debt, excluding current installments	2,839	4,256

Total liabilities	9,154	13,725

Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders' equity
Common stock, $0.0000056 par value — 75,000 shares authorized; 29,052 shares and 28,424 shares issued and outstanding as of August 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	172,117	170,953
Accumulated other comprehensive income	3,083	5,583
Accumulated deficit	(145,904)	(132,630)

Total SemiLEDs stockholders' equity	29,296	43,906
Noncontrolling interests	70	(14)

Total equity	29,366	43,892

TOTAL LIABILITIES AND EQUITY	$38,520	$57,617

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2015	2014
Revenues, net	$14,124	$14,481
Cost of revenues	18,214	25,792

Gross loss	(4,090)	(11,311)

Operating expenses:
Research and development	2,443	4,199
Selling, general and administrative	6,986	9,279
Gain on disposal of long-lived asset, net	(221)	—

Total operating expenses	9,208	13,478

Loss from operations	(13,298)	(24,789)
Other income (expenses):
Equity in losses from unconsolidated entities, net	(56)	(183)
Interest expenses, net	(94)	(83)
Other income, net	119	519
Foreign currency transaction income (loss), net	12	(74)

Total other income (expenses), net	(19)	179

Loss before income taxes	(13,317)	(24,610)
Income tax expense	1	—

Net loss	(13,318)	(24,610)
Less: Net loss attributable to noncontrolling interests	(44)	(135)

Net loss attributable to SemiLEDs stockholders	$(13,274)	$(24,475)

Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.46)	$(0.87)

Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	28,710	28,141

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2015	2014
Net loss	$(13,318)	$(24,610)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(2,497)	28

Comprehensive loss	$(15,815)	$(24,582)

Comprehensive loss attributable to noncontrolling interests	$(41)	$(133)

Comprehensive loss attributable to SemiLEDs stockholders	$(15,774)	$(24,449)

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars and shares)

	Common Stock			Accumulated Other Comprehensive Income (loss)		Total SemiLEDs Stockholders' Equity
			Additional Paid-in Capital		Accumulated Deficit		Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE — September 1, 2013	27,761	$—	$169,114	$5,557	$(108,155)	$66,516	$(23)	$66,493
Issuance of common stock under equity incentive plans	663	—	10	—	—	10	—	10
Stock-based compensation	—	—	1,945	—	—	1,945	—	1,945
Purchase of common shares in Ning Xiang from noncontrolling interests	—	—	(142)	—	—	(142)	142	—
Dilution gain on equity method investment	—	—	26	—	—	26	—	26
Comprehensive income (loss):
Other comprehensive income	—	—	—	26	—	26	2	28
Net loss	—	—	—	—	(24,475)	(24,475)	(135)	(24,610)

BALANCE — August 31, 2014	28,424	$—	$170,953	$5,583	$(132,630)	$43,906	$(14)	$43,892
Issuance of common stock under equity incentive plans	628	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,289	—	—	1,289	—	1,289
Purchase of common shares in Ning Xiang from noncontrolling interests	—	—	(125)	—	—	(125)	125	—
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	(2,500)	—	(2,500)	3	(2,497)
Net loss	—	—	—	—	(13,274)	(13,274))	(44)	(13,318)

BALANCE — August 31, 2015	29,052	$—	$172,117	$3,083	$(145,904)	$29,296	$70	$29,366

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,318)	$(24,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,969	6,614
Stock-based compensation expense	1,289	1,945
Bad debt expense	74	89
Provisions for inventory write-downs	1,400	2,286
Loss (Gain) on disposals or write-offs of property, plant and equipment, net	(221)	30
Equity in losses from unconsolidated entities, net	56	183
Income recognized on patents assignment	—	(389)
Changes in:
Accounts receivable, net	(165)	49
Inventories	1,430	(1,002)
Prepaid expenses and other	531	(5)
Accounts payable	(624)	(1,134)
Accrued expenses and other current liabilities	54	246

Net cash used in operating activities	(4,525)	(15,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,574)	(2,682)
Purchase of investments	—	(206)
Payments related to acquisition of business	—	(2,069)
Payments for development of intangible assets	(49)	(309)
Proceeds from sales of equipment	123	—
Proceeds from sales of investment	—	114
Decrease (increase) in restricted cash	334	(386)
Other investing activities, net	26	35

Net cash used in investing activities	(1,140)	(5,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	170
Payments on line of credit	—	(170)
Payments of long-term debt	(1,808)	(2,275)
Payments of loan from related party	—	(201)
Other financing activities	—	12

Net cash used in financing activities	(1,808)	(2,464)

Effect of exchange rate changes on cash and cash equivalents	(368)	42

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,841)	(23,623)
CASH AND CASH EQUIVALENTS — Beginning of year	12,649	36,272

CASH AND CASH EQUIVALENTS — End of year	$4,808	$12,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$105	$149

Cash paid for income taxes	$5	$4

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$522	$787

Proceeds from sale of property, plant and equipment included in other current liabilities	$884	$—

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2015 and 2014

1.     BUSINESS

        SemiLEDs Corporation ("SemiLEDs" or the "parent company") was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly and majority owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the "Company") develop, manufacture and sell high performance light emitting diodes ("LEDs"). The Company's core products are LED chips and LED components, as well as lighting products. LED components have become the most important part of its business. A portion of the Company's business consists of the sale of contract manufactured LED products. The Company's customers are concentrated in a few select markets, including Taiwan, the United States and China.

        As of August 31, 2015, SemiLEDs had seven wholly owned subsidiaries and a 93% equity interest in Ning Xiang Technology Co., Ltd. ("Ning Xiang"). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. ("Taiwan SemiLEDs") located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently takes place and where a substantial portion of the assets is held and located. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of August 31, 2015, the Company also owned a 93% interest in Ning Xiang, a Company engaged in the design, manufacture and sale of lighting fixtures and systems.

        SemiLEDs' common stock began trading on the NASDAQ Global Select Market under the symbol "LEDS" on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation — The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

        The Company has suffered losses from operations of $13.3 million, $24.8 million and $42.7 million, gross losses on product sales of $4.1 million, $11.3 million and $14.7 million, and net cash used in operating activities of $4.5 million, $15.7 million and $14.5 million for the years ended August 31, 2015, 2014 and 2013, respectively. Further, at August 31, 2015, the Company's cash and cash equivalents was down to $4.8 million. These facts and conditions raise initial substantial doubt about the Company's ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company's obligations as they become due for a reasonable period of time, and allow the development of its core business.

  •
  Entering into an agreement with a strategic partner for the sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million paid in three installments, of which the initial installment of $3 million has been received. The sale is expected to be closed after two years.

  •
  Suppressing gross loss from chip sales by moving toward a fabless business model. The Company may restructure the EPI and Fab for the chips manufacturing operation, consign or sell certain equipment and transfer employees related to the chips manufacturing to a strategic partner. Following the

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    restructuring, the Company expects to reduce payroll, minimize research and development activities associated with chips manufacturing operation and reduce idle capacity charges. This partnership should help the Company obtain a steady source of LED chips with competitive and favorable price for its packaging business, expand the production capacity for LED components, and strengthen its product portfolio and technology.

  •
  Increasing efforts to increase sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Corporation's historical distribution channels. Maintaining the number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed product.

  •
  Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. The commercial sales of its UV LED product with a leading cosmetic manufacturer are expected to continue to improve the Company's future gross margin, operating results and cash flows. The Company is making progress towards scaling sales of its UV LED products and are focused on product enhancement and developing its UV LED into many other applications or devices.

  •
  Management continues to monitor prices, work with current and potential vendors to decrease costs and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

  •
  Raise additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary.

        While the Company's management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months ending August 31, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. The consolidated financial statements and schedules do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

        Principles of Consolidation — The consolidated financial statements include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

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

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the collectibility of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock-based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment, intangible assets, goodwill and investments in unconsolidated entities, the fair value of acquired tangible and intangible assets, income tax uncertainties, provision for potential litigation costs and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

        Certain Significant Risks and Uncertainties — The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company's future financial position or results of operations, which risks and uncertainties include, among others: it has incurred significant losses over the past few years, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to grow its revenue and/or maintain or increase its margins, it may experience fluctuations in its revenues and operating results, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

        Concentration of Supply Risk — Some of the components and technologies used in the Company's products are purchased and licensed from a limited number of sources and some of the Company's products are produced by a limited number of contract manufacturers. The loss of any of these suppliers and contract manufacturers may cause the Company to incur transition costs to another supplier or contract manufacturer, result in delays in the manufacturing and delivery of the Company's products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of such suppliers and contract manufacturers for the fulfillment of its customer orders. Any failure of such suppliers and contract manufacturers to perform could have an adverse effect upon the Company's reputation and its ability to

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

distribute its products or satisfy customers' orders, which could adversely affect the Company's business, financial position, results of operations and cash flows.

        Concentration of Credit Risk — Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

        The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2015 and 2014, cash and cash equivalents of the Company consisted of the following (in thousands):

	August 31,
Cash and Cash Equivalents by Location	2015	2014
United States;
Denominated in U.S. dollars	$887	$7,838
Taiwan;
Denominated in U.S. dollars	1,716	2,909
Denominated in New Taiwan dollars	1,067	834
Denominated in other currencies	344	300
China (including Hong Kong);
Denominated in U.S. dollars	262	262
Denominated in Renminbi	531	505
Denominated in H.K. dollars	1	1

Total cash and cash equivalents	$4,808	$12,649

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

        Customers that accounted for 10% or more of the Company's total net accounts receivable as of August 31, 2015 and 2014 consist of the following:

	August 31,
Customers	2015	2014
Customer A	35%	—
Customer B	3%	29%
Customer C	0%	13%

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The customers accounted for 10% or more of the Company's total net revenues for the years ended August 31, 2015 and 2014, as follows (in thousands, except percentages):

	Years Ended August 31,
	2015		2014
Customers	Amount	% of Revenues	Amount	% of Revenues
Customer A	$2,923	21%	$—	—
Customer D	1,544	11%	—	—
Customer E	—	—	1,995	14%

        Cash and Cash Equivalents — The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

        As of August 31, 2015 and 2014, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2015	2014
Cash;
Cash and demand deposits	$4,790	$7,632
Cash equivalents;
Money market funds	18	5,017

Total cash and cash equivalents	$4,808	$12,649

        Foreign Currency — The Company's subsidiaries use the local currency as their functional currency. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive income (loss) within equity. Income and expense accounts are translated at average exchange rates during the period. Any gains and losses from transactions denominated in foreign currencies are recognized in the consolidated statements of operations as a separate component of other income (expense).

        Inventories — Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company's production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped.

        Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation, amortization and impairment. Depreciation on property, plant and equipment is calculated

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

using the straight-line method over the estimated useful lives, less estimated salvage values of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

        The estimated useful lives of property, plant and equipment are as follows:

Buildings and improvements	5 to 20 years
Machinery and equipment	1 to 10 years
Leasehold improvements	2 to 10 years
Other equipment	2 to 6 years

        Major Maintenance Activities — The Company incurs maintenance costs on its major equipment. Repair and maintenance costs are expensed as incurred.

        Intangible Assets — Intangible assets consist of patents, trademarks and acquired technology. Intangible assets are initially recognized at their respective acquisition costs. All of the Company's intangible assets have been determined to have finite useful lives and are, therefore, amortized using the straight-line method over their estimated useful lives:

Patents and trademarks	5 to 25 years
Acquired technology	4 to 5 years

        Goodwill — Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually. The goodwill impairment test is a two-step test. Under step one, the fair value of the reporting unit is compared with its carrying amount (including goodwill). Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Management has determined to perform the annual impairment review of goodwill on the first business day of August, or more frequently when a triggering event occurs between annual impairment tests.

        Impairment of Long-Lived Assets — Management evaluates the Company's long-lived assets, excluding goodwill, that consist of property, plant and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the asset over the estimated fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisers, as considered necessary.

        Recovery of Investments in Unconsolidated Entities — Management evaluates the recoverability of the carrying amount of the Company's equity investments accounted for using the equity method and cost method when there is an indication of potential impairment. If the estimated realizable value of an equity investment falls below its carrying amount and management determines that this shortfall is

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

other-than-temporary, the carrying amount of such investment is written down to its estimated realizable value. In determining whether a decline in value is other-than-temporary, management considers the length of time and the extent to which such value has been less than the carrying amount, the financial condition and prospects of the investee, and the Company's ability and intent to retain the equity investment for a period of time sufficient to allow for any anticipated recovery in value.

        Income Taxes — The Company accounts for income taxes under the asset and liability method. As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from differing accounting treatment for items such as accruals and allowances that are not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities which are included in the Company's consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company's consolidated statements of operations become deductible expenses under applicable income tax laws or when operating loss or credit carryforwards are utilized. Accordingly, realization of the deferred tax assets is dependent on the Company's ability to earn future taxable income against which these deductions, losses and credits can be utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the Company's deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period the change in the tax law was enacted.

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

        Stock-based Compensation — Compensation costs related to employee stock options and restricted stock units are based on the fair value of the options and stock units on the date of grant, net of estimated forfeitures. The Company determines the grant date fair value of the options using the Black- Scholes option-pricing model. The related stock-based compensation expense is generally recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the options and stock units, or the vesting period of the respective options and stock units.

        Research and Development Costs — Research and development costs are expensed as incurred. Research and development costs are presented as a separate line item in the consolidated statements of operations.

        Advertising Costs — Advertising costs are expensed as incurred. Advertising costs totaled $36 thousand and $153 thousand for the years ended August 31, 2015 and 2014, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

        Segment Reporting — The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company's reportable segments. During the years ended August 31, 2015 and 2014, the Chief Executive Officer has been identified as the chief operating decision

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

maker. The Company's chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 280-10-50-1, "Segment Reporting."

        Deferred Rent — Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rental payments to be made during the original terms of the leases. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and, therefore, the rent expense will not equal the related cash payments. The difference between the actual cash payments and the straight-line expense is recorded as a deferred credit included in other current liabilities on the consolidated balance sheets. The deferred credit will ultimately be reduced to zero over the respective lease terms.

        Shipping and Handling Costs — The Company includes costs from shipping and handling within cost of revenues in the period in which they are incurred.

        Revenues Recognition — The Company recognizes revenues on sales of its products when persuasive evidence of an arrangement exists, the price is fixed or determinable, ownership and risk of loss has transferred and collection of the sales proceeds is probable. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company's warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

        Accounts Receivable — Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management's assessment of the collectibility of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

        Net Income (Loss) Per Share of SemiLEDs Common Stock — Basic net income (loss) per share is computed by dividing net income (loss) attributable to SemiLEDs stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) attributable to SemiLEDs stockholders is determined by allocating undistributed earnings as if all of the earnings for the period had been distributed. Diluted net income (loss) per share is computed by using the weighted-average shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and unvested restricted stock units using the treasury stock method.

        Noncontrolling Interests — Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

        In December 2014, SemiLEDs acquired an additional 6% of the outstanding shares of Ning Xiang, increasing its ownership interest from 87% to 93%. As a result, the difference between the consideration paid and the adjustment to the carrying amount of the noncontrolling interests to reflect SemiLEDs' increased ownership interest in Ning Xiang was recorded as a reduction in additional paid-in capital. Transactions with noncontrolling interests had the following effect on equity attributable to SemiLEDs stockholders (in thousands):

Year Ended August 31, 2015
Net loss attributable to SemiLEDs stockholders	$(13,274)
Transfers to noncontrolling interests:
Decrease in SemiLEDs additional paid in capital for purchase of common shares in Ning Xiang	(125)

Change from net loss attributable to SemiLEDs stockholders and transfer to noncontrolling interests	$(13,399)

        Commitments and Contingencies — Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

        Fair Value Measurements — The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

        See Note 12 for further details.

        Reclassifications — Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

3.     BALANCE SHEET COMPONENTS

  Inventories

        Inventories as of August 31, 2015 and 2014 consist of the following (in thousands):

	August 31,
	2015	2014
Raw materials	$1,857	$2,792
Work in process	793	1,420
Finished goods	3,274	5,000

Total	$5,924	$9,212

        Inventory write-downs to estimated net realizable values for the years ended August 31, 2015 and 2014 were $1,400 thousand and $2,286 thousand, respectively.

  Property, Plant and Equipment

        Property, plant and equipment as of August 31, 2015 and 2014 consist of the following (in thousands):

	August 31,
	2015	2014
Buildings and improvements	$13,883	$14,518
Machinery and equipment	58,075	68,038
Leasehold improvements	474	2,914
Other equipment	3,732	2,652
Construction in progress	1,418	2,395

Total property, plant and equipment	77,582	90,517
Less: Accumulated depreciation, amortization and impairment	(56,803)	(63,454)

Property, plant and equipment, net	$20,779	$27,063

        Depreciation expense was $4,752 thousand and $6,351 thousand for the years ended August 31, 2015 and 2014, respectively.

        Property, plant and equipment pledged as collateral for the Company's notes payable were $7.1 million and $8.9 million as of August 31, 2015 and 2014, respectively.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

3.     BALANCE SHEET COMPONENTS (Continued)

  Intangible Assets

        Intangible assets as of August 31, 2015 and 2014 consist of the following (in thousands):

	August 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Patents and trademarks	14	$1,390	$333	$1,057
Acquired technology	5	662	366	296

Total		$2,052	$699	$1,353

	August 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Patents and trademarks	14	$1,411	$257	$1,154
Acquired technology	5	719	287	432

Total		$2,130	$544	$1,586

        Amortization expense was $217 thousand and $263 thousand for the years ended August 31, 2015 and 2014, respectively.

        No impairment charge was recognized in the year ended August 31, 2015 and 2014.

        The estimated future amortization expense for the Company's intangible assets as of August 31, 2015 is as follows (in thousands):

Years Ending August 31,	Total
2016	$197
2017	197
2018	188
2019	95
2020	95
Thereafter	581

Total	$1,353

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

3.     BALANCE SHEET COMPONENTS (Continued)

  Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities as of August 31, 2015 and 2014 consist of the following (in thousands):

	August 31,
	2015	2014
Accrued compensation and benefits	$1,505	$1,963
Accrued professional service fees	387	278
Accrued business expenses	319	618
Taxes payable	263	286
Customer deposits	239	1,125
Deferred rent	—	23
Other (individually less than 5% of total accrued expenses and other current liabilities)	884	567

Total	$3,597	$4,860

4.     INVESTMENTS IN UNCONSOLIDATED ENTITIES

        The Company's ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2015 and 2014 consist of the following (in thousands, except percentages):

	August 31, 2015		August 31, 2014
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. ("SILQ")	33%	$129	33%	$217
Xurui Guangdian Co., Ltd. ("China SemiLEDs")	49%	—	49%	—
Cost method investments	Various	1,885	Various	1,987

Total investments in unconsolidated entities		$2,014		$2,204

        There were no dividends received from unconsolidated entities through August 31, 2015.

  Equity Method Investments

        The Company and the other investor in SILQ, a joint venture in Malaysia which is engaged in the design, manufacture and sale of lighting fixtures and systems, each owned a 50% equity interest in SILQ in 2009. In January 2014, the Company participated in SILQ's capital increase and contributed $76 thousand. Following the capital increase, the Company's equity interest in SILQ was diluted from 50% to 49%, and consequently, the Company recognized a gain on dilution of its investment of $26 thousand. The dilution gain was recognized as additional paid in capital in the consolidated statement of changes in equity. In April 2014, the Company sold part of its equity interest in SILQ to the other investor for a cash consideration of $114 thousand and recognized a gain on sale of investment of $37 thousand. The gain was reported in the consolidated statements of operations in equity in losses from unconsolidated entities. Upon consummation of the sale, the Company's equity interest in SILQ was reduced from 49% to 33%. The

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

4.     INVESTMENTS IN UNCONSOLIDATED ENTITIES (Continued)

Company subsequently invested $130 thousand in SILQ's capital increase in April 2014 and its equity interest remains unchanged.

        The Company still owns a 49% equity interest in China SemiLEDs. However, this investment has a carrying amount of zero as a result of a previously recognized impairment.

  Cost Method Investments

        No other-than-temporary impairment charge was recognized in the year ended August 31, 2015 and 2014. The fair values of the Company's cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

5.     INDEBTEDNESS

  Notes Payable to Banks

        Notes payable to banks as of August 31, 2015 and 2014 consists of the following (in thousands):

	August 31,
	2015	2014
Outstanding lines of credit	$—	$—

Unused lines of credit	$—	$1,003

  Long-term Debt

        Long-term debt as of August 31, 2015 and 2014 consists of the following loans with a bank (in thousands):

	August 31,
	2015	2014
First note payable	$1,207	$1,448
Second note payable	—	—
Third note payable	—	276
Fourth note payable	1,933	2,283
Fifth note payable	767	2,183

Total long-term debt	3,907	6,190
Less: Current installments	(1,068)	(1,934)

Total long-term debt, excluding current installments	$2,839	$4,256

        The long-term notes in the table above carry variable interest rates, which ranged from 1.9% to 2.0% per annum as of August 31, 2015, and August 31, 2014, are payable in monthly installments, and are secured by the Company's property, plant and equipment. The interest rates are based on the annual time deposit rate plus a certain spread. The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024. The fourth note payable requires monthly payments of principal and interest in the amount of $17 thousand over

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

5.     INDEBTEDNESS (Continued)

the 15-year term of the note with final payment to occur in December 2025. The fifth note payable requires monthly payments of principal and interest in the amount of $106 thousand over the three-year term of the note with final payment to occur in July 2016. The notes do not have prepayment penalties or balloon payments upon maturity of the notes.

        The scheduled principal payments for the Company's long-term debt as of August 31, 2015 consist of the following (in thousands):

Years Ending August 31,	Scheduled Principal Payments
2016	$1,068
2017	306
2018	312
2019	317
2020	322
Thereafter	1,582

Total	$3,907

6.     COMMITMENTS AND CONTINGENCIES

        Operating Lease Agreements — The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which were including cancellable and noncancellable and which expire at various dates between January 2016 and December 2020. As of August 31, 2015 and 2014, the Company maintained outstanding deposits for these leases in the amount of $87 thousand and $102 thousand, respectively, which were recorded as other long-term assets in the accompanying consolidated balance sheets. Lease expense related to these operating leases was $545 thousand and $935 thousand for the years ended August 31, 2015 and 2014, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

        In January 2014, the Company announced the relocation and consolidation of its manufacturing operations at the Sinwu Facility to other of its existing facilities. The lease term for the Sinwu Facility is 10 years, expiring on November 30, 2016. In accordance with the lease agreement, the Company provided a six-month written notice to terminate the lease effective from July 15, 2014.

        The aggregate future noncancellable minimum rental payments for the Company's operating leases as of August 31, 2015 consist of the following (in thousands):

Years Ending August 31,	Operating Leases
2016	$413
2017	407
2018	251
2019	86
2020	86
Thereafter	29

Total	$1,272

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

6.     COMMITMENTS AND CONTINGENCIES (Continued)

        Purchase Obligations — The Company had purchase commitments for inventory, property, plant and equipment in the amount of $2.6 million and $3.9 million as of August 31, 2015 and 2014, respectively.

        Litigation — The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company recognizes a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated. As of August 31, 2015, there was no pending or threatened litigation that could have a material impact on the Company's financial position, results of operations or cash flows.

        Common stock purchase agreement — The Company entered into a definitive common stock purchase agreement effective December 18, 2014 (the "Agreement") with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han's difficulty in transferring funds from China. To date, the Company has only received approximately $261 thousand of the $5 million purchase price. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by the Company, to pay the Company $3 million in liquidated damages plus the legal fees incurred by the Company relating to the sale. On June 29, 2015, the Company provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. On July 6, 2015, Mr. Han replied in a letter that he acknowledged receiving of the payment demand notice and the balance he owed under the Agreement. He also expressed his intent to continue with the terms and conditions in the Agreement. However, he was unable to transfer personal investment funds out of China. He requested an extension of time to complete the purchase. The Company's Board has rejected his request of granting him more time to execute the Agreement and is seeking legal alternatives to collect the amounts owed under the Agreement. There can be no assurance when the Company can collect any judgment for liquidated damages. This gain contingency has not be recognized in these consolidated financial statements and the amount liquidation damages collected, if any, will be recognized when received.

7.     STOCK-BASED COMPENSATION

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

        A total of 6,349 thousand was reserved for issuance under the 2005 Plan and 2010 Plan as of both August 31, 2015 and 2014. As of August 31, 2015 and 2014, there were 3,882 thousand and 4,492 thousand shares of common stock available for future issuance under the equity incentive plans.

        During fiscal 2015, SemiLEDs granted 95 thousand restricted stock units to the Company's executives and employees. These stock units vest over four years at a rate of 25% on each anniversary of the vesting start date. The grant-date fair value of stock units was equal to the closing price of the common stock on the date of grant. In addition, in May 2015, SemiLEDs granted 50 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of May 7, 2016 and the date of

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

7.     STOCK-BASED COMPENSATION (Continued)

the next annual meeting. The grant-date fair value of the restricted stock units was $0.82 per unit. Each restricted stock unit represents the contingent right to one share of SemiLEDs' common stock.

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

  Stock-based Compensation Expense

        The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs' common stock as part of an employment agreement related to the Company's acquisition of SBDI (later on renamed as TSLC Corporation). A summary of the stock-based compensation expense for the years ended August 31, 2015 and 2014 are as follows (in thousands):

	Years Ended August 31,
	2015	2014
Cost of revenues	$285	$699
Research and development	149	336
Selling, general and administrative	855	910

	$1,289	$1,945

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

        There was no recognized stock-based compensation tax benefit for the years ended August 31, 2015 and 2014, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2015 and 2014.

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

Years Ended August 31, 2015 and 2014

7.     STOCK-BASED COMPENSATION (Continued)

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

        A summary of the option activity and changes for the years ended August 31, 2015 and 2014 is presented below:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding — September 1, 2013	441	$8.76	7.2	$9
Granted	—	—
Forfeited	(105)	7.43
Exercised	(10)	0.89

Outstanding — August 31, 2014	326	$9.44	4.5	$8
Granted	—	—
Forfeited	(99)	6.56
Exercised	—	—

Outstanding — August 31, 2015	227	$10.69	4.1	$—

Vested and expected to vest — August 31, 2015	227	$10.69	4.1	$—
Exercisable — August 31, 2015	227	$10.69	4.1	$—

        The aggregate intrinsic value of options exercised was immaterial for the year ended August 31 2014, determined as of the date of option exercise.

        As of August 31, 2015, unrecognized compensation cost related to unvested stock options was nil. As of August 31, 2014, unrecognized compensation cost related to unvested stock options of $0.1 million, was expected to be amortized on a straight-line basis over a weighted-average remaining period of 0.5 years, and would be adjusted for subsequent changes in estimated forfeitures.

  Restricted Stock Units Awards

        The grant date fair value of stock units is based upon the market price of SemiLEDs' common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

7.     STOCK-BASED COMPENSATION (Continued)

        A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2015 and 2014 is presented below:

	Number of Stock Units Outstanding	Weighted- Average Grant Date Fair Value
	(In thousands)
Outstanding — September 1, 2013	1,827	$2.31
Granted	972	1.01
Vested	(652)	2.38
Forfeited	(385)	1.83

Outstanding — August 31, 2014	1,762	$1.67
Granted	145	0.79
Vested	(610)	2.28
Forfeited	(101)	1.52

Outstanding — August 31, 2015	1,196	$1.27

        As of August 31, 2015 and 2014, unrecognized compensation cost related to unvested restricted stock unit awards of $1.0 million and $2.2 million, respectively, is expected to be recognized over a weighted average period of 1.8 years and 2.2 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

8.     NET LOSS PER SHARE OF COMMON STOCK

        The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Years Ended August 31,
	2015	2014
Stock units and stock options to purchase common stock	554	909

9.     INCOME TAXES

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

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

9.     INCOME TAXES (Continued)

        The Company's loss before income taxes for the years ended August 31, 2015 and 2014 consist of the following (in thousands):

	Years Ended August 31,
	2015	2014
U.S. operations	$(770)	$(1,757)
Foreign operations	(12,547)	(22,853)

Loss before income taxes	$(13,317)	$(24,610)

        All the income tax expense is foreign current tax expense for the year ended August 31, 2015.

        Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes for the years ended August 31, 2015 and 2014 as a result of the following (in thousands):

	Years Ended August 31,
	2015	2014
Computed "expected" income tax benefit	$(4,528)	$(8,367)
Foreign tax rate differential	1,432	2,285
Valuation allowance	3,125	6,317
Other	(28)	(235)

Income tax expense	$1	$—

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

9.     INCOME TAXES (Continued)

        Net deferred tax assets (liabilities) as of August 31, 2015 and 2014 consist of the following (in thousands):

	August 31,
	2015	2014
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,346	$1,884
Allowance for doubtful accounts	428	542
Accruals and other	123	202
Property, plant and equipment	2,627	2,667
Stock-based compensation	617	746
Investments in unconsolidated entities	5,587	5,568
Net operating loss carryforwards	26,748	27,481

Total gross deferred tax assets	37,476	39,090
Less: Valuation allowance	(37,476)	(38,499)

Deferred tax assets, net of valuation allowance	$—	$591

Deferred tax liabilities:
Accruals and other	$—	$(591)

Total gross deferred tax liabilities	—	(591)

Net deferred tax assets	$—	$—

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

        As of August 31, 2015, unused net operating loss carryforwards and income tax credits were as follows (in thousands):

	August 31, 2015	Expiration Year
U.S. federal net operating loss carryforwards	$10,286	2025-2035
U.S. state net operating loss carryforwards	—	—
Foreign net operating loss carryforwards (expiring over the next 5 years)	4,042	2016-2020
Foreign net operating loss carryforwards (expiring in more than 5 years)	86,316	2021-2025

Total unused net operating loss carryforwards and income tax credits	$100,644

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

9.     INCOME TAXES (Continued)

  Unrecognized Tax Benefits

        As of both August 31, 2015 and 2014, the Company had no unrecognized tax benefits related to tax positions taken in prior periods.

        The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax years 2005 through 2014 remain open in most jurisdictions. Below is a summary of open tax years by major tax jurisdiction:

Open Tax Year
U.S. federal	2005-2014
U.S. state	2005-2014
Foreign — Taiwan	2011-2014

        The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

10.   RELATED-PARTY TRANSACTIONS

        In April 2013, a majority owned subsidiary entered into a one-year unsecured NT dollar denominated loan in the amount of $0.2 million with one of its shareholders to fulfill short-term financing needs. The loan bears a fixed interest rate of 3% per annum. Management believes that the terms of this transaction were at market rates and would not have been any different had it been negotiated with an independent third party. The subsidiary made a partial payment on the principal loan amount in January 2014 and the final payment in April 2014.

11.   PRODUCT AND GEOGRAPHIC INFORMATION

        Revenues by products for the years ended August 31, 2015 and 2014 are as follows (in thousands):

	Years Ended August 31,
	2015	2014
LED chips	$2,406	$4,799
LED components	9,126	5,360
Lighting products	2,020	3,432
Other(1)	572	890

Total	$14,124	$14,481

  (1)
  Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, third party ancillary equipment that the Company sold along with its LED products, and the provision of services.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

11.   PRODUCT AND GEOGRAPHIC INFORMATION (Continued)

        Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2015 and 2014 (in thousands):

	Years Ended August 31,
	2015	2014
United States	$5,420	$2,492
Taiwan	3,131	4,910
Mexico	1,544	—
China	1,418	1,024
Germany	640	854
Japan	10	1,926
Other (individually less than 5% of total net revenues)	1,961	3,275

Total	$14,124	$14,481

  Tangible Long-Lived Assets

        Substantially all of the Company's tangible long-lived assets are located in Taiwan.

12.   FAIR VALUE MEASUREMENTS

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of August 31, 2015 and 2014 (in thousands):

	August 31, 2015		August 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$4,808	$4,808	$12,649	$12,649
Receivables (including related parties)	2,049	2,049	2,171	2,171
Other assets (non-derivatives)	872	872	1,737	1,737
Financial liabilities:
Payables (including related parties)	$5,214	$5,214	$7,498	$7,498
Long-term debt (including current installments)	3,907	3,906	6,190	6,162

        The fair values of the financial instruments shown in the above table as of August 31, 2015 and 2014 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management's own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

12.   FAIR VALUE MEASUREMENTS (Continued)

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

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following tables set forth selected quarterly statement of operations data for each of the years ended August 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended
	November 30, 2014	February 28, 2015	May 31, 2015	August 31, 2015	Fiscal 2015
Revenues, net	$2,928	$4,566	$3,508	$3,122	$14,124
Cost of revenues	4,471	5,217	4,367	4,159	18,214

Gross loss	(1,543)	(651)	(859)	(1,037)	(4,090)
Operating expenses	2,899	2,201	2,215	1,893	9,208

Loss from operations	(4,442)	(2,852)	(3,074)	(2,930)	(13,298)
Net loss attributable to SemiLEDs stockholders	$(4,331)	$(2,902)	$(3,041)	$(3,000)	$(13,274)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.15)	$(0.10)	$(0.11)	$(0.10)	$(0.46)

	Three Months Ended
	November 30, 2013	February 28, 2014	May 31, 2014	August 31, 2014(1)	Fiscal 2014
Revenues, net	$3,417	$4,171	$4,615	$2,278	$14,481
Cost of revenues	5,754	7,308	7,408	5,322	25,792

Gross loss	(2,337)	(3,137)	(2,793)	(3,044)	(11,311)
Operating expenses	3,770	3,482	3,555	2,671	13,478

Loss from operations	(6,107)	(6,619)	(6,348)	(5,715)	(24,789)
Net loss attributable to SemiLEDs stockholders	$(6,292)	$(6,409)	$(6,405)	$(5,369)	$(24,475)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.23)	$(0.23)	$(0.23)	$(0.19)	$(0.87)

(1)
Results for the fourth quarter of fiscal 2014 include an excess capacity charge of $2.2 million as a result of a decrease in customer demand. In addition, the Company experienced a reduction in production capacity as it consolidated manufacturing facilities and relocated production equipment.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

14.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

        As a holding company, dividends received from SemiLEDs' subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2015	2014
ASSETS
Cash and cash equivalents	$887	$7,838
Prepaid expenses and other current assets	3,262	2,077
Intangible assets, net	56	62
Investments in subsidiaries	24,829	33,457
Investments in unconsolidated entities	714	714

TOTAL ASSETS	$29,748	$44,148

LIABILITIES AND EQUITY
Accrued expenses and other current liabilities	$452	$242
Total equity	29,296	43,906

TOTAL LIABILITIES AND EQUITY	$29,748	$44,148

        SemiLEDs had no other contingencies, long-term obligations and guarantees as of August 31, 2015 or August 31, 2014.

	Years Ended August 31,
Condensed Statements of Operations	2015	2014
Operating expenses:
Selling, general and administrative	$772	$1,766

Loss from operations	(772)	(1,766)
Other income (expenses):
Equity in losses from subsidiaries, net	(12,504)	(22,718)
Interest income	2	9

Total other expenses, net	(12,502)	(22,709)

Net loss	$(13,274)	$(24,475)

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended August 31, 2015 and 2014

14.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

	Years Ended August 31,
Condensed Statements of Cash Flows	2015	2014
Net cash provided by (used in):
Operating activities	$(451)	$(802)
Investing activities	(6,500)	(10,000)
Financing activities	—	9

Net decrease in cash and cash equivalents	(6,951)	(10,793)
Cash and cash equivalents at beginning of year	7,838	18,631

Cash and cash equivalents at end of year	$887	$7,838

15.   SUBSEQUENT EVENT

        On December 10, 2015, the Company entered into a Building Purchase Agreement to sell its headquarter building, located at No. 11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C., to a local Taiwan company, at a sales price of $5.2 million, consisting of a cash down payment of $3 million at signing, $1 million payable on December 31, 2016 and the balance of $1.2 million payable on December 31, 2017. The sale is scheduled to be closed on December 31, 2017. At any time before December 31, 2017, the Company has the right to cancel the Agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the fourth notes payable, which are secured by the building. The Company received the cash down payment of $3 million on December 14, 2015. This agreement will be accounted for as a secured financing arrangement as the Company retains the title, rights and benefits of ownership. Consequently, the building will not be de-recognized as an asset from the Company's consolidated balance sheet. Cash will be recognized when received along with a corresponding liability to repay the amount. Future depreciation expense for the building will be adjusted prospectively as a result of this Agreement.

        The Company is currently in various stages of a foundry, technology and licensing arrangement to assist the Company with the restructuring of its EPI and Fab at Chu-Nan chips manufacturing operations. Under the terms of the arrangement, the Company expects to consign or sell certain equipment and transfer a significant number of its employees related to the manufacturing of vertical LED chips to its ODM partner. While the Company expects to incur employee severance costs in 2016, management believes the significant ongoing cost savings in the form of reduced payroll and research and development activities will result from transferring these manufacturing operations to its ODM partner. Although no absolute assurances can be made, a definitive agreement is expected to be executed by the end of December 2015.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2015.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our Board of Directors

        Trung T. Doan, 57, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012. Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea. In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc. Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems, and as a director of Dolsoft Corporation, a privately held software company, both within the past five years. Mr. Doan also previously served as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems. Mr. Doan holds a bachelor of science degree in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a master of science degree in chemical engineering from the University of California, Santa Barbara. Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in-depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

        Arthur H. del Prado, 84, has served as a director since February 2013. He is Chairman of the Board of ASM Pacific Technology, Ltd., a company which he co-founded in 1975. In 1984, he co-founded ASM Lithography N.V. through a joint-venture with Phillips Electronics N.V. Mr. del Prado served as President, Chief Executive Officer and Chairman of the Management Board of ASM International from the time he founded that company in 1968 until his retirement from those capacities in 2008. He was appointed Honorary Chairman by the General Meeting of Shareholders in May 2008 and continues to serve ASM International as an advisor. For many years, Mr. del Prado served as a director of JESSI, the Joint European Submicron Silicon Initiative and currently serves as a director of its successor, MEDEA, the Micro Electronics Development for European Applications, a non-profit project. He has been appointed a member of the board of directors of various European companies and serves on the board of Dujat, the Netherlands-Japanese Trade Federation. Mr. del Prado is a past board member of: Oce van der Grinten Nederland B.V., a manufacturer of copiers and printers; G.T.I. Holding N.V., and electronic equipment and installation company; Delft Instruments N.V., a manufacturer of high-technology industrial and defense products; and Breevast N.V., a project development and management company. He was also on the advisory council of ABN-AMRO Bank. Our Board has determined that Mr. del Prado should serve on our Board based on his experience as a Chairman and as a director of several companies, and his management role at a semiconductor equipment company.

        Dr. Edward Kuan Hsiung Hsieh, 63, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and Internet networks company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. He also served as Chairman of International Christian Goodwill within the past five years. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara and a doctor of philosophy degree in electrical engineering from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching master of business administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start-up companies.

        Scott R. Simplot, 69, has served as a director since March 2005. Mr. Simplot has been Chairman of the board of directors and a director of J.R. Simplot Company since May 2001 and August 1970, respectively.

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

Executive Officers

        In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers as of December 7, 2015 consisted of the following:

        Christopher Lee, 44, has served as our Chief Financial Officer since September 2015. From November 21, 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of the Company. Mr. Lee joined SemiLEDs in September 2014. Mr. Lee has over 20 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self-employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

        The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate. During fiscal year 2015, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

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

Name	Audit	Compensation	Nominating and Corporate Governance
Arthur H. del Prado	✓
Dr. Edward Kuan Hsiung Hsieh	Chair	✓
Dr. Jack Lau(1)	✓		✓
Scott R. Simplot		Chair	Chair
Number of Committee Meetings Held in Fiscal Year 2015	6	4	4

(1)
Mr. Lau did not stand for reelection to the Board of Directors at the Company's 2015 Annual Meeting on May 7, 2015 and his term therefore ended at the Annual Meeting.

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

        Our Nominating and Corporate Governance Committee has not established any minimum qualifications for directors although in assessing the skills and characteristics of individual members, it must give due regard for independence and financial literacy considerations dictated by the NASDAQ rules. The Nominating and Corporate Governance Committee does not at this time have a policy regarding its consideration of director candidates recommended by stockholders, as it has not yet received any such recommendations. It may adopt a policy if such recommendations are received.

  Attendance at Board, Committee and Annual Stockholders' Meetings

        The Board held six meetings in fiscal year 2015. We expect each director to attend every meeting of the Board and the committees on which he or she serves, and encourage them to attend the annual stockholders' meeting. All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal year 2015 and all continuing directors attended the 2015 annual meeting of stockholders.

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

        Section 16(a) Beneficial Ownership Reporting Compliance.    Section 16(a) of the Exchange Act requires our directors and executive officers, among others, to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2015 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), other than a report on Form 3 (transaction date of November 21, 2014 for Christopher Lee reported on January 14, 2015).

Item 11.    Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

        This executive compensation section discloses the compensation awarded to or earned by our "named executive officers" during fiscal year 2015. They are:

  •
  Trung T. Doan, our CEO;

  •
  Mark E. Tuttle, our Executive Vice President of Operations; and

  •
  Christopher Lee, our CFO.

        We held our last non-binding advisory vote regarding compensation of our named executive officers at 2015 Annual Meeting of Stockholders and expect to hold our next vote at our 2018 Annual Meeting of Stockholders.

Summary Compensation Table

        The following table sets forth all of the compensation earned by named executive officers during the relevant fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)		Total ($)
Trung T. Doan	2015	354,375	—	—	—	1,476	(2)	355,851
Chief Executive Officer	2014	405,000	—	196,950	—	2,271		604,221
Mark E. Tuttle(4)	2015	192,500	—	—	—	27,295	(3)	219,795
Executive Vice President	2014	220,000	—	196,950	—	22,387		439,337
Christopher Lee	2015	87,077	—	42,850	—	—		129,927
Chief Financial Officer

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

(2)
The amount represents the payments for airfare for his family member to fly from Taiwan to the United States.

(3)
Includes payments of $15,439 for housing, $2,936 for airfare for the home trip of him and his spouse to the United States, and $8,920 for the cost for his use of one of our automobiles and other related automobile expenses.

(4)
Mr. Tuttle resigned from SemiLEDs on October 16, 2015.

Outstanding Equity Awards at Fiscal Year-End

        The following table presents certain information regarding outstanding equity awards held by each of our named executive officers as of the fiscal year ended August 31, 2015. Values in this table are calculated based on the closing price per share of our common stock on August 31, 2015, which was $0.49.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Trung T. Doan	—	—	—	—	—	41,250	20,213
	—	—	—	—	—	100,000	49,000
	—	—	—	—	—	146,250	71,663
Mark E. Tuttle	14,285	—	—	9.10	4/24/20	—	—
	12,500	—	—	19.00	1/20/21	—	—
	—	—	—	—	—	12,500	6,125
	—	—	—	—	—	100,000	49,000
	—	—	—	—	—	146,250	71,663
Christopher Lee	—	—	—	—	—	30,000	14,700
	—	—	—	—	—	25,000	12,250

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

        Certain of the equity granted to our named executive officers will fully vest upon a change in control. In addition, the RSUs granted to our named executive officers in fiscal years 2014 and 2015 will fully vest if we are subject to a change in control while they remain employed.

Employment Agreements

        We entered into employment agreements with each of our named executive officers which set forth the terms of their employment, including base salary and, to the extent applicable, bonus opportunities, stock options and severance benefits. The payments made in fiscal years 2014 and 2015 are set forth in the "Summary Compensation Table" above.

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

Director Compensation

        Based on recommendations from Radford, our Board has adopted a director compensation policy pursuant to which non-employee members of the Board will receive the following compensation for their board and committee services:

  •
  an annual cash retainer for general Board service of $25,000 paid in quarterly installments;

  •
  no cash payments for attendance at general Board meetings;

  •
  an annual cash retainer of $15,000 for serving as chairman of the Audit Committee, $9,000 for serving as the chairman of the Compensation Committee and $6,000 for serving as the chairman of the Nominating and Governance Committee, with each retainer paid in quarterly installments;

  •
  an annual cash retainer of $8,000 per non-chairman member serving on the Audit Committee, $5,000 per non-chairman member serving on the Compensation Committee and $3,000 per non-chairman member serving on the Nominating and Corporate Governance Committee; and

  •
  each year shortly following the annual stockholder meeting an annual grant of 25,000 shares of RSUs, which fully vests on the earlier of the next annual meeting or the one-year anniversary of the grant date, subject to continued service through the vesting date, provided that the RSUs will fully vest if we are subject to a change in control during their service.

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

Director Compensation Table

        The following table sets forth the total compensation for our non-employee directors for the year ended August 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Arthur H. del Prado(2)	29,625	20,500	—	50,125
Dr. Edward Kuan Hsiung Hsieh(2)	39,221	20,500	—	59,721
Dr. Jack Lau	23,074	—	—	23,074
Scott R. Simplot	—	—	—	—

(1)
Amounts shown do not reflect compensation actually received by directors. Instead, the value reported above in the "Stock Awards" column represents the dollar amounts of the aggregate grant date fair value of RSUs granted to directors in fiscal year 2015, computed in accordance with ASC 718.

(2)
Mr. del Prado and Dr. Hsieh owned 25,000 RSUs at August 31, 2015. The RSUs will fully vest at the earlier of May 7, 2016 or the date of the 2016 annual meeting.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

        The following table sets forth information regarding the beneficial ownership of our common stock as of December 7, 2015 with respect to:

  •
  each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;

  •
  each of our directors;

  •
  each of our named executive officers; and

  •
  all directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of December 7, 2015 and RSUs that will vest within 60 days of December 7, 2015, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

        Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

        Percentage of ownership is based on 29,052,185 shares of common stock outstanding as of December 7, 2015.

        Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	9,899,344	(1)	34.1%
J.R. Simplot Company
999 Main Street, Suite 1300 Boise, ID 83702
Trung Tri Doan	3,558,483	(2)	12.2%
Executive Officers and Directors:
Trung Tri Doan	3,558,483	(2)	12.2%
Arthur H. del Prado	95,422		*
Dr. Edward Kuan Hsiung Hsieh	110,712		*
Scott R. Simplot	10,209,713	(1)(3)	35.1%
Christopher Lee	7,500	(4)	*
Former Executive Officers:
Mark E. Tuttle	221,035	(5)	*
All executive officers and directors as a group (5 persons)	13,981,830	(4)	48.1%

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

(4)
Includes RSUs that will vest within 60 days for 7,500 shares.

(5)
Includes options that are currently exercisable for 26,785 shares, which will expire on January 16, 2016.

Equity Compensation Plan Information

        The following table summarizes information about our equity compensation plans as of August 31, 2015. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	1,423	(1)	$10.69	2,459
Equity compensation plans not approved by security holders	—		—	—

Total	1,423			2,459

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

Employment Agreements

        See "Compensation of the Named Executive Officers and Directors — Employment Agreements."

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

        In fiscal years 2014 and 2015, all the related person transactions represented the continuation of transactions entered into prior to our initial public offering and adoption of the policy.

Director Independence

        The published listing requirements of NASDAQ dictate that a majority of the Board be comprised of independent directors whom our Board has determined have no material relationship with our Company and who are otherwise "independent" directors under those listing requirements. Our current Board consists of the four persons listed above. The Board has determined that each of our current directors, other than Mr. Doan, our CEO, qualifies as an independent director, such that more than a majority of our directors are independent directors under the NASDAQ rules.

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

Item 14.    Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

        The following table shows the fees and related expenses for audit and other services provided by KPMG (Taiwan) billed for fiscal years 2015 and 2014. The services described in the following fee table were approved in conformity with the Audit Committee's pre-approval process.

	KPMG (Taiwan)	KPMG (Taiwan)
	2015 Fees	2014 Fees
Audit Services	$240,000	$403,685
Audit-Related Services	—	—
Tax Services	—	2,000
All Other Services	—	—

Total	$240,000	$405,685

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

        Tax Services.    This category includes the tax ruling application services.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statement Schedule:

        The following financial statement schedule of SemiLEDs Corporation and its subsidiaries for fiscal years 2015 and 2014 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of SemiLEDs Corporation and its subsidiaries.

Schedules

  II Valuation and Qualifying Accounts

        All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

  (2)
  Exhibits:

        The exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2015	SemiLEDs Corporation
	By:	/s/ TRUNG TRI DOAN Trung Tri Doan Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN Trung Tri Doan	Chairman and Chief Executive Officer (Principal Executive Officer)	December 15, 2015
/s/ CHRISTOPHER LEE Christopher Lee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 15, 2015
/s/ SCOTT R. SIMPLOT Scott R. Simplot	Director	December 15, 2015
/s/ DR. EDWARD KUAN HSIUNG HSIEH Dr. Edward Kuan Hsiung Hsieh	Director	December 15, 2015
/s/ ARTHUR DEL PRADO Arthur del Prado	Director	December 15, 2015

SEMILEDS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Years Ended August 31,
	2015	2014
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$2,766	$3,011
Charged to bad debt expense	74	89
Recovery of bad debt	—	(337)
Write-downs charged against the allowance	(2,074)	—
Effect of exchange rate changes	(180)	3

Ending balance	$586	$2,766

	Years Ended August 31,
	2015	2014
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$38,499	$34,008
Charged to income tax expense	3,125	6,317
Net operating loss carryforward expired	(1,829)	—
Foreign income tax credit carryforward expired	—	(1,618)
Effect of exchange rate changes	(2,319)	(208)

Ending balance	$37,476	$38,499

EXHIBIT INDEX

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Registrant, and amendments thereto	S-1/A	333-168624	3.1 (c)	November 22, 2010

3.2		Amended and Restated Articles of Association of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	99.1	September 14, 2010

3.3		Amended and Restated Bylaws of Registrant	S-1/A	333-168624	3.2 (b)	November 22, 2010

4.1		Form of Common Stock Certificate	S-1/A	333-168624	4.1	November 22, 2010

4.2		Amended and Restated Investor Rights Agreement by and among SemiLEDs Corporation and certain investors and stockholders, dated April 1, 2010	S-1	333-168624	4.2	August 6, 2010

10.1	†	2005 Equity Incentive Plan (amended March 1, 2010)	S-1	333-168624	10.1	August 6, 2010

10.2	†	2010 Equity Incentive Plan, as amended January 9, 2014	10-Q	001-34992	10.1	July15, 2014

10.3	†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S-1	333-168624	10.3	August 6, 2010

10.4	†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8-K	001-34992	99.1	February 9, 2012

10.5	†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8-K	001-34992	99.1	February 24, 2012

10.6		Form of Proprietary Information and Inventions Agreement	S-1/A	333-168624	10.8	September 14, 2010

10.7		Form of Non-competition Agreement	S-1/A	333-168624	10.9	September 14, 2010

10.8	†	Form of Option Agreement for the 2010 Equity Incentive Plan	S-1/A	333-168624	10.10	November 16, 2010

10.9	†	Form of Indemnification Agreement with directors and officers	S-1/A	333-168624	10.11	October 26, 2010

10.10		Promoters Agreement of Xurui Guangdian Co., Ltd. dated December 25, 2009 (translation)	S-1/A	333-168624	10.12	September 14, 2010

10.11		Capital Increase Agreement of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S-1/A	333-168624	10.13	September 14, 2010

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12		Amended and Restated Patent Assignment and License Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated July 19, 2010, amended on September 20, 2010 (translation)	S-1/A	333-168624	10.14	October 6, 2010

10.13		Patent Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.15	September 14, 2010

10.14		Trademark Cross-license Agreement between SemiLEDs Corporation and Xurui Guangdian Co., Ltd. dated May 7, 2010 (translation)	S-1/A	333-168624	10.16	September 14, 2010

10.15		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2009 (translation)	S-1/A	333-168624	10.22	October 6, 2010

10.16		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 22, 2009 (translation)	S-1/A	333-168624	10.23	October 6, 2010

10.17		Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated November 10, 2010 (translation)	10-Q	001-34992	10.1	April 12, 2011

10.18		Common Stock Purchase Agreement effective December 18, 2014, by and between SemiLEDs Corporation and Xiaoqing Han	8-K	001-34992	2.1	December 23, 2014

21.1		List of Subsidiaries					X

23.1		Consent of KPMG, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X

32.1		Certification Pursuant to 18 U.S.C. Section 1350					X

32.2		Certification Pursuant to 18 U.S.C. Section 1350					X

101.INS	*	XBRL Instance Document					X

101.SCH	*	XBRL Taxonomy Extension Schema Document					X

Exhibit No		Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document					X

†
Management contract or compensatory arrangement