Form 10-Q
period 2015-11-30
SemiLEDs Corp
filed 2016-01-13
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,052,185 shares of common stock, par value $0.0000056 per share, outstanding as of January 7, 2016.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30, 2015	August 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,469	$4,808
Accounts receivable (including related parties), net of allowance for doubtful accounts of $578 and $586 as of November 30, 2015 and August 31, 2015, respectively	1,993	2,049
Inventories	5,210	5,924
Prepaid expenses and other current assets	1,042	891
Total current assets	11,714	13,672
Property, plant and equipment, net	19,531	20,779
Intangible assets, net	1,311	1,353
Goodwill	54	54
Investments in unconsolidated entities	2,008	2,014
Other assets	640	648
TOTAL ASSETS	$35,258	$38,520
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$703	$1,068
Accounts payable	1,749	1,650
Accrued expenses and other current liabilities	4,021	3,597
Total current liabilities	6,473	6,315
Long-term debt, excluding current installments	2,756	2,839
Total liabilities	9,229	9,154
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 29,052 shares issued and outstanding	—	—
Additional paid-in capital	172,159	172,117
Accumulated other comprehensive income	3,019	3,083
Accumulated deficit	(149,216)	(145,904)
Total SemiLEDs stockholders’ equity	25,962	29,296
Noncontrolling interests	67	70
Total equity	26,029	29,366
TOTAL LIABILITIES AND EQUITY	$35,258	$38,520

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2015	2014
Revenues, net	$2,963	$2,928
Cost of revenues	4,407	4,471
Gross loss	(1,444)	(1,543)
Operating expenses:
Research and development	601	748
Selling, general and administrative	1,087	2,151
Total operating expenses	1,688	2,899
Loss from operations	(3,132)	(4,442)
Other income (expenses):
Equity in losses from unconsolidated entities	(8)	(35)
Interest expenses, net	(16)	(24)
Other income, net	26	30
Foreign currency transaction gain (loss), net	(185)	100
Total other income (expenses), net	(183)	71
Loss before income taxes	(3,315)	(4,371)
Income tax expense	—	—
Net loss	(3,315)	(4,371)
Less: Net loss attributable to noncontrolling interests	(3)	(40)
Net loss attributable to SemiLEDs stockholders	$(3,312)	$(4,331)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.11)	$(0.15)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	29,056	28,446

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2015	2014
Net loss	$(3,315)	$(4,371)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(64)	(1,156)
Comprehensive loss	$(3,379)	$(5,527)
Comprehensive loss attributable to noncontrolling interests	$(3)	$(39)
Comprehensive loss attributable to SemiLEDs stockholders	$(3,376)	$(5,488)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total SemiLEDs Stockholders’	Non-Controlling	Total
	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2015	29,052	$—	$172,117	$3,083	$(145,904)	$29,296	$70	$29,366
Stock-based compensation	—	—	42	—	—	42	—	42
Comprehensive loss:
Other comprehensive loss	—	—	—	(64)	—	(64)	—	(64)
Net loss	—	—	—	—	(3,312)	(3,312)	(3)	(3,315)
BALANCE—November 30, 2015	29,052	$—	$172,159	$3,019	$(149,216)	$25,962	$67	$26,029

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,315)	$(4,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,316	1,307
Stock-based compensation expense	42	447
Provisions for inventory write-downs	452	228
Equity in losses from unconsolidated entities	8	35
Loss on disposals of property, plant and equipment	—	5
Changes in:
Accounts receivable, net	50	34
Inventories	269	(71)
Prepaid expenses and other	(146)	240
Accounts payable	371	(644)
Accrued expenses and other current liabilities	390	117
Net cash used in operating activities	(563)	(2,673)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(341)	(601)
Payments for development of intangible assets	(20)	(15)
Other investing activities, net	—	4
Net cash used in investing activities	(361)	(612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(437)	(469)
Net cash used in financing activities	(437)	(469)
Effect of exchange rate changes on cash and cash equivalents	22	(172)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,339)	(3,926)
CASH AND CASH EQUIVALENTS—Beginning of period	4,808	12,649
CASH AND CASH EQUIVALENTS—End of period	$3,469	$8,723
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$260	$407
Proceeds from sale of property, plant and equipment included in other current liabilities	$—	$483

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly and majority owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED chips and LED components, as well as lighting products. LED components have become the most important part of the Company’s business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including Taiwan, the United States and China.

As of November 30, 2015, SemiLEDs had seven wholly owned subsidiaries and a 93% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently takes place and where a substantial portion of the assets is held and located. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of November 30, 2015, the Company also owned a 93% interest in Ning Xiang, a company engaged in the design, manufacture and sale of lighting fixtures and systems.

SemiLEDs’ common stock began trading on the NASDAQ Global Select Market under the symbol “LEDS” on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2015. The unaudited condensed consolidated balance sheet as of August 31, 2015 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of November 30, 2015, the statements of operations and comprehensive loss for the three months ended November 30, 2015 and 2014, the statement of changes in equity for the three months ended November 30, 2015, and the statements of cash flows for the three months ended November 30, 2015 and 2014. The results for the three months ended November 30, 2015 are not necessarily indicative of the results to be expected for the year ending August 31, 2016.

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

The Company has suffered losses from operations of $13.3 million and $24.8 million, gross losses on product sales of $4.1 million and $11.3 million, and net cash used in operating activities of $4.5 million and $15.7 million for the years ended August 31, 2015 and 2014, respectively. Loss from operations, gross loss on product sales and net cash used in operating activities for the three months ended November 30, 2015 were $3.1 million, $1.4 million and $0.6 million, respectively. Further, at November 30, 2015, the Company’s cash and cash equivalents was down to $3.5 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•                          Entering into an agreement in December 2015 with a strategic partner for the sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million to be paid in three installments, of which the initial installment of $3 million was received on December 14, 2015. The sale is expected to close on December 31, 2017. (See Note 9)

•                          Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. The Company may restructure the EPI and Fab for the chips manufacturing operation, consign or sell certain equipment and transfer employees related to the Company’s chips manufacturing to the ODM partner. Following the restructuring, the Company expects to reduce payroll, minimize research and development activities associated with chips manufacturing operation and reduce idle capacity charges. This partnership should help the Company obtain a steady source of LED chips with competitive and favorable price for its packaging business, expand the production capacity for LED components, and strengthen its product portfolio and technology.

•                          Increasing efforts to increase sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Company’s historical distribution channels. Maintaining the number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed product.

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

While the Company’s management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months ending November 30, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Certain Significant Risks and Uncertainties—The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it has incurred significant losses over the past five years, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to grow its revenue and/or maintain or increase its margins, it may experience fluctuations in its revenues and operating results, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2015 and August 31, 2015, cash and cash equivalents of the Company consisted of the following (in thousands):

Cash and Cash Equivalents by Location	November 30, 2015	August 31, 2015
United States:
Denominated in U.S. dollars	$693	$887
Taiwan:
Denominated in U.S. dollars	1,542	1,716
Denominated in New Taiwan dollars	740	1,067
Denominated in other currencies	339	344
China (including Hong Kong):
Denominated in U.S. dollars	4	262
Denominated in Renminbi	150	531
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$3,469	$4,808

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on September 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

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

3. Balance Sheet Components

Inventories

Inventories as of  November 30, 2015 and August 31, 2015 consisted of the following (in thousands):

	November 30, 2015	August 31, 2015
Raw materials	$1,687	$1,857
Work in process	1,007	793
Finished goods	2,516	3,274
Total	$5,210	$5,924

Inventory write-downs to estimated net realizable values were $452 thousand and $228 thousand for the three months ended November 30, 2015 and 2014, respectively.

Property, Plant and Equipment

Property, plant and equipment as of  November 30, 2015 and August 31, 2015 consisted of the following (in thousands):

	November 30, 2015	August 31, 2015
Buildings and improvements	$13,873	$13,883
Machinery and equipment	57,905	58,075
Leasehold improvements	472	474
Other equipment	3,722	3,732
Construction in progress	1,454	1,418
Total property, plant and equipment	77,426	77,582
Less: Accumulated depreciation, amortization and impairment	(57,895)	(56,803)
Property, plant and equipment, net	$19,531	$20,779

Intangible Assets

Intangible assets as of  November 30, 2015 and August 31, 2015 consisted of the following (in thousands):

	November 30, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Patents and trademarks	14	$1,397	$356	$1,041
Acquired technology	5	660	390	270
Total		$2,057	$746	$1,311

	August 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Patents and trademarks	14	$1,390	$333	$1,057
Acquired technology	5	662	366	296
Total		$2,052	$699	$1,353

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of  November 30, 2015 and August 31, 2015 consisted of the following (in thousands, except percentages):

	November 30, 2015		August 31, 2015
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	33%	$126	33%	$129
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	1,882	Various	1,885
Total investments in unconsolidated entities		$2,008		$2,014

There were no dividends received from unconsolidated entities through November 30, 2015.

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

5. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are including cancellable and noncancellable and which expire at various dates between July 2016 and December 2020. Lease expense related to these noncancellable operating leases was $82 thousand and $163 thousand for the three months ended November 30, 2015 and 2014, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2015 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2016	$393
2017	406
2018	250
2019	86
2020	86
Thereafter	21
Total	$1,242

Purchase Obligations—The Company had purchase commitments for inventory, property, plant and equipment in the amount of $2.6 million as of both November 30, 2015 and August 31, 2015.

Litigation—The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company recognizes a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated.  As of  November 30, 2015, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

Common stock purchase agreement—The Company entered into a definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han’s difficulty in transferring funds from China. To date, the Company has only received approximately $261 thousand of the $5 million purchase price. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by the Company, to pay the Company $3 million in liquidated damages plus the legal fees incurred by the Company relating to the sale. On June 29, 2015, the Company provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. On July 6, 2015, Mr. Han replied in a letter that he acknowledged receiving of the payment demand notice and the balance he owed under the Agreement. He also expressed his intent to continue with the terms and conditions in the Agreement. However, he was unable to transfer personal investment funds out of China. He requested an extension of time to complete the purchase. The Company’s Board has rejected his request of granting him more time to execute the Agreement and is considering legal alternatives to collect the amounts owed under the Agreement. There can be no assurance when the Company can collect any judgment for liquidated damages. This gain contingency has not be recognized in these consolidated financial statements and the amount liquidation damages collected, if any, will be recognized when received.

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

A total of 6,349 thousand shares was reserved for issuance under the 2005 Plan and 2010 Plan as of both November 30, 2015 and 2014. As of November 30, 2015 and 2014, there were 3,882 thousand and 4,492 thousand shares of common stock available for future issuance under the equity incentive plans.

During fiscal 2015, SemiLEDs granted 95 thousand restricted stock units to the Company’s executives and employees. These stock units vest over four years at a rate of 25% on each anniversary of the vesting start date. The grant-date fair value of stock units was equal to the closing price of the common stock on the date of grant. In addition, in May 2015, SemiLEDs granted 50 thousand restricted stock units to its directors that vest 100% on the earlier of the first anniversary of the vesting start date of May 7, 2016 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $0.82 per unit. Each restricted stock unit represents the contingent right to one share of SemiLEDs’ common stock.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended November 30,
	2015	2014
Cost of revenues	$26	$122
Research and development	15	63
Selling, general and administrative	1	262
	$42	$447

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2015	2014
Stock units and stock options to purchase common stock	131	21

8. Income Taxes

The Company’s loss before income taxes for the three months ended November 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended November 30,
	2015	2014
U.S. operations	$(145)	$(311)
Foreign operations	(3,170)	(4,060)
Loss before income taxes	$(3,315)	$(4,371)

Unrecognized Tax Benefits

As of both November 30, 2015 and August 31, 2015, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2014 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in any federal, state or foreign jurisdictions.

9. Subsequent Events

On December 10, 2015, the Company entered into a Building Purchase Agreement to sell its headquarter building, located at No. 11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C., to a local Taiwan company, at a sales price of $5.2 million, consisting of a cash down payment of $3 million at signing, $1 million payable on December 31, 2016 and the balance of $1.2 million payable on December 31, 2017. The sale is scheduled to close on December 31, 2017. At any time before December 31, 2017, the Company has the right to cancel the Agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the second notes payable, which are secured by the building. The Company received the cash down payment of $3 million on December 14, 2015. This agreement will be accounted for as a secured financing arrangement as the Company retains the title, rights and benefits of ownership of the building. Consequently, the building will not be de-recognized as an asset from the Company’s consolidated balance sheet. Cash will be recognized when received along with a corresponding liability to repay the amount. Future depreciation expense for the building will be adjusted prospectively as a result of this Agreement.

The Company entered into a Foundry Services and Licensing Agreement effective December 31, 2015, with an ODM partner to assist the Company with the restructuring of its EPI and Fab at its Chu-Nan chips manufacturing operations. The ODM partner will work with SemiLEDs to ODM vertical chips for SemiLEDs using SemiLEDs’ vertical technology beginning in March 2016. The Company will consign and deliver certain equipment related to the manufacturing of vertical LED chips to its ODM partner and grant to its ODM partner a royalty-free, non-transferable, nonexclusive license to use its technology and intellectual property for internal use by its ODM partner’s employees at its facilities for the purpose of manufacturing, testing and supplying the Company its products. In addition, the Company expects to consign certain equipment and transfer a significant number of its employees related to the manufacturing of vertical LED chips to its ODM partner. While the Company expects to incur employee severance costs of $0.4 million in 2016, management believes the significant ongoing cost savings in the form of reduced payroll and research and development activities will result from transferring these manufacturing operations to its ODM partner. Following the restructuring, the Company will be able to reduce its staff, minimize its research and development activities associated with chips manufacturing operation. The Company plans to work with its ODM partner towards formulating certain strategic alternatives to exploit the opportunities that it presents, including co-designing and co-developing chips and production processes, while perfecting quality control under a specific timeline. This partnership is expected to allow the Company have a steady source of LED chips with competitive and favorable price for its packaging business, expand its production capacity for LED components, and strengthen its product portfolio and technology. In consideration for the interest and benefits in strengthening technical cooperation and accelerating future business cooperation between the parties, SemiLEDs agreed to grant its ODM partner and its affiliates a non-transferable, non-exclusive, sub-licensable license to import, export, offer for sale, sell, or otherwise distribute any of ODM SemiLEDs vertical chips, subject that any other monetary compensation for such license may be negotiated in good faith by the Parties. But there can be no assurance that the Company will be able to reach any future cooperation agreements on acceptable terms, if at all.

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

•                          The impact on the trading price of our common stock if we are delisted for failure to meet the NASDAQ continued listing requirements if our stock continues to trade below $1 per share or we are unable to locate an additional audit committee member.

•                          The inability of our ODM partner or other contract manufacturers to produce products that satisfy our requirements.

•                          Our ability to improve our gross margins, reduce our net losses and restore our operations to profitability.

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

•                          Our ability to develop and execute upon a new strategy to exploit the China and India market.

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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, or the 2015 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2015 Annual Report, and in other filings with the SEC.

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

We package our LED chips into LED components, which we sell to a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end-users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

These technical capabilities enable us to produce LED chips and LED component products. We entered into a Foundry Services and Licensing Agreement with an ODM partner in December 2015 to assist us with the restructuring of our EPI and Fab at our Chu-Nan chips manufacturing operations. The ODM partner will work with us to ODM vertical chips for us using our vertical technology. We granted our ODM partner a royalty-free, non-transferable, nonexclusive license to use our technology and intellectual property for internal use by the ODM partner’s employees at its facilities for the purpose of manufacturing, testing and supplying us its products. We believe these capabilities, know-how and partnership should also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices.

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of November 30, 2015, we also owned a 93% equity interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, a company engaged in the design, manufacture and sale of lighting fixtures and systems.

We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of November 30, 2015, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd. or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•                          Our ability to outsource manufacturing and our ability to get chips from other chip suppliers.  Our reliance on our new ODM partner exposes us to a number of significant risks, including reduced control over delivery schedules, quality assurance and production costs, lack of guaranteed production capacity or product supply, and the possible breach of the manufacturing agreement by the contract manufacturer because of factors beyond our control. If our ODM partner fails to deliver products on time and at a satisfactory level of quality, we could have difficulties fulfilling our customer orders and our net revenue could decline. If our ODM partner were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, performance and costs, or in a timely manner, our business and reputation could be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. Our inability to procure chips from other chip suppliers at the desired quality, quantity, performance and cost might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

•                          Industry growth and demand for products and applications using LEDs.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and component products and impact our financial performance. We believe the potential market for LED lighting will continue to expand. LEDs for efficient generation of UV light are also starting to gain attention for various medical, germicidal and industrial applications. Since a substantial portion of our LED chips, LED components and our lighting products are used by end-users in general lighting applications and specialty industrial applications such as UV curing, medical/cosmetic, counterfeit detection, horticulture, architectural lighting and entertainment lighting the adoption of LEDs into these applications will have a strong impact on the demand of LED chips and component products generally and, as a result, for our LED chips, LED components and LED lighting products. Fluctuations in demand for LED lighting products will also affect the results of Ning Xiang.

•                          Average selling price of our products.  The average selling price of our products may decline for a variety of factors, including prices charged by our competitors, the efficacy of our products, our cost basis, changes in our product mix, the size of the order and our relationship with the relevant customer, as well as general market and economic conditions. Competition in the markets for LED products is intense, and we expect that competition will continue to increase, thereby creating a highly aggressive pricing environment. For example, some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in our revenues and the gross margin of our products. When prices decline, we must also write down the value of our inventory. Furthermore, the average selling prices for our LED products have typically decreased over product life cycles. Therefore, our ability to continue to innovate and offer competitive products that meet our customers’ specifications and pricing requirements, such as higher efficacy LED products at lower costs, will have a material influence on our ability to improve our revenues and product margins, although in the near term the introduction of such higher performance LED products may further reduce the selling prices of our existing products or render them obsolete. Reduction in the average selling price of LED lights products will also affect the results of Ning Xiang.

•                          Changes in our product mix.  We anticipate that our gross margins will continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, we continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity to develop as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. As a strategic plan, we have placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. The sales of our UV LED embedded components product have successfully improved our gross margin, operating results and cash flows in fiscal 2015 and are expected to continue to grow steadily. In addition, we intend to adjust the lower-priced LED components strategy as appropriate. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

•                          Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per-unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. We anticipate moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we plan to consign or sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

•                          Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, better performance LED component products. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. In March 2015, we announced our Phosphor Converted or PC LED chip series, including PC Red, PC Green, and PC Amber, in a 40mil (1mm x 1mm) chip that combines with our ReadyWhite™ phosphor technology to minimize blue pass through in our product and therefore allow more options for our customers in these color ranges. In August 2015, we launched two UV COB module products: D4525 and D4825. These high density UV modules are suggested to be driven at 120W and 200W respectively with efficient thermal management. The modules are designed for various printing, curing, and PCB exposure industrial equipments, providing uncompromised reliability and optical output.

•                          General economic conditions and geographic concentration.  Many countries including the United States and the European Union members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three months ended November 30, 2015, sales to our three largest customers, in the aggregate, accounted for 48% of our revenues.

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

•                          Declining cash position.  Our cash and cash equivalents decreased to $3.5 million as of November 30, 2015 due to the combination of our net cash used in operating activities, payments related to long-term debt, and cash outlays for fixed assets to expand our Chu-Nan Facility for the consolidation of our manufacturing operations. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan will be further enhanced through the fabless business model in which we expect to consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce our staff and the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. Sales of our new UV LED product are expected to continue to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates — Basis of Presentation — Going Concern” for more information about our liquidity plans.

Recent Developments

We entered into a Foundry Services and Licensing Agreement effective December 31, 2015, with an ODM partner to assist us with the restructuring of our EPI and Fab at our Chu-Nan chips manufacturing operations. The ODM partner will work with us to ODM vertical chips for us using our vertical technology beginning in March 2016. We will consign and deliver certain equipment related to the manufacturing of vertical LED chips to our ODM partner and grant to our ODM partner a royalty-free, non-transferable, nonexclusive license to use our technology and intellectual property for internal use by our ODM partner’s employees at its facilities for the purpose of manufacturing, testing and supplying us its products. In addition, we expect to consign certain equipment and transfer a significant number of our employees related to the manufacturing of vertical LED chips to our ODM partner. While we expect to incur employee severance costs of $0.4 million in 2016, our management believes the significant ongoing cost savings in the form of reduced payroll and research and development activities will result from transferring these manufacturing operations to our ODM partner. Following the restructuring, we will be able to reduce our staff, minimize our research and development activities associated with chips manufacturing operation. We plan to work together towards formulating certain strategic alternatives to exploit the opportunities that it presents, including co-designing and co-developing chips and production processes, while perfecting quality control under a specific timeline. This partnership is expected to allow us have a steady source of LED chips with competitive and favorable price for our packaging business, expand our production capacity for LED components, and strengthen our product portfolio and technology. In consideration for the interest and benefits in strengthening technical cooperation and accelerating future business cooperation between the parties, we agreed to grant our ODM partner and its affiliates a non-transferable, non-exclusive, sub-licensable license to import, export, offer for sale, sell, or otherwise distribute any of ODM vertical chips, subject that any other monetary compensation for such license may be negotiated in good faith by the Parties. But there can be no assurance that we will be able to reach any future cooperation agreements on acceptable terms, if at all.

On December 10, 2015, we entered into a Building Purchase Agreement to sell our headquarter building, located at No. 11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu-Nan 350, Miao-Li County, Taiwan, R.O.C., to a local Taiwan company, at a sales price of $5.2 million, consisting of a cash down payment of $3 million at signing, $1 million payable on December 31, 2016 and the balance of $1.2 million payable on December 31, 2017. The sale is scheduled to close on December 31, 2017. At any time before December 31, 2017, we have the right to cancel the Agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the second notes payable, which are secured by the building. We received the cash down payment of $3 million on December 14, 2015.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months ended November 30, 2015 as compared to those disclosed in our 2015 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On November 30, 2015, the exchange rate was 32.59 NT dollars to one U.S. dollar. On January 7, 2016, the exchange rate was 33.33 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2014	29.94	30.60	29.36	29.90
Fiscal 2015	31.08	32.86	29.86	32.50
September 2015	32.61	33.00	32.35	32.87
October 2015	32.49	32.90	32.24	32.44
November 2015	32.60	32.80	32.34	32.59
December 2015	32.79	32.89	32.68	32.83
January 2016 (through January 7, 2016)	33.15	33.33	33.01	33.33

(1)                                 Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014

	Three Months Ended November 30,
	2015		2014
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$175	6%	$715	24%	$(540)	(76)%
LED components	2,249	76%	1,594	55%	655	41%
Lighting products	508	17%	389	13%	119	31%
Other(1)	31	1%	230	8%	(199)	(87)%
Total revenues, net	2,963	100%	2,928	100%	35	1%
Cost of revenues	4,407	149%	4,471	153%	(64)	(1)%
Gross loss	$(1,444)	(49)%	$(1,543)	(53)%	$99	(6)%

(1)                                 Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by approximately 1% from $2.9 million for the three months ended November 30, 2014 to $3 million for the three months ended November 30, 2015. The increase in revenues reflects a $0.7 million increase in revenues attributable to sales of LED components and a $0.1 million increase in revenues attributable to sales of LED lighting, offset by a $0.5 million decrease in revenues attributable to sales of LED chips and a $0.2 million decrease in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips represented 6% and 24% of our revenues for the three months ended November 30, 2015 and 2014, respectively. The decrease of 76% in revenues attributable to sales of LED chips was the result of a 45% decrease in the volume of LED chips sold, primarily due to a slowdown in demand and our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips. We continued to sell lower-priced LED chips primarily due to our decision to phase out and clear a significant volume of older generation inventory in our LED chips portfolio at discounted prices.

Revenues attributable to the sales of our LED components represented 76% and 55% of our revenues for the three months ended November 30, 2015 and 2014, respectively. The increase in revenues attributable to sales of LED components was due to the sales of our new UV LED components product and a 36% increase in the volume of LED components sold. We launched several new LED components products in the second half of our fiscal 2015 and were able to expand our sales and distribution channels in a timely manner, which positively improved our revenues generated from the sales of LED components. The average selling price of LED components was 12% higher primarily due to a shift in our product mix to profitable UV LED embedded components product for the three months ended November 30, 2015. The volume of LED components sold increased primarily due to a continued breakthrough in demand for a category of the key products in our LED components portfolio.

Revenues attributable to the sales of lighting products represented 17% and 13% of our revenues for the three months ended November 30, 2015 and 2014, respectively. Revenues attributable to the sales of lighting products was higher for the three months ended November 30, 2015 primarily due to higher demand on LED luminaries and several non-recurring project-based orders for LED lighting products.

The decrease in other revenues was primarily due to lower sales of scrap and third party ancillary equipment that we sold along with our LED products.

Cost of Revenues

Our cost of revenues decreased by 1% from $4.5 million for the three months ended November 30, 2014 to $4.4 million for the three months ended November 30, 2015. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction and the result of lower sales volume for our LED chips for the three months ended November 30, 2015. The decrease in cost of revenues was offset by an increase in inventory write-downs, which were $0.5 million and $0.2 million for the three months ended November 30, 2015 and 2014, respectively.

Gross Loss

Our gross loss decreased from $1.5 million for the three months ended November 30, 2014 to $1.4 million for the three months ended November 30, 2015. Our gross margin percentage was negative 49% for the three months ended November 30, 2015, as compared to negative 53% for the three months ended November 30, 2014. Gross margin percentage improved due to our new profitable products and the effect of our cost reduction efforts.

Operating Expenses

	Three Months Ended November 30,
	2015		2014
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$601	20%	$748	26%	$(147)	(20)%
Selling, general and administrative	1,087	37%	2,151	73%	(1,064)	(49)%
Total operating expenses	$1,688	57%	$2,899	99%	$(1,211)	(42)%

Research and development.  Our research and development expenses decreased from $0.7 million for the three months ended November 30, 2014 to $0.6 million for the three months ended November 30, 2015. The decrease was primarily due to a $0.1 million decrease in salary-related expenses (including stock-based compensation expenses), mainly attributable to employee attrition and reassignment to other functions.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $2.2 million for the three months ended November 30, 2014 to $1.1 million for the three months ended November 30, 2015. The decrease was mainly attributable to a $0.5 million decrease in payroll and stock based compensation, a $0.3 million decrease in professional service expenses, mainly legal and advisory services and decreases in various other expenses including depreciation and amortization, insurance, travel related expenses, rent and advertisement of $0.3 million. We have started to realize the benefits of operating cost reduction actions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities.

Other Income (Expenses)

	Three Months Ended November 30,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Equity in losses from unconsolidated entities	$(8)	0%	$(35)	(1)%
Interest expenses, net	(16)	(1)%	(24)	(1)%
Other income, net	26	1%	30	1%
Foreign currency transaction gain (loss), net	(185)	(6)%	100	3%
Total other income (expenses), net	$(183)	(6)%	$71	2%

Equity in losses from unconsolidated entities. We recognized losses from our portion of the net losses from SILQ, an unconsolidated entity. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

Interest expenses, net. The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the continuous repayment of debt.

Other income, net. Our other income consists primarily of rental income from the lease back of the second floor of our Hsinchu building to the original owner, net of related depreciation charge.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction loss of $185 thousand for the three months ended November 30, 2015, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries, as compared to a net foreign currency transaction gain of $100 thousand for the three months ended November 30, 2014 due to the appreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2016 and was zero for fiscal 2015, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended November 30,
	2015		2014
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(3)	(0)%	$(40)	(1)%

We recognized net losses attributable to noncontrolling interests of $3 thousand and $40 thousand for the three months ended November 30, 2015 and 2014, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014.

Liquidity and Capital Resources

From our inception through the completion of our initial public offering in December 2010, we substantially satisfied our capital and liquidity needs from private sales of our convertible preferred stock and, to a lesser extent, from cash flow from operations, bank borrowings and credit lines. As a result of our initial public offering, we received net proceeds of $92.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering-related expenses of $3.5 million. As of November 30, 2015 and August 31, 2015, we had cash and cash equivalents of $3.5 million and $4.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $3.5 million and $3.9 million as of November 30, 2015 and August 31, 2015, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of both November 30, 2015 and August 31, 2015, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $12 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of November 30, 2015, our outstanding balance on this note payable was approximately $1.2 million.

•                          The second note payable requires monthly payments of principal and interest in the amount of $17 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of November 30, 2015, our outstanding balance on this note payable was approximately $1.9 million.

•                          The third note payable, which we entered in January 2013 and had been fully drawn down, requires monthly payments of principal and interest in the amount of $78 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of November 30, 2015, our outstanding balance on this note payable was approximately $0.4 million.

Property, plant and equipment pledged as collateral for our notes payable were $7.0 million and $7.1 million as of November 30, 2015 and August 31, 2015, respectively.

We have incurred significant losses since inception. We have suffered losses from operations of $13.3 million and $24.8 million, gross losses on product sales of $4.1 million and $11.3 million, and net cash used in operating activities of $4.5 million and $15.7 million for the years ended August 31, 2015 and 2014, respectively. Loss from operations, gross loss on product sales and net cash used in operating activities for the three months ended November 30, 2015 were $3.3 million, $1.4 million and $0.6 million, respectively. Further, at November 30, 2015, our cash and cash equivalents was down to $3.5 million. These facts and conditions raise substantial doubt about our ability to continue as a going concern. However, our management has developed a liquidity plan as summarized below, that if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, and allow the development of its core business.

•                          Entering into an agreement in December 2015 with a strategic partner for the sale of our headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million to be paid in three installments, of which the initial installment of $3 million was received on December 14, 2015. The sale is expected to close on December 31, 2017. Please see “Item 2. Recent Developments” for more information about the sale of our headquarters building.

•                          Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement entered into on December 31, 2015 with an ODM partner. We will restructure the EPI and Fab for the chips manufacturing operation, consign or sell certain equipment and transfer employees related to the chips manufacturing to our ODM partner. Following the restructuring, we expect to reduce payroll, minimize research and development activities associated with chips manufacturing operation and reduce idle capacity charges. This partnership should help us obtain a steady source of LED chips with competitive and favorable price for our packaging business, expand the production capacity for LED components, and strengthen our product portfolio and technology.

•                          Increasing efforts to increase sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Company’s historical distribution channels. Maintaining the number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed product.

•                          Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. The commercial sales of our UV LED product with a leading cosmetic manufacturer are expected to continue to improve the Company’s future gross margin, operating results and cash flows. We are making progress towards scaling sales of our UV LED products and are focused on product enhancement and developing our UV LED into many other applications or devices.

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

While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending November 30, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2015	2014
Net cash used in operating activities	$(563)	$(2,673)
Net cash used in investing activities	$(361)	$(612)
Net cash used in financing activities	$(437)	$(469)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three months ended November 30, 2015 and 2014 was $0.6 million and $2.7 million, respectively. Cash used in operating activities for the three months ended November 30, 2015 was $2.1 million lower, primarily due to a decrease in cash used to pay for materials and supplies used in production and a decrease in net loss, which is the benefit we realized from our ongoing cost reduction efforts.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2015 was $0.4 million, consisting primarily of purchases of machinery and equipment and payments for the build out of our manufacturing facility and leasehold improvements.

Net cash used in investing activities for the three months ended November 30, 2014 was $0.6 million, consisting primarily of the purchases of $0.6 million in property, plant and equipment and payments for leasehold improvements, and cash used in other investing activities, which is immaterial, including payments for development of intangible assets and return of refundable deposits for leased properties.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2015 and 2014 of $0.4 million and $0.5 million, respectively, were the payments on long-term debt.

Capital Expenditures

We had capital expenditures of $0.3 million and $0.6 million for the three months ended November 30, 2015 and 2014, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of November 30, 2015, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of November 30, 2015.

Item 1A.  Risk Factors

Except for the following, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2015 Annual Report.

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the  NASDAQ Capital Market, including among other things, a minimum stockholders’ equity of $2.5 million, a minimum bid price for our common stock of $1.00 per share, that a majority of the members of our board of directors are independent under the NASDAQ Listing Rules and that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. On March 3, 2015, Jack Lau notified our Board of Directors of his decision not to stand for reelection to the Board of Directors at our 2015 Annual Meeting of Shareholders. Therefore, his term as a director expired at the Annual Meeting held on May 7, 2015. While our Board of Directors appointed Mr. Arthur H. del Prado and Dr. Edward Hsieh to serve on the audit committee on that date, one vacancy remained and continues to exist. In accordance with NASDAQ Listing Rule 5605(c)(4)(B), we have been provided a cure period until the earlier of our next annual meeting of stockholders or May 7, 2016, to regain compliance with the audit committee requirements. If we do not regain compliance with the audit committee requirements by our 2016 annual meeting, which is scheduled for April 12, 2016, NASDAQ will notify us that our common stock will be delisted.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 13, 2016	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, filed April 16, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document