Form 10-Q
period 2016-02-29
SemiLEDs Corp
filed 2016-04-13
CIK 1333822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,068,685 shares of common stock, par value $0.0000056 per share, outstanding as of April 7, 2016.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 29, 2016

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 29, 2016	August 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,306	$4,808
Accounts receivable (including related parties), net of allowance for doubtful accounts of $566 and $586 as of February 29, 2016 and August 31, 2015, respectively	1,185	2,049
Inventories	4,964	5,924
Prepaid expenses and other current assets	1,025	891
Total current assets	12,480	13,672
Property, plant and equipment, net	17,962	20,779
Intangible assets, net	1,262	1,353
Goodwill	53	54
Investments in unconsolidated entities	1,982	2,014
Other assets	607	648
TOTAL ASSETS	$34,346	$38,520
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$509	$1,068
Accounts payable	1,528	1,650
Accrued expenses and other current liabilities	3,506	3,597
Total current liabilities	5,543	6,315
Long-term debt, excluding current installments	2,627	2,839
Other liability	2,955	—
Total liabilities	11,125	9,154
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 29,069 shares and 29,052 shares issued and outstanding as of February 29, 2016 and August 31, 2015, respectively	—	—
Additional paid-in capital	172,317	172,117
Accumulated other comprehensive income	2,596	3,083
Accumulated deficit	(151,755)	(145,904)
Total SemiLEDs stockholders’ equity	23,158	29,296
Noncontrolling interests	63	70
Total equity	23,221	29,366
TOTAL LIABILITIES AND EQUITY	$34,346	$38,520

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues, net	$2,916	$4,566	$5,879	$7,494
Cost of revenues	3,711	5,217	8,118	9,688
Gross loss	(795)	(651)	(2,239)	(2,194)
Operating expenses:
Research and development	622	612	1,223	1,360
Selling, general and administrative	1,203	1,876	2,290	4,027
Employee termination benefits	148	—	148	—
Loss (gain) on disposals of long-lived assets, net	2	(287)	2	(287)
Total operating expenses	1,975	2,201	3,663	5,100
Loss from operations	(2,770)	(2,852)	(5,902)	(7,294)
Other income (expenses):
Equity in gain (loss) from unconsolidated entities	8	(21)	—	(56)
Interest expenses, net	(13)	(24)	(29)	(48)
Other income, net	27	29	53	59
Foreign currency transaction gain (loss), net	203	(36)	18	64
Total other income (expenses), net	225	(52)	42	19
Loss before income taxes	(2,545)	(2,904)	(5,860)	(7,275)
Income tax expense	—	1	—	1
Net loss	(2,545)	(2,905)	(5,860)	(7,276)
Less: Net loss attributable to noncontrolling interests	(6)	(3)	(9)	(43)
Net loss attributable to SemiLEDs stockholders	$(2,539)	$(2,902)	$(5,851)	$(7,233)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.09)	$(0.10)	$(0.20)	$(0.25)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	29,084	28,483	29,070	28,465

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net loss	$(2,545)	$(2,905)	$(5,860)	$(7,276)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(421)	(489)	(485)	(1,645)
Comprehensive loss	$(2,966)	$(3,394)	$(6,345)	$(8,921)
Comprehensive loss attributable to noncontrolling interests	$(4)	$(2)	$(7)	$(41)
Comprehensive loss attributable to SemiLEDs stockholders	$(2,962)	$(3,392)	$(6,338)	$(8,880)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (loss)	Accumulated Deficit	Total SemiLEDs Stockholders’ Equity	Non-Controlling Interests	Total Equity
BALANCE—September 1, 2015	29,052	$—	$172,117	$3,083	$(145,904)	$29,296	$70	$29,366
Issuance of common stock under equity incentive plans	17	—	—	—	—	—	—	—
Stock-based compensation	—	—	200	—	—	200	—	200
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	(487)	—	(487)	2	(485)
Net loss	—	—	—	—	(5,851)	(5,851)	(9)	(5,860)
BALANCE—February 29, 2016	29,069	$—	$172,317	$2,596	$(151,755)	$23,158	$63	$23,221

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,860)	$(7,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,601	2,509
Stock-based compensation expense	200	825
Provisions for inventory write-downs	565	386
Equity in loss from unconsolidated entities	—	56
Loss (gain) on disposals of long-lived assets, net	2	(287)
Changes in:
Accounts receivable, net	827	(851)
Inventories	(48)	943
Prepaid expenses and other	(148)	291
Accounts payable	251	(294)
Accrued expenses and other current liabilities	34	(334)
Net cash used in operating activities	(1,576)	(4,032)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(483)	(1,024)
Payments for development of intangible assets	(30)	(27)
Decrease in restricted cash	—	347
Other investing activities	—	8
Net cash used in investing activities	(513)	(696)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(691)	(918)
Cash received for potential sale of building	3,000	—
Net cash provided by (used in) financing activities	2,309	(918)
Effect of exchange rate changes on cash and cash equivalents	278	(269)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	498	(5,915)
CASH AND CASH EQUIVALENTS—Beginning of period	4,808	12,649
CASH AND CASH EQUIVALENTS—End of period	$5,306	$6,734
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$176	$788
Proceeds from sale of property, plant and equipment included in other current liabilities	$—	$884

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

As of February 29, 2016, SemiLEDs had seven wholly owned subsidiaries and a 93% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”), a company engaged in the design, manufacture and sale of lighting fixtures and systems. The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) located in Hsinchu, Taiwan where a substantial portion of research, development, manufacturing, marketing and sales activities currently takes place and where a substantial portion of the assets is held and located. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components.

SemiLEDs’ common stock began trading on the NASDAQ Global Select Market under the symbol “LEDS” on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol.

2. Summary of Significant Accounting Policies

Basis of Presentation —The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2015. The unaudited condensed consolidated balance sheet as of August 31, 2015 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of February 29, 2016, the statements of operations and comprehensive loss for the three and six months ended February 29, 2016 and February 28, 2015, the statement of changes in equity for the six months ended February 29, 2016, and the statements of cash flows for the six months ended February 29, 2016 and February 28, 2015. The results for the three or six months ended February 29, 2016 are not necessarily indicative of the results to be expected for the year ending August 31, 2016.

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

The Company has suffered losses from operations of $13.3 million and $24.8 million, gross losses on product sales of $4.1 million and $11.3 million, and net cash used in operating activities of $4.5 million and $15.7 million for the years ended August 31, 2015 and 2014, respectively. Loss from operations for the three and six months ended February 29, 2016 were $2.8 million and $5.9 million, respectively. Gross loss on product sales for the three and six months ended February 29, 2016 were $0.8 million and $2.2 million, respectively. Although the Company’s cash and cash equivalents increased to $5.3 million as of February 29, 2016 due to the receipt of the $3 million initial installment of cash consideration for the potential sale of its headquarters building, net cash used in operating activities remains the primary factor driving the decrease in its cash position. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•                  Entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the potential sale is $5.2 million to be paid in three installments, of which the initial installment of $3 million was received on December 14, 2015. The sale is expected to close on December 31, 2017. This agreement has been accounted for as a secured financing arrangement as the Company retains the title, rights and benefits of ownership of the building. Consequently, the building has not been de-recognized as an asset from the Company’s consolidated balance sheet and a repayment obligation was recorded in other liability (long-term) when the cash was received.

•                  Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. The Company is restructuring the chips manufacturing operation. The Company is exploring the opportunities to consign or sell certain equipment to the ODM partner. Part of its employees related to the Company’s chips manufacturing has transferred to the ODM partner. The Company also implemented certain workforce reductions with respect to its chips manufacturing operation. Following the restructuring, the Company expects to reduce payroll, minimize research and development activities associated with chips manufacturing operation and reduce idle capacity charges. This partnership should help the Company obtain a steady source of LED chips with competitive and favorable price for its packaging business, expand the production capacity for LED components, and strengthen its product portfolio and technology.

•                  Increasing sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Company’s historical distribution channels. Maintaining the number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed product.

•                  Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. In the second quarter of fiscal 2016, the Company’s new module product has moved from sampling stage to mass production and begun shipment to customers. The sales of the new module product are expected to grow steadily. The successful introduction of the new module product and the continued commercial sales of its UV LED product are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focused on product enhancement and developing its LED product into many other applications or devices.

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

While the Company’s management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months ending February 28, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On December 10, 2015, the Company entered into a Building Purchase Agreement to sell its headquarter building at a sales price of $5.2 million. The sale is scheduled to close on December 31, 2017. As a result, the Company changed its estimates of the useful live and the salvage value of the building to better reflect the estimated periods during which the building will remain in service and the sales price. The effect of this change in estimate was immaterial for the period ended February 29, 2016.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 29, 2016 and August 31, 2015, cash and cash equivalents of the Company consisted of the following (in thousands):

Cash and Cash Equivalents by Location	February 29, 2016	August 31, 2015
United States:
Denominated in U.S. dollars	$456	$887
Taiwan:
Denominated in U.S. dollars	3,239	1,716
Denominated in New Taiwan dollars	815	1,067
Denominated in other currencies	385	344
China (including Hong Kong):
Denominated in U.S. dollars	4	262
Denominated in Renminbi	406	531
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$5,306	$4,808

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

Net revenues generated from sales to the top ten customers represented 69% and 64% of the Company’s total net revenues for the three and six months ended February 29, 2016, respectively, and 79% and 66% of the Company’s net revenues for the three and six months ended February 28, 2015, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 83% and 80% of the Company’s net revenues for the three and six months ended February 29, 2016, respectively, and 87% and 85% of the Company’s net revenues for the three and six months ended February 28, 2015, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for the Company on September 1, 2019. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

3. Balance Sheet Components

Inventories

Inventories as of February 29, 2016 and August 31, 2015 consisted of the following (in thousands):

	February 29, 2016	August 31, 2015
Raw materials	$1,741	$1,857
Work in process	732	793
Finished goods	2,491	3,274
Total	$4,964	$5,924

Inventory write-downs to estimated net realizable values were $113 thousand and $565 thousand for the three and six months ended February 29, 2016, respectively, and $158 thousand and $386 thousand for the three and six months ended February 28, 2015, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 29, 2016 and August 31, 2015 consisted of the following (in thousands):

	February 29, 2016	August 31, 2015
Buildings and improvements	$13,601	$13,883
Machinery and equipment	56,781	58,075
Leasehold improvements	465	474
Other equipment	3,652	3,732
Construction in progress	1,481	1,418
Total property, plant and equipment	75,980	77,582
Less: Accumulated depreciation, amortization and impairment	(58,018)	(56,803)
Property, plant and equipment, net	$17,962	$20,779

Intangible Assets

Intangible assets as of February 29, 2016 and August 31, 2015 consisted of the following (in thousands):

	February 29, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Patents and trademarks	15	$1,396	$374	$1,022
Acquired technology	5	647	407	240
Total		$2,043	$781	$1,262

	August 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Patents and trademarks	14	$1,390	$333	$1,057
Acquired technology	5	662	366	296
Total		$2,052	$699	$1,353

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 29, 2016 and August 31, 2015 consisted of the following (in thousands, except percentages):

	February 29, 2016		August 31, 2015
	Percentage Ownership	Amount	Percentage Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	33%	$123	33%	$129
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	1,859	Various	1,885
Total investments in unconsolidated entities		$1,982		$2,014

There were no dividends received from unconsolidated entities through February 29, 2016.

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

5. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are including cancellable and noncancellable and which expire at various dates between June 2016 and December 2020. Lease expense related to these noncancellable operating leases was $155 thousand and $237 thousand for the three and six months ended February 29, 2016, respectively, and $145 thousand and $308 thousand for the three and six months ended February 28, 2015, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of February 29, 2016 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2016	$285
2017	452
2018	298
2019	102
2020	84
Thereafter	21
Total	$1,242

Purchase Obligations—The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.9 million and $2.6 million as of February 29, 2016 and August 31, 2015, respectively.

Litigation—The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company recognizes a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated. As of February 29, 2016, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

Common stock purchase agreement—The Company entered into a definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han’s difficulty in transferring funds from China. To date, the Company has only received approximately $261 thousand of the $5 million purchase price. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by the Company, to pay the Company $3 million in liquidated damages plus the legal fees incurred by the Company relating to the sale. On June 29, 2015, the Company provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. On July 6, 2015, Mr. Han replied in a letter that he acknowledged receiving of the payment demand notice and the balance he owed under the Agreement. He also expressed his intent to continue with the terms and conditions in the Agreement. However, he was unable to transfer personal investment funds out of China. He requested an extension of time to complete the purchase. The Company’s Board has rejected his request of granting him more time to execute the Agreement and commenced legal actions to collect the amounts owed under the Agreement. There can be no assurance when the Company can collect any judgment for liquidated damages. This gain contingency has not be recognized in these consolidated financial statements and the amount liquidation damages collected, if any, will be recognized when received.

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

A total of 6,349 thousand shares was reserved for issuance under the 2005 Plan and 2010 Plan as of both February 29, 2016 and February 28, 2015. As of February 29, 2016 and February 28, 2015, there were 3,658 thousand and 4,174 thousand shares of common stock available for future issuance under the equity incentive plans.

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

A summary of the stock-based compensation expense for the three and six months ended February 29, 2016 and February 28, 2015 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Cost of revenues	$28	$93	$54	$215
Research and development	15	48	30	111
Selling, general and administrative	115	237	116	499
	$158	$378	$200	$825

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Stock units and stock options to purchase common stock	203	286	283	316

8. Income Taxes

The Company’s loss before income taxes for the three and six months ended February 29, 2016 and February 28, 2015 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
U.S. operations	$(102)	$(192)	$(247)	$(503)
Foreign operations	(2,443)	(2,712)	(5,613)	(6,772)
Loss before income taxes	$(2,545)	$(2,904)	$(5,860)	$(7,275)

Unrecognized Tax Benefits

As of both February 29, 2016 and August 31, 2015, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2014 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

9. Employee Termination Benefits

In December 2015, the Company announced a restructuring plan with respect to the chips manufacturing operation in order to better align its fabless business model. Under the restructuring plan, the Company implemented certain workforce reductions with respect to its chips manufacturing operation. In the second quarter of 2016, part of its employees related to the Company’s chips manufacturing has transferred to their ODM partner. The Company also reduced the workforce at chips manufacturing operation that are no longer required to support production and operations. Accordingly, an accrued liability totaling $148 thousand was recognized for employee termination benefits for 39 employees, or approximately 14 percent of the workforce. These benefits were paid to these employees in March 2016.

10. Subsequent Events

At its Annual Meeting held on April 12, 2016 (Taiwan time), the Company’s stockholders approved an amendment to its Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”), to effect a reverse stock split (the “Reverse Stock Split”) by a ratio of not less than one-for-four (1:4) and not greater than one-for-ten (1:10), with the exact ratio to be set as a whole number within this range determined by the Company’s Board. The Company’s Board has approved a one-for-ten (1:10) Reverse Stock Split. The Company expects to effect the Reverse Stock Split effective as of the close of business on April 15, 2016. The Reverse Stock Split will have no effect on the par value of its common stock and will not reduce the number of authorized shares of common stock but will have the effect of reducing the number of outstanding shares of common stock by the chosen ratio. The Company will pay cash in lieu of any fractional shares resulting from the Reverse Stock Split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future results of operations of SemiLEDs Corporation, or “we,” “our” or the “Company,” and financial position, strategy and plans, and our expectations for future operations, including the execution of restructuring plan and any resulting cost savings, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors. These factors include, among other things,

•                  Declining cash position.

•                  The impact on the trading price of our common stock if we are delisted for failure to meet the NASDAQ continued listing requirements if our stock continues to trade below $1 per share.

•                  The inability of our ODM partner or other contract manufacturers to produce products that satisfy our requirements.

•                  Our ability to implement our cost reduction programs and to execute our restructuring plan effectively.

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

•                  Our ability to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations, the difficulty of which may increase if our common stock is delisted from The NASDAQ Stock Market.

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

These technical capabilities enable us to produce LED chips and LED component products. We entered into a Foundry Services and Licensing Agreement with an ODM partner in December 2015 to assist us with the restructuring of our chips manufacturing operations. The ODM partner will work with us to ODM vertical chips for us using our vertical technology. We granted our ODM partner a royalty-free, non-transferable, nonexclusive license to use our technology and intellectual property for internal use by the ODM partner’s employees at its facilities for the purpose of manufacturing, testing and supplying us its products. We believe these capabilities, know-how and partnership should also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices.

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of February 29, 2016, we also owned a 93% equity interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, a company engaged in the design, manufacture and sale of lighting fixtures and systems.

We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of February 29, 2016, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd. or SILQ, a joint venture established in Malaysia to design, manufacture and sell lighting fixtures and systems.

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

•                          Changes in our product mix.  We anticipate that our gross margins will continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, we continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity to develop as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. As a strategic plan, we have placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. The successful introduction of the new module product and the continued commercial sales of our UV LED product are expected to improve our gross margin, operating results and cash flows in the second half of our fiscal 2016. In addition, we have adjusted the lower-priced LED components strategy as appropriate. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

•                          Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per-unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. We anticipate moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we are exploring the opportunities to consign or sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

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

•                          General economic conditions and geographic concentration.  Many countries including the United States and the European Union members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three and six months ended February 29, 2016, sales to our three largest customers, in the aggregate, accounted for 50% and 45% of our revenues, respectively.

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

•                          Declining cash position.  Although our cash and cash equivalents increased to $5.3 million as of February 29, 2016 due to the receipt of the $3 million initial installment of cash consideration for the potential sale of our headquarters building, our net cash used in operating activities, payments related to long-term debt, and cash payments on fixed assets for the consolidation of our manufacturing operations remain primary factors driving the decrease in our cash position. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates — Basis of Presentation — Going Concern” for more information about our liquidity plans.

Recent Developments

We entered into a Foundry Services and Licensing Agreement effective December 31, 2015, with an ODM partner to assist us with the restructuring of our chips manufacturing operations to move torward a fabless business model. Both the ODM partner and SemiLEDs are required to commit significant resources to the extensive qualification process with chips before the ODM partner is able to ODM vertical chips for us using our vertical technology. It may take us longer than expected to complete the qualification process and may result in additional delays because of the complex production processes, different platforms and multiple cycles of rigorous reliability testing involved in the collaboration. Since there are numerous products and each requires a separate qualification process to be completed, we plan to run some production for maintaining appropriate stocking levels to meet our commitment to our existing customer. Furthermore, we are exploring the opportunities to consign or sale certain equipment related to the manufacturing of vertical LED chips to our ODM partner. Part of our employees related to the manufacturing of vertical LED chips have been laid off or transferred to our ODM partner. Despite the employee severance costs of $0.1 million recognized in the second quarter of 2016, our management believes the significant ongoing cost savings in the form of reduced payroll will result from the workforce reductions. Following the restructuring, we will be able to reduce our staff and minimize our research and development activities associated with chips manufacturing operation. We plan to work together towards formulating certain strategic alternatives to exploit the opportunities that it presents, including co-designing and co-developing chips and production processes, while perfecting quality control under a specific timeline. This partnership is expected to allow us have a steady source of LED chips with competitive and favorable price for our packaging business, expand our production capacity for LED components, and strengthen our product portfolio and technology. In consideration for the interest and benefits in strengthening technical cooperation and accelerating future business cooperation between the parties, we agreed to grant our ODM partner and its affiliates a non-transferable, non-exclusive, sub-licensable license to import, export, offer for sale, sell, or otherwise distribute any of ODM vertical chips, subject that any other monetary compensation for such license may be negotiated in good faith by the parties. But there can be no assurance that we will be able to reach any future cooperation agreements on acceptable terms, if at all.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the six months ended February 29, 2016 as compared to those disclosed in our 2015 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On February 29, 2016, the exchange rate was 33.24 NT dollars to one U.S. dollar. On April 7, 2016, the exchange rate was 32.39 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2014	29.94	30.60	29.36	29.90
Fiscal 2015	31.08	32.86	29.86	32.50
September 2015	32.61	33.00	32.35	32.87
October 2015	32.49	32.90	32.24	32.44
November 2015	32.60	32.80	32.34	32.59
December 2015	32.79	32.89	32.68	32.83
January 2016	33.46	33.77	33.01	33.45
February 2016	33.28	33.56	33.02	33.24
March 2016	32.69	33.16	32.19	32.19
April 2016 (through April 7, 2016)	32.35	32.42	32.25	32.39

(1)                                 Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 29, 2016 Compared to the Three Months Ended February 28, 2015

	Three Months Ended
	February 29, 2016		February 28, 2015
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$237	8%	$529	11%	$(292)	(55)%
LED components	2,258	77%	3,166	69%	(908)	(29)%
Lighting products	347	12%	847	19%	(500)	(59)%
Other revenues (1)	74	3%	24	1%	50	*
Total revenues, net	2,916	100%	4,566	100%	(1,650)	(36)%
Cost of revenues	3,711	127%	5,217	114%	(1,506)	(29)%
Gross loss	$(795)	(27)%	$(651)	(14)%	$(144)	22%

*  Not meaningful

(1)                                 Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 36% to $2.9 million for the three months ended February 29, 2016 from $4.6 million for the three months ended February 28, 2015. The decrease in revenues was driven primarily by a $0.9 million decrease in revenues attributable to sales of LED components, a $0.5 million decrease in revenues attributable to sales of lighting products and a $0.3 million decrease in revenues attributable to sales of LED chips.

Revenues attributable to the sales of our LED chips represented 8% and 11% of our revenues for the three months ended February 29, 2016 and February 28, 2015, respectively. The decrease of 55% in revenues attributable to sales of LED chips was the result of a 51% decrease in the volume of LED chips sold, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips and a business interruption as a result of the restructuring plan which has temporarily impacted our ability to serve the needs of our customers on a timely basis.

Revenues attributable to the sales of our LED components represented 77% and 69% of our revenues for the three months ended February 29, 2016 and February 28, 2015, respectively. The decrease in revenues attributable to sales of LED components was due to lower volume sold. The decrease in the volume sold was primarily a result of a decline in customer demand for the UV LED components product that we sold in significant volume during the three months ended February 28, 2015, which more than offset the increase in new module product sales and which resulted in an overall decrease in the sales of our LED components for the three months ended February 29, 2016.

Revenues attributable to the sales of lighting products represented 12% and 19% of our revenues for the three months ended February 29, 2016 and February 28, 2015, respectively. Revenues attributable to the sales of lighting products was lower for the three months ended February 29, 2016 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products compared to the three months ended February 28, 2015.

The increase in other revenues was primarily due to higher sales of scrap.

Cost of Revenues

Our cost of revenues decreased by 29% from $5.2 million for the three months ended February 28, 2015 to $3.7 million for the three months ended February 29, 2016. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction and the result of lower sales volume for our LED chips and components for the three months ended February 29, 2016. Additionally, the inventory write-downs included in cost of revenues decreased to $0.1 million for the three months ended February 29, 2016 from $0.2 million for the three months ended February 28, 2015.

Gross Loss

Our gross loss increased from a loss of $0.7 million for the three months ended February 28, 2015 to a loss of $0.8 million for the three months ended February 29, 2016. Our gross margin percentage was negative 27% for the three months ended February 29, 2016, as compared to negative 14% for the three months ended February 28, 2015. The gross margin percentage decline was a consequence of the reduction in the average selling prices and volume sold.

Operating Expenses

	Three Months Ended
	February 29, 2016		February 28, 2015
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$622	21%	$612	13%	$10	2%
Selling, general and administrative	1,203	41%	1,876	41%	(673)	(36)%
Employee termination benefits	148	5%	—	—%	148	—%
Loss (gain) on disposal of long-lived assets, net	2	0%	(287)	(6)%	289	*
Total operating expenses	$1,975	67%	$2,201	48%	$(226)	(10)%

*  Not meaningful

Research and development.  Our research and development expenses were $0.6 million for both the three months ended February 29, 2016 and February 28, 2015. The increase in materials and supplies used in product development projects was offset by a decrease in salary-related expenses, which is attributable to employee attrition, as well as decreased stock-based compensation cost for our research and development personnel.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $1.9 million for the three months ended February 28, 2015 to $1.2 million for the three months ended February 29, 2016. The decrease was mainly attributable to a $0.3 million decrease in payroll and stock based compensation, a $0.3 million decrease in professional service expenses, mainly legal and advisory services and decreases in various other expenses including depreciation and amortization, insurance, travel related expenses, rent and advertisement of $0.1 million. We have started to realize the benefits of operating cost reduction actions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities.

Employee termination benefits.  Employee termination benefits of $0.1 million were recognized for severance-related expenses for workforce reductions with respect to our restructuring plan on chips manufacturing operation for the three months ended February 29, 2016.

Loss (gain) on disposal of long-lived assets, net.

In response to our ongoing cost reduction action, one of the subsidiaries, Ning Xiang reduced its rented manufacturing footprint when negotiating a lease contract renewal. A loss of $2 thousand was recognized as a result of the disposal of leasehold improvement for the three months ended February 29, 2016.

We recognized a gain of $0.3 million on the disposal of long-lived assets for the three months ended February 28, 2015. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Three Months Ended
	February 29, 2016		February 28, 2015
	$	% of Revenues	$	% of Revenues
	(in thousands)
Equity in gain (loss) from unconsolidated entities	$8	0%	$(21)	(0)%
Interest expenses, net	(13)	(0)%	(24)	(1)%
Other income, net	27	1%	29	1%
Foreign currency transaction gain (loss), net	203	7%	(36)	(1)%
Total other income (expenses), net	$225	8%	$(52)	(1)%

Equity in gain (loss) from unconsolidated entities.  We recognized gain and loss from our portion of the net income and net loss from SILQ, an unconsolidated entity, for the three months ended February 29, 2016 and February 28, 2015, respectively. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

Interest expenses, net. The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the continuous repayment of debt.

Other income, net. Our other income consists primarily of rental income from the lease back of the second floor of our Hsinchu building to the original owner, net of related depreciation charge.

Foreign currency transaction gain (loss), net.  We recognized a net foreign currency transaction gain of $0.2 million for the three months ended February 29, 2016, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiary, as compared to a net foreign currency transaction loss of $36 thousand for the three months ended February 28, 2015 due to the depreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense

	Three Months Ended
	February 29, 2016		February 28, 2015
	$	% of Revenues	$	% of Revenues
	(in thousands)
Income tax expense	$—	—%	$1	0%

Our effective tax rate is expected to be approximately zero for fiscal 2016, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Despite a loss before income taxes, we recognized income tax expense of $1 thousand for the three months ended February 28, 2015 for a subsidiary in Taiwan, which is subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. Our effective tax rate was zero for fiscal 2015, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended
	February 29, 2016		February 28, 2015
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(6)	(0)%	$(3)	(1)%

We recognized net losses attributable to noncontrolling interests of $6 thousand and $3 thousand for the three months ended February 29, 2016 and February 28, 2015, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014.

Six Months Ended February 29, 2016 Compared to the Six Months Ended February 28, 2015

	Six Months Ended
	February 29, 2016		February 28, 2015
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
LED chips	$412	7%	$1,244	17%	$(832)	(67)%
LED components	4,507	77%	4,760	64%	(253)	(5)%
Lighting products	855	14%	1,236	16%	(381)	(31)%
Other revenues (1)	105	2%	254	3%	(149)	(59)%
Total revenues, net	5,879	100%	7,494	100%	(1,615)	(22)%
Cost of revenues	8,118	138%	9,688	129%	(1,570)	(16)%
Gross loss	$(2,239)	(38)%	$(2,194)	(29)%	$(45)	2%

(1)                                 Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by approximately 22% from $7.5 million for the six months ended February 28, 2015 to $5.9 million for the six months ended February 29, 2016. The $1.6 million decrease in revenues reflects a $0.8 million decrease in revenues attributable to sales of LED chips, a $0.3 million decrease in sales of LED components, a $0.4 million decrease in revenues attributable to sales of lighting products, and a $0.1 million decrease in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips represented 7% and 17% of our revenues for the six months ended February 29, 2016 and February 28, 2015, respectively. The decrease of 67% in revenues attributable to sales of LED chips was the result of a 48% decrease in the volume of LED chips sold, primarily due to a slowdown in demand, our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips and a business interruption as a result of the restructuring plan which has temporarily impacted our ability to serve the needs of our customers on a timely basis.

Revenues attributable to the sales of our LED components represented 77% and 64% of our revenues for the six months ended February 29, 2016 and February 28, 2015, respectively. The decrease in revenues attributable to sales of LED components was due to lower volume sold for the UV LED components product and average selling price erosion. The decrease in average selling price of LED components products by approximately 12% resulted from continued market downward pricing pressure.

Revenues attributable to the sales of lighting products represented 14% and 16% of our revenues for the six months ended February 29, 2016 and February 28, 2015, respectively. Revenues attributable to the sales of lighting products was lower for the six months ended February 29, 2016 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products compared to the six months ended February 28, 2015.

The decrease in other revenues was primarily due to lower sales of scrap and third party ancillary equipment that we sold along with our LED products.

Cost of Revenues

Our cost of revenues decreased by 16% from $9.7 million for the six months ended February 28, 2015 to $8.1 million for the six months ended February 29, 2016. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction and the result of lower sales volume for our LED chips for the six months ended February 29, 2016. The decrease in cost of revenues was offset by an increase in inventory write-downs, which were $0.6 million and $0.4 million for the six months ended February 29, 2016 and February 28, 2015, respectively.

Gross Loss

Our gross loss was $2.2 million for both the six months ended February 29, 2016 and February 28, 2015. Our gross margin percentage was negative 38% for the six months ended February 29, 2016, as compared to negative 29% for the six months ended February 28, 2015, as a consequence of the reduction in revenues, primarily due to decreases in the average selling prices, which is more fully described above, and excess capacity charges for our LED chips because of lower factory utilization.

Operating Expenses

	Six Months Ended
	February 29, 2016		February 28, 2015
	$	% of Revenues	$	% of Revenues	Change $	Change %
	(in thousands)
Research and development	$1,223	21%	$1,360	18%	$(137)	(10)%
Selling, general and administrative	2,290	39%	4,027	54%	(1,737)	(43)%
Employee termination benefits	148	2%	—	—%	148	—%
Loss (gain) on disposal of long-lived assets, net	2	0%	(287)	(4)%	289	101%
Total operating expenses	$3,663	62%	$5,100	68%	$(1,437)	(28)%

Research and development.  Our research and development expenses decreased from $1.3 million for the six months ended February 28, 2015 to $1.2 million for the six months ended February 29, 2016. The decrease was primarily due to a $0.2 million decrease in payroll expense and other operating expenses as a result of lower headcount, and partially offset by an increase of $0.1 million in materials and supplies used in research and development.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $4.0 million for the six months ended February 28, 2015 to $2.3 million for the six months ended February 29, 2016. The decrease was mainly attributable to a $0.8 million decrease in payroll expense and a $0.3 million decrease in rent and other general and administrative expenses. We have started to realize the benefits of operating cost reductions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities. The decrease in selling, general and administrative was also attributable to a $0.6 million decrease in professional service expenses, mainly legal and advisory services.

Employee termination benefits.  Employee termination benefits of $0.1 million were recognized for severance-related expenses for workforce reductions with respect to our restructuring plan on chips manufacturing operation for the six months ended February 29, 2016.

Loss (gain) on disposal of long-lived assets, net.

In response to our ongoing cost reduction action, one of the subsidiaries, Ning Xiang reduced its rented manufacturing footprint when negotiating a lease contract renewal. A loss of $2 thousand was recorded as a result of the disposal of leasehold improvement for the six months ended February 29, 2016.

We recognized a gain of $0.3 million, net on the disposal of long-lived assets for the six months ended February 28, 2015. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Six Months Ended
	February 29, 2016		February 28, 2015
	$	% of Revenues	$	% of Revenues
	(in thousands)
Equity in loss from unconsolidated entities	$—	—%	$(56)	(1)%
Interest expenses, net	(29)	(0)%	(48)	(1)%
Other income, net	53	1%	59	1%
Foreign currency transaction gains, net	18	0%	64	1%
Total other income (expenses), net	$42	1%	$19	0%

Equity in loss from unconsolidated entities.  We recognized loss from our portion of the net loss from SILQ, an unconsolidated entity. SILQ is still in an early stage of developing business and selling products in Malaysia and therefore, its operating results have fluctuated from quarter to quarter.

Interest expenses, net.  The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the continuous repayment of debt.

Other income, net.  Our other income consists primarily of rental income from the lease back of the second floor of our Hsinchu building to the original owner, net of related depreciation charge.

Foreign currency transaction gains, net.  We recognized net foreign currency transaction gains of $18 thousand and $64 thousand for the six months ended February 29, 2016 and February 28, 2015, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiary.

Income Tax Expense

	Six Months Ended
	February 29, 2016		February 28, 2015
	$	% of Revenues	$	% of Revenues
	(in thousands)
Income tax expense	$—	—%	$1	0%

Although we incurred a loss before income taxes for the six months ended February 29, 2016, we did not recognize any related income tax benefits. Our effective tax rate is estimated to be approximately zero for fiscal 2016, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Despite a loss before income taxes, we recognized income tax expense of $1 thousand for the six months ended February 28, 2015 for a subsidiary in Taiwan, which is subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. Our effective tax rate was zero for fiscal 2015, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss. Subsidiaries in Taiwan file their income tax returns separately.

Net Loss Attributable to Noncontrolling Interests

	Six Months Ended
	February 29, 2016		February 28, 2015
	$	% of Revenues	$	% of Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(9)	(0)%	$(43)	(1)%

We recognized net losses attributable to noncontrolling interests of $9 thousand and $43 thousand for the six months ended February 29, 2016 and February 28, 2015, respectively, which were attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014.

Liquidity and Capital Resources

As of February 29, 2016 and August 31, 2015, we had cash and cash equivalents of $5.3 million and $4.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We received the cash down payment of $3 million on December 14, 2015 for the potential sale of our headquarters building, at a sales price of $5.2 million. The sale is scheduled to close on December 31, 2017. At any time before December 31, 2017, we have the right to cancel the agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $3.1 million and $3.9 million as of February 29, 2016 and August 31, 2015, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.9% to 2.0% per annum as of both February 29, 2016 and August 31, 2015, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•                          The first note payable requires monthly payments of principal and interest in the amount of $12 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of February 29, 2016, our outstanding balance on this note payable was approximately $1.1 million.

•                          The second note payable requires monthly payments of principal and interest in the amount of $17 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of February 29, 2016, our outstanding balance on this note payable was approximately $1.8 million.

•                          The third note payable, which we entered in January 2013 and had been fully drawn down, requires monthly payments of principal and interest in the amount of $77 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of February 29, 2016, our outstanding balance on this note payable was approximately $0.2 million.

Property, plant and equipment pledged as collateral for our notes payable were $6.6 million and $7.1 million as of February 29, 2016 and August 31, 2015, respectively.

We have incurred significant losses since inception. We have suffered losses from operations of $13.3 million and $24.8 million, gross losses on product sales of $4.1 million and $11.3 million, and net cash used in operating activities of $4.5 million and $15.7 million for the years ended August 31, 2015 and 2014, respectively. Loss from operations for the three and six months ended February 29, 2016 were $2.8 million and $5.9 million, respectively. Gross loss on product sales for the three and six months ended February 29, 2016 were $0.8 million and $2.2 million, respectively. Although our cash and cash equivalents increased to $5.3 million as of February 29, 2016 due to the receipt of the $3 million initial installment of cash consideration for the potential sale of our headquarters building, net cash used in operating activities remains the primary factor driving the decrease in our cash position. These facts and conditions raise substantial doubt about our ability to continue as a going concern. However, our management has developed a liquidity plan as summarized below, that if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, and allow the development of its core business.

•                  Entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the potential sale is $5.2 million to be paid in three installments, of which the initial installment of $3 million was received on December 14, 2015. The sale is expected to close on December 31, 2017.

•                  Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. We are restructuring the chips manufacturing operation. We are exploring the opportunities to consign or sell certain equipment to our ODM partner. Part of our employees related to our chips manufacturing has transferred to our ODM partner. We also implemented certain workforce reductions with respect to our chips manufacturing operation. Following the restructuring, we expect to reduce payroll, minimize research and development activities associated with chips manufacturing operation and reduce idle capacity charges. This partnership should help us obtain a steady source of LED chips with competitive and favorable price for our packaging business, expand the production capacity for LED components, and strengthen our product portfolio and technology.

•                  Increasing sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Company’s historical distribution channels. Maintaining the number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed product.

•                  Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. In the second quarter of fiscal 2016, our new module product has moved from sampling stage to mass production and begun shipment to our customers. The sales of the new module product are expected to grow steadily. The successful introduction of the new module product and the continued commercial sales of its UV LED product are expected to improve our future gross margin, operating results and cash flows. We are targeting niche markets and focused on product enhancement and developing its LED product into many other applications or devices.

•                  Management continues to monitor prices, work with current and potential vendors to decrease costs and, consistent with our existing contractual commitments, may decrease our activity level and capital expenditures further. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility.

•                  Raise additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary.

While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending February 28, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 29, 2016	February 28, 2015
Net cash used in operating activities	$(1,576)	$(4,032)
Net cash used in investing activities	$(513)	$(696)
Net cash provided by (used in) financing activities	$2,309	$(918)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended February 29, 2016 and February 28, 2015 was $1.6 million and $4.0 million, respectively. The cash flows used in operating activities for the six months ended February 29, 2016 was $2.4 million lower, primary attributable to the collection of accounts receivable and a decrease in cash used to pay for materials and supplies used in production.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended February 29, 2016 was $0.5 million, consisting primarily of purchases of machinery and equipment and payments for the build out of our manufacturing facility and leasehold improvements.

Net cash used in investing activities for the six months ended February 28, 2015 was $0.7 million, consisting primarily of purchases of $1 million in property, plant and equipment representing primarily the purchases of machinery and equipment and payments for leasehold improvements and payments of $0.1 million for development of intangible assets, offset by return of refundable deposits for leased properties.

Cash Flows Provided By (Used In) Financing Activities

Net cash provided by financing activities for the six months ended February 29, 2016 was $2.3 million, consisting of the receipt of the $3.0 million initial installment of cash consideration for the potential sale of our headquarters building, offset in part by the payments on long-term debt of $0.7 million.

Net cash used in financing activities for the six months ended February 28, 2015 was $0.9 million, primarily attributable to the payments on long-term debt.

Capital Expenditures

We had capital expenditures of $0.5 million and $1.0 million for the six months ended February 29, 2016 and February 28, 2015, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of February 29, 2016, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 29, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 29, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of February 29, 2016.

Item 1A.  Risk Factors

Except for the following, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2015 Annual Report.

Our restructuring plan and ongoing cost and capital expenditure reduction efforts may not be effective, might have unintended consequences, and could negatively impact our business.

We have implemented certain actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In connection with the implementation of our cost and capital expenditure reduction programs, we developed a strategic plan to address areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment and placing a greater emphasis on the sale of LED components in selected markets where pricing pressure is less significant, and pursuing new market opportunities that leverage our core competencies. We continue to monitor prices and, consistent with our existing contractual commitments, may decrease our activity level and capital expenditures further. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility. We also disposed of a certain level of our idle equipment to reduce the excess capacity charges that we have suffered for a few years. In addition, to provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, we reduced our capital expenditures as appropriate. The cost reductions plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation.

Despite our planning, some cost-cutting and capital expenditure reduction measures could have unexpected negative consequences. As part of our ongoing cost reduction efforts, we may reduce our work force further and experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. Furthermore, capital expenditure reduction could adversely impact our future sales. While our cost and capital expenditure reduction efforts reduced, or are expected to reduce, our operating costs as well as capital expenditure, we cannot be certain that all efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future. Currently both our ODM partner and SemiLEDs are required to make significant commitments of resources to the extensive qualification process with chips before the ODM partner is able to ODM vertical chips for us using our vertical technology. However, qualification of the numerous products have caused and could continue to cause delays sufficient to have a material adverse effect on our operating results.

We may be unable to collect any liquidated damages that we may be entitled to if the buyer fails to purchase the shares, which could impact the viability of our liquidity plan.

We entered into a definitive common stock purchase agreement effective December 18, 2014 with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han’s difficulty in transferring funds from China. To date, we have only received approximately $261 thousand of the $5 million purchase price. Pursuant to the terms of the agreement, if Mr. Han did not purchase the shares before February 25, 2015, then, upon our written request, he is required to pay us $3 million in liquidated damages, plus the legal fees incurred by us. On June 29, 2015, we provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. On July 6, 2015, Mr. Han replied in a letter that he acknowledged receiving of the payment demand notice and the balance he owed under the Agreement. He also expressed his intent to continue with the terms and conditions in the Agreement. However, he was unable to transfer personal investment funds out of China. He requested us granting him an extension of time. Our Board has rejected his request of granting him more time to execute the Agreement and initiated legal actions to collect the amounts owed under the Agreement. On April 11, 2016, we engaged a Delaware law firm to file a complaint for breach of contract in the Delaware Court of Chancery. We intend to sue Mr. Han for breach of contract in consequence of his failure to transfer full purchase price from China. There can be no assurance that Mr. Han will be able to transfer the funds needed to complete the purchase. Similarly, if the sale does not close and we obtain a judgment for the $3 million in liquidated damages, we may be unable to collect any judgment in China or elsewhere.

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market, including among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share. On March 18, 2015, the closing minimum bid price of our common stock dropped below $1.00. On April 30, 2015, we received a letter from the NASDAQ Stock Market notifying us that we were not in compliance with the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Select Market. The NASDAQ Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, due to our common stock having traded for 30 consecutive business days below the minimum closing bid price requirement, we no longer met that requirement at that time. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided a cure period until October 27, 2015, to regain compliance with NASDAQ Listing Rule 5450(a)(1). However, we failed to regain compliance during this grace period. On November 2, 2015, we received approval from the Listing Qualifications Department of the NASDAQ to transfer the listing of our common stock from the NASDAQ Global Select Market to the NASDAQ Capital Market, effective at the opening of business on November 5, 2015. Following the transfer of the listing, we have been granted an additional grace period until April 25, 2016 in accordance with NASDAQ Listing Rule 5810(c)(3)(F), to regain compliance with the minimum bid price requirement. To regain compliance and qualify for continued listing on the NASDAQ Capital Market, our common stock is required to have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

At our 2016 annual meeting on April 12, 2016, our shareholders approved an amendment of our restated certificate of incorporation, as amended, to effect a reverse stock split of our common stock at a ratio determined by the board of directors within a specified range, without reducing the authorized number of shares of common stock. We expect to effect a 1-for-10 reverse stock split as of the close of business on April 15, 2016. However, there can be no assurance that we will be able to implement our plan, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 13, 2016	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Building Sale and Purchase Agreement between SemiLEDs Optoelectronics Co., Ltd. and Formosa Epitaxy Incorporation dated December 10, 2015 (translation)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document