Form 10-Q
period 2016-05-31
SemiLEDs Corp
filed 2016-07-13
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,940,290 shares of common stock, par value $0.0000056 per share, outstanding as of July 7, 2016.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31,	August 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,530	$4,808
Accounts receivable (including related parties), net of allowance for doubtful accounts of $569 and $586 as of May 31, 2016 and August 31, 2015, respectively	1,099	2,049
Inventories	4,398	5,924
Prepaid expenses and other current assets	840	891
Total current assets	9,867	13,672
Property, plant and equipment, net	17,007	20,779
Intangible assets, net	1,246	1,353
Goodwill	54	54
Investments in unconsolidated entities	1,930	2,014
Other assets	601	648
TOTAL ASSETS	$30,705	$38,520
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$342	$1,068
Accounts payable	1,701	1,650
Accrued expenses and other current liabilities	2,618	3,597
Total current liabilities	4,661	6,315
Long-term debt, excluding current installments	2,602	2,839
Other liability	3,011	—
Total liabilities	10,274	9,154
Commitments and contingencies (Note5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 2,940 shares and 2,905 shares issued and outstanding as of May 31, 2016 and August 31, 2015, respectively	—	—
Additional paid-in capital	172,416	172,117
Accumulated other comprehensive income	2,972	3,083
Accumulated deficit	(155,008)	(145,904)
Total SemiLEDs stockholders’ equity	20,380	29,296
Noncontrolling interests	51	70
Total equity	20,431	29,366
TOTAL LIABILITIES AND EQUITY	$30,705	$38,520

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Revenues, net	$2,378	$3,508	$8,257	$11,002
Cost of revenues	3,828	4,367	11,946	14,055
Gross loss	(1,450)	(859)	(3,689)	(3,053)
Operating expenses:
Research and development	394	594	1,617	1,954
Selling, general and administrative	1,267	1,621	3,557	5,648
Employee termination benefits	59	—	207	—
Gain on disposals of long-lived assets, net	(29)	—	(27)	(287)
Total operating expenses	1,691	2,215	5,354	7,315
Loss from operations	(3,141)	(3,074)	(9,043)	(10,368)
Other income (expenses):
Equity in gain (loss) from unconsolidated entities	(79)	40	(79)	(16)
Interest expenses, net	(13)	(26)	(42)	(74)
Other income, net	48	29	101	88
Foreign currency transaction gain (loss), net	(78)	(15)	(60)	49
Total other income (expenses), net	(122)	28	(80)	47
Loss before income taxes	(3,263)	(3,046)	(9,123)	(10,321)
Income tax expense	—	—	—	1
Net loss	(3,263)	(3,046)	(9,123)	(10,322)
Less: Net loss attributable to noncontrolling interests	(10)	(5)	(19)	(48)
Net loss attributable to SemiLEDs stockholders	$(3,253)	$(3,041)	$(9,104)	$(10,274)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(1.11)	$(1.10)	$(3.12)	$(3.60)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	2,932	2,856	2,916	2,859

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net loss	$(3,263)	$(3,046)	$(9,123)	$(10,322)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	374	642	(111)	(1,003)
Comprehensive loss	$(2,889)	$(2,404)	$(9,234)	$(11,325)
Comprehensive loss attributable to noncontrolling interests	$(12)	$(7)	$(19)	$(48)
Comprehensive loss attributable to SemiLEDs stockholders	$(2,877)	$(2,397)	$(9,215)	$(11,277)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2015	2,905	$—	$172,117	$3,083	$(145,904)	$29,296	$70	$29,366
Issuance of common stock under equity incentive plans	35	—	—	—	—	—	—	—
Stock-based compensation	—	—	299	—	—	299	—	299
Comprehensive loss:
Other comprehensive loss	—	—	—	(111)	—	(111)	—	(111)
Net loss	—	—	—	—	(9,104)	(9,104)	(19)	(9,123)
BALANCE—May 31, 2016	2,940	$—	$172,416	$2,972	$(155,008)	$20,380	$51	$20,431

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,123)	$(10,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,049	3,839
Stock-based compensation expense	299	1,092
Provisions for inventory write-downs	1,206	1,161
Equity in losses from unconsolidated entities	79	16
Gain on disposals of long-lived assets, net	(27)	(287)
Changes in :
Accounts receivable, net	935	(88)
Inventories	281	1,273
Prepaid expenses and other	83	429
Accounts payable	224	(889)
Accrued expenses and other current liabilities	(915)	(152)
Net cash used in operating activities	(2,909)	(3,928)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(667)	(1,299)
Proceeds from sales of property, plant and equipment	355	—
Payments for development of intangible assets	(47)	(37)
Decrease in restricted cash	—	351
Other investing activities	(16)	28
Net cash used in investing activities	(375)	(957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(945)	(1,453)
Other financing activities	3,000	—
Net cash provided by (used in) financing activities	2,055	(1,453)
Effect of exchange rate changes on cash and cash equivalents	(49)	(295)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,278)	(6,633)
CASH AND CASH EQUIVALENTS—Beginning of period	4,808	12,649
CASH AND CASH EQUIVALENTS—End of period	$3,530	$6,016
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$351	$842
Proceeds from sale of property, plant and equipment included in other current liabilities	$—	$884

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

As of May 31, 2016, SemiLEDs had six wholly owned subsidiaries and a 93% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”), a company engaged in the design, manufacture and sale of lighting fixtures and systems. The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) located in Hsinchu, Taiwan where a  substantial portion of research, development, manufacturing, marketing and sales activities currently takes place and where a  substantial portion of the assets is held and located. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2016, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2016 and 2015, the statement of changes in equity for the nine months ended May 31, 2016, and the statements of cash flows for the nine months ended May 31, 2016 and 2015. The results for the three or nine months ended May 31, 2016 are not necessarily indicative of the results to be expected for the year ending August 31, 2016.

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

The Company has suffered losses from operations of $13.3 million and $24.8 million, gross losses on product sales of $4.1 million and $11.3 million, and net cash used in operating activities of $4.5 million and $15.7 million for the years ended August 31, 2015 and 2014, respectively. Loss from operations for the three and nine months ended May 31,

2016 were $3.1 million and $9.0 million, respectively. Gross loss on product sales for the three and nine months ended May 31, 2016 were $1.5 million and $3.7 million, respectively. Further, at May 31, 2016, the Company’s cash and cash equivalents was down to $3.5 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•	Raising approximately $4.5 million of cash through the private placement of additional common shares and debt of the Company to an investor (See Note 11).

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

•

Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. In the second quarter of fiscal 2016, the Company’s module product has moved from sampling stage to mass production and begun shipment to customers. Steadily growth of the module product and the continued commercial sales of its UV LED product are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focused on product enhancement and developing its LED product into many other applications or devices.

•

Continuing to monitor prices, work with current and potential vendors to decrease costs and, consistent with its existing contractual commitments, may possibly decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

•	Raising additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary and looking at other potential business opportunities.

While the Company’s management believes that the measures described in the above liquidity plan should be adequate to satisfy its liquidity requirements for the twelve months ending May 31, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On December 10, 2015, the Company entered into a Building Purchase Agreement to sell its headquarter building at a sales price of $5.2 million. The sale is scheduled to close on December 31, 2017. As a result, the Company changed its estimates of the useful live and the salvage value of the building to better reflect the estimated periods during which the building will remain in service and the sales price. The effect of this change in estimate was to increase depreciation expense and to net loss by $77 thousand, and increase negative basic and diluted earnings per share by $0.03 for the period ended May 31, 2016.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2016 and August 31, 2015, cash and cash equivalents of the Company consisted of the following (in thousands):

	May 31,	August 31,
Cash and Cash Equivalents by Location	2016	2015
United States;
Denominated in U.S. dollars	$257	$887
Taiwan;
Denominated in U.S. dollars	1,377	1,716
Denominated in New Taiwan dollars	1,078	1,067
Denominated in other currencies	474	344
China (including Hong Kong);
Denominated in U.S. dollars	7	262
Denominated in Renminbi	336	531
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$3,530	$4,808

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

Net revenues generated from sales to the top ten customers represented 62% and 60% of the Company’s total net revenues for the three and nine months ended May 31, 2016, respectively, and 60% and 61% of the Company’s net revenues for the three and nine months ended May 31, 2015, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 81%  and 80% of the Company’s net revenues for the three and nine months ended May 31, 2016, respectively, and 53% and 70% of the Company’s net revenues for the three and nine months ended May 31, 2015, respectively.

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

Recent Accounting Pronouncements

In March 2016, FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard will be effective for the Company on September 1, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The new standard is effective for the Company on September 1, 2016. Management expects the adoption of the ASU will not have a material effect on the accompanying financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of ASU 2014-09 to periods beginning on or after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that year. With the deferral, the Company expects the new standard will be effective for the Company on September 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. Management is evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2016 and August 31, 2015 consisted of the following (in thousands):

	May 31,	August 31,
	2016	2015
Raw materials	$1,621	$1,857
Work in process	628	793
Finished goods	2,149	3,274
Total	$4,398	$5,924

Inventory write-downs to estimated net realizable values were $1,206 thousand and $1,161 thousand for the nine months ended May 31, 2016 and 2015, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2016 and August 31, 2015 consisted of the following (in thousands):

	May 31,	August 31,
	2016	2015
Buildings and improvements	$14,534	$13,883
Machinery and equipment	56,624	58,075
Leasehold improvements	482	474
Other equipment	3,722	3,732
Construction in progress	974	1,418
Total property, plant and equipment	76,336	77,582
Less: Accumulated depreciation, amortization and impairment	(59,329)	(56,803)
Property, plant and equipment, net	$17,007	$20,779

Intangible Assets

Intangible assets as of May 31, 2016 and August 31, 2015 consisted of the following (in thousands):

	May 31, 2016
	Weighted		Accumulated
	Average	Gross	Amortization	Net
	Amortization	Carrying	and	Carrying
	Period (Years)	Amount	Impairment	Amount
Patents and trademarks	15	$1,432	$405	$1,027
Acquired technology	5	659	440	219
Total		$2,091	$845	$1,246

	August 31, 2015
	Weighted		Accumulated
	Average	Gross	Amortization	Net
	Amortization	Carrying	and	Carrying
	Period (Years)	Amount	Impairment	Amount
Patents and trademarks	14	$1,390	$333	$1,057
Acquired technology	5	662	366	296
Total		$2,052	$699	$1,353

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2016 and August 31, 2015 consisted of the following (in thousands, except percentages):

	May 31, 2016		August 31, 2015
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	33%	$49	33%	$129
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	1,881	Various	1,885
Total investments in unconsolidated entities		$1,930		$2,014

There were no dividends received from unconsolidated entities through May 31, 2016.

Equity Method Investments

The Company and the other investor in SILQ, a joint venture in Malaysia which was engaged in the design, manufacture and sale of lighting fixtures and systems, each owned a 50% equity interest in SILQ in 2009. In January 2014, the Company participated in SILQ’s capital increase and contributed $76 thousand. Following the capital increase, the Company’s equity interest in SILQ was diluted from 50% to 49%, and consequently, the Company recognized a gain on dilution of its investment of $26 thousand. The dilution gain was recognized as additional paid in capital in the consolidated statement of changes in equity. In April 2014, the Company sold part of its equity interest in SILQ to the other investor for a cash consideration of $114 thousand and recognized a gain on sale of investment of $37 thousand. The gain was reported in the consolidated statements of operations in equity in losses from unconsolidated entities. Upon consummation of the sale, the Company’s equity interest in SILQ was reduced from 49% to 33%. The Company subsequently invested $130 thousand in SILQ’s capital increase in April 2014 and its equity interest remains unchanged. SILQ applied for dissolution in May 2016 and was in the process of being dissolved as of May 31, 2016. The carrying amount of the Company's investment in SILQ was reduced to its proportionate share of the net realizable value reported by SILQ.

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

5. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are including cancellable and noncancellable and which expire at various dates between June 2017 and December 2020. Lease expense related to these noncancellable operating leases was $109 thousand and $346 thousand for the three and nine months ended May 31, 2016, respectively, and $130 thousand and $438 thousand for the three and nine months ended May 31, 2015, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of May 31, 2016 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2016	$115
2017	476
2018	317
2019	117
2020	99
Thereafter	33
Total	$1,157

Purchase Obligations—The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.6 million and $2.6 million as of May 31, 2016 and August 31, 2015, respectively.

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

Common stock purchase agreement—The Company entered into a definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han’s difficulty in transferring funds from China. To date, the Company has only received approximately $261 thousand of the $5 million purchase price. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by the Company, to pay the Company $3 million in liquidated damages plus the legal fees incurred by the Company relating to the sale. On June 29, 2015, the Company provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. On July 6, 2015, Mr. Han replied in a letter that he acknowledged receipt of the payment demand notice and the balance he owed under the Agreement. He also expressed his intent to continue with the terms and conditions in the Agreement. However, he was unable to transfer personal investment funds out of China. He requested an extension of time to complete the purchase. The Company’s Board rejected his request of granting him more time to execute the Agreement and filed a complaint for breach of contract in the Delaware Court of Chancery in April 2016. Mr. Han filed an answer and counterclaim seeking rescission of the Agreement and a return of his $261 thousand payment. If the Company receives a judgment, there can be no assurance when the Company can collect any judgment for liquidated damages. This gain contingency has not been recognized in these consolidated financial statements, and the amount liquidation damages collected, if any, will be recognized when received.

6.  Common Stock

Reverse Stock Split—On April 15, 2016, the Company amended its certificate of incorporation to effect a one-for-ten (1:10) reverse stock split.  This reverse stock split became effective as of the close of business on April 15, 2016. The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of outstanding shares of common stock by the ratio. Accordingly, the outstanding shares, stock options disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

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

A total of 6,349 thousand shares was reserved for issuance under the 2005 Plan and 2010 Plan as of both May 31, 2016 and 2015. As of May 31, 2016 and 2015, there were 3,836 thousand and 3,886 thousand shares of common stock available for future issuance under the equity incentive plans.

In April 2016, SemiLEDs granted 8 thousand restricted stock units to its directors that vest 100% on the earlier of April 12, 2017 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $3.4 per unit.

During fiscal 2015, SemiLEDs granted 10 thousand restricted stock units to the Company’s executives and employees. These stock units vest over four years at a rate of 25% on each anniversary of the vesting start date. The grant-date fair value of stock units was equal to the closing price of the common stock on the date of grant. In addition, in May 2015, SemiLEDs granted 5  thousand restricted stock units to its directors that vested 100% on April 12, 2016. The grant-date fair value of the restricted stock units was $8.20 per unit. Each restricted stock unit represents the contingent right to one share of SemiLEDs’ common stock.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Cost of revenues	$20	$49	$74	$264
Research and development	7	22	37	133
Selling, general and administrative	72	196	188	695
	$99	$267	$299	$1,092

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Stock units and stock options to purchase common stock	12	23	31	53

9. Income Taxes

The Company’s loss before income taxes for the three and nine months ended May 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
U.S. operations	$(271)	$(203)	$(518)	$(706)
Foreign operations	(2,992)	(2,843)	(8,605)	(9,615)
Loss before income taxes	$(3,263)	$(3,046)	$(9,123)	$(10,321)

Unrecognized Tax Benefits

As of both May 31, 2016 and August 31, 2015, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2015 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Employee Termination Benefits

In December 2015, the Company announced a restructuring plan with respect to its chips manufacturing operation in order to better align its fabless business model. Under the restructuring plan, the Company implemented certain workforce reductions with respect to its chips manufacturing operation. In the second quarter of 2016, part of its employees related to the Company’s chips manufacturing transferred to their ODM partner. The Company also reduced the workforce at chips manufacturing operations that are no longer required to support production and operations. Accordingly, employee termination benefits of $59 thousand for 27 employees, or approximately 11 percent of the workforce, and $207 thousand for 66 employees, or approximately 23 percent of the workforce, were recognized for the three and nine months ended May 31, 2016.

11. Subsequent Events

On July 6, 2016, the Company entered into a purchase agreement with Dr. Peter Chiou (the “Investor”) to purchase 577,000 newly issued shares of the Company’s common stock at $5.00 per share. This represents approximately 19.6% of the outstanding shares of the Company. The Investor has also agreed to purchase a $1,615,000 SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note will be convertible into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date.

These investments are expected to be funded to SemiLEDs Corporation in three installments as follows:

1.	1st installment of $1,000,000 has been wired to the Company’s bank account.
2.

2nd installment of $1,885,000 will be wired to the Company on or before August 15, 2016. Upon completion of the share purchase, Dr. Chiou will be appointed a member of SemiLEDs Corporations’ Board of Directors; Dr. Chiou has agreed to waive any compensation for his services on the Board.

3.	3rd installment of $1,615,000 will be wired to the Company on or before September 29, 2016.

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

•	Declining cash position.

•	The successful completion of the pending $4.5 million equity and note financing.

•

Our ability to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations, the difficulty of which may increase if our common stock is delisted from the NASDAQ Stock Market.

•	The inability of our ODM partner or other contract manufacturers to produce products that satisfy our requirements.

•	Our ability to implement our cost reduction programs and to execute our restructuring plan effectively.

•	Our ability to improve our gross margins, reduce our net losses and restore our operations to profitability.

•	Our ability to collect the $3 million liquidated damages owed to us by the investor who failed to complete a private placement in 2015.

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

•	Loss of customers.

•	Failure of our strategy of marketing and selling our products in jurisdictions with limited intellectual property enforcement regimes.

•	Lack of marketing and distribution success by our third-party distributors.

•	Our customers’ ability to produce and sell products incorporating our LED products.

•	Our failure to adequately prevent disclosure of trade secrets and other proprietary information.

•	Ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting.

•	Our ability to profit from existing and future joint ventures, investments, acquisitions and other strategic alliances.

•	Impairment of goodwill, long-lived assets or investments.

•	Undetected defects in our products that harm our sales and reputation and adversely affect our manufacturing yields.

•	The availability of adequate and timely supply of electricity and water for our manufacturing facilities.

•	Our ability to comply with existing and future environmental laws and the cost of such compliance.

•	The ability of SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, to make dividends and other payments to SemiLEDs Corporation.

•	Our ability to obtain necessary regulatory approvals to make further investments in Taiwan SemiLEDs.

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

These technical capabilities enable us to produce LED chips and LED component products. We entered into a Foundry Services and Licensing Agreement with an ODM partner in December 2015 to assist us with the restructuring of our chips manufacturing operations. The ODM partner is working with us to ODM vertical chips for us using our vertical technology. We granted our ODM partner a royalty-free, non-transferable, nonexclusive license to use our technology and intellectual property for internal use by the ODM partner’s employees at its facilities for the purpose of manufacturing, testing and supplying us its products. We believe these capabilities, know-how and partnership should also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices.

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. Our most significant subsidiary is our wholly owned operating subsidiary, SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, where a substantial portion of our assets are held and located, where a substantial portion of our research, development, manufacturing, marketing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, marketing and sale of LED components. As of May 31, 2016, we also owned a 93% equity interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, a company engaged in the design, manufacture and sale of lighting fixtures and systems.

We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of May 31, 2016, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd. or SILQ, a joint venture established in Malaysia that is currently in the process of being dissolved.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

Our ability to raise additional debt funding, sell additional equity securities and improve our liquidity.   We may need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations. However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

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

•

Changes in our product mix.  We anticipate that our gross margins will continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, we continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity to develop as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. As a strategic plan, we have placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. Steadily growth of the module product and the continued commercial sales of our UV LED product are expected to improve our gross margin, operating results and cash flows. In addition, we have adjusted the lower-priced LED components strategy as appropriate. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. The exit of the United Kingdom from the E.U. (the “Brexit”) may also cause disruptions and lead to a lot of global economic uncertainty.  When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three and nine months ended May 31, 2016, sales to our three largest customers, in the aggregate, accounted for 32% and 36% of our revenues, respectively.

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

•

Declining cash position.    Our cash and cash equivalents decreased to $3.5 million as of May 31, 2016 due to the combination of our net cash used in operating activities, payments related to long-term debt, and cash outlays for fixed assets to expand our Chu-Nan Facility for the consolidation of our manufacturing operations. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily beginning in 2017. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates — Basis of Presentation — Going Concern” for more information about our liquidity plans.

Recent Developments

On July 6, 2016, we entered into a purchase agreement with Dr. Peter Chiou to purchase 577,000 newly issued shares of the Company’s common stock at $5.00 per share. This represents approximately 19.6% of the outstanding shares of the Company. Dr. Chiou has also agreed to purchase a $1,615,000 SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note will be convertible into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date.

These investments are expected to be funded to SemiLEDs Corporation in three installments as follows:

1.1st installment of $1,000,000 has been wired to the Company’s bank account.

2.2nd installment of $1,885,000 will be wired to the Company on or before August 15, 2016. Upon completion of the share purchase, Dr. Chiou will be appointed a member of SemiLEDs Corporations’ Board of Directors; Dr. Chiou has agreed to waive any compensation for his services on the Board.

3.3rd installment of $1,615,000 will be wired to the Company on or before September 29, 2016.

There is no assurance that we can successfully close the financing or if Dr. Chiou is able to meet the funding requirements of the purchase agreement.

On April 22, 2016, we filed a complaint in the Delaware Court of Chancery against Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group for breach of the definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) for his failure to transfer the full purchase price from China. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by us, to pay us $3 million in liquidated damages plus the legal fees incurred by us relating to the sale. To date, we have only received approximately $261 thousand of the $5 million purchase price. Mr. Han filed an answer and counterclaim seeking rescission of the Agreement and a return of his $261 thousand payment. We filed an answer and defenses to Mr. Han’s counterclaim on July 11, 2016 requesting a judgment in the Company’s favor and an order declaring that liquidated damages are due and payable to SemiLEDs and awarding SemiLEDs fees and expenses incurred in connection with the Agreement. There can be no assurance that we will obtain a judgment for the $3 million in liquidated damages, or, if we do, that we will be able to collect any judgment in China or elsewhere.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the nine months ended May 31, 2016 as compared to those disclosed in our 2015 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On May 31, 2016, the exchange rate was 32.62 NT dollars to one U.S. dollar. On July 7, 2016, the exchange rate was 32.30 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2014	29.94	30.60	29.36	29.90
Fiscal 2015	31.08	32.86	29.86	32.50
September 2015	32.61	33.00	32.35	32.87
October 2015	32.49	32.90	32.24	32.44
November 2015	32.60	32.80	32.34	32.59
December 2015	32.79	32.89	32.68	32.83
January 2016	33.46	33.77	33.01	33.45
February 2016	33.28	33.56	33.02	33.24
March 2016	32.69	33.16	32.19	32.19
April 2016	32.33	32.43	32.24	32.26
May 2016	32.56	32.77	32.18	32.62
June 2016	32.38	32.61	32.18	32.28
July 2016 (through July 7, 2016)	32.27	32.38	32.20	32.30

(1)	Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2016 Compared to the Three Months Ended May 31, 2015

	Three Months Ended May 31,
	2016		2015
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$176	7%	$778	22%	$(602)	(77)%
LED components	1,803	76%	2,011	58%	(208)	(10)%
Lighting products	363	15%	529	15%	(166)	(31)%
Other revenues(1)	36	2%	190	5%	(154)	*
Total revenues, net	2,378	100%	3,508	100%	(1,130)	(32)%
Cost of revenues	3,828	161%	4,367	124%	(539)	(12)%
Gross loss	$(1,450)	(61)%	$(859)	(24)%	$(591)	69%

*  Not meaningful

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 32% to $2.4 million for the three months ended May 31, 2016 from $3.5 million for the three months ended May 31, 2015. The decrease in revenues was driven primarily by a $0.6 million decrease in revenues attributable to sales of LED chips,  a  $0.2 million decrease in revenues attributable to sales of lighting products,  a $0.2 million decrease in revenues attributable to sales of LED components and a $0.1 million decrease in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips represented 7% and 22% of our revenues for the three months ended May 31, 2016 and 2015, respectively.  The decrease in revenues attributable to sales of LED chips was the result of a 77% decrease in the volume of LED chips sold, primarily due to our strategic decision to place greater emphasis on the sales of LED components rather than the sales of LED chips and a business interruption as a result of the restructuring plan which has and continues to impact our ability to serve the needs of our customers on a timely basis.

Revenues attributable to the sales of our LED components represented 76% and 58% of our revenues for the three months ended May 31, 2016 and 2015, respectively. The decrease in revenues attributable to sales of LED components was due to  seasonal swings in demand for the UV LED components product, which more than offset the increase in new module product sales and which resulted in an overall decrease in the sales of our LED components for the three months ended May 31, 2016 and our decision to exit certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time.

Revenues attributable to the sales of lighting products represented 15% of our revenues for both the three months ended May 31, 2016 and 2015. Revenues attributable to the sales of lighting products were lower for the three months ended May 31, 2016 primarily due to a slowdown in demand on LED luminaries and retrofits, offset in part by an increase in non-recurring project-based orders for LED lighting products compared to the three months ended May 31, 2015.

The decrease in other revenues, consisting primarily of revenues attributable to the sales of scrap and raw materials, and the provision of services was the result of fewer raw materials and scraps sold and a decrease in service revenues for the three months ended May 31, 2016.

Cost of Revenues

Our cost of revenues decreased by 12% from $4.4 million for the three months ended May 31, 2015 to $3.8 million for the three months ended May 31, 2016. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction and the result of lower sales volume for our LED chips and components for the three months ended May 31, 2016.

Gross Loss

Our gross loss increased from a loss of $0.9 million for the three months ended May 31, 2015 to a loss of $1.5 million for the three months ended May 31, 2016. Our gross margin percentage was negative 61% for the three months ended May 31, 2016, as compared to negative 24% for the three months ended May 31, 2015. The gross margin percentage decline was a consequence of the significant reduction in revenues, primarily due to reduced sales of LED components and LED chips, as more fully described above.

Operating Expenses

	Three Months Ended May 31,
	2016		2015
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$394	17%	$594	17%	$(200)	(34)%
Selling, general and administrative	1,267	53%	1,621	46%	(354)	(22)%
Employee termination benefits	59	2%	—	—%	59	—%
Gain on disposal of long-lived assets	(29)	(1)%	—	—%	(29)	—%
Total operating expenses	$1,691	71%	$2,215	63%	$(524)	(24)%

Research and development.  Our research and development expenses decreased from $0.6 million for the three months ended May 31, 2015 to $0.4 million for the three months ended May 31, 2016. The decrease was primarily due to a $0.2 million decrease in materials and supplies spending on research and development activities.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $1.6 million for the three months ended May 31, 2015 to $1.3 million for the three months ended May 31, 2016. The decrease was mainly attributable to a $0.3 million decrease in payroll and stock based compensation due to workforce reductions and normal attrition, offset in part by an increase in professional service expenses, mainly legal and advisory services for implementing the reverse stock split.

Employee termination benefits.  Employee termination benefits of $59 thousand were recognized for severance-related expenses for workforce reductions with respect to our restructuring plan on chips manufacturing operation for the three months ended May 31, 2016.

Gain on disposal of long-lived assets.    We recognized a gain of $29 thousand on the disposal of long-lived assets for the three months ended May 31, 2016. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Three Months Ended May 31,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Equity in gain (loss) from unconsolidated entities	$(79)	(3)%	$40	1%
Interest expenses, net	(13)	(1)%	(26)	(1)%
Other income, net	48	2%	29	1%
Foreign currency transaction loss, net	(78)	(3)%	(15)	0%
Total other income (expenses), net	$(122)	(5)%	$28	1%

Equity in gain (loss) from unconsolidated entities.  We recognized loss and gain from our portion of the net loss and net income from SILQ, an unconsolidated entity, for the three months ended May 31, 2016 and 2015, respectively. SILQ is currently in the process of being dissolved. We also recognized additional loss to reduce the carrying amount of our investment in SILQ to our proportionate share of the net realizable value reported by SILQ for the three months ended May 31, 2016.

Interest expenses, net.  The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the repayment of debt.

Other income, net.  Our other income consists primarily of rental income from the lease back of the second floor of our Hsinchu building to the original owner, net of related depreciation charge, and government subsidy income to our research and development plan.

Foreign currency transaction loss, net.  We recognized net foreign currency transaction loss of $78 thousand and $15 thousand for the three months ended May 31, 2016 and 2015, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2016 and was zero for fiscal 2015, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended May 31,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(10)	(0)%	$(5)	(0)%

We recognized net losses attributable to noncontrolling interests of $10 thousand and $5 thousand for the three months ended May 31, 2016 and 2015, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 7% equity interest in Ning Xiang.

Nine Months Ended May 31, 2016 Compared to the Nine Months Ended May 31, 2015

	Nine Months Ended May 31,
	2016		2015
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$588	7%	$2,022	18%	$(1,434)	(71)%
LED components	6,310	76%	6,771	62%	(461)	(7)%
Lighting products	1,218	15%	1,765	16%	(547)	(31)%
Other revenues(1)	141	2%	444	4%	(303)	*
Total revenues, net	8,257	100%	11,002	100%	(2,745)	(25)%
Cost of revenues	11,946	145%	14,055	128%	(2,109)	(15)%
Gross loss	$(3,689)	(45)%	$(3,053)	(28)%	$(636)	21%

*  Not meaningful

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by approximately 25% from $11.0 million for the nine months ended May 31, 2015 to $8.3 million for the nine months ended May 31, 2016. The $2.7 million decrease in revenues reflects a $1.4 million decrease in revenues attributable to sales of LED chips,  a $0.5 million decrease in revenues attributable to sales of LED components,  a  $0.5 million decrease in revenues attributable to sales of lighting products,  and a $0.3 million decrease in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips represented 7% and 18% of our revenues for the nine months ended May 31, 2016 and 2015, respectively.  The decrease in revenues attributable to sales of LED chips was the result of a 63% decrease in the volume of LED chips sold, primarily due to a slowdown in demand, our strategic decision to place greater emphasis on the sales of LED components rather than the sales of LED chips and a business interruption as a result of the restructuring plan which has and continues to impact our ability to serve the needs of our customers on a timely basis.

Revenues attributable to the sales of our LED components represented 76% and 62% of our revenues for the nine months ended May 31, 2016 and 2015, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volume sold for the UV LED components product, and average selling price erosion, offset in part by the increase in new module product sales. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time.

Revenues attributable to the sales of lighting products represented 15% and 16% of our revenues for the nine months ended May 31, 2016 and 2015, respectively. Revenues attributable to the sales of lighting products were lower for the nine months ended May 31, 2016 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products compared to the nine months ended May 31, 2015.

The decrease in other revenues was primarily due to fewer raw materials and scraps sold and a decrease in service revenues for the nine months ended May 31, 2016.

Cost of Revenues

Our cost of revenues decreased by 15% from $14.1 million for the nine months ended May 31, 2015 to $11.9 million for the nine months ended May 31, 2016. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction and the result of lower sales volume for our LED chips and components for the nine months ended May 31, 2016.

Gross Loss

Our gross loss was $3.7 million and $3.1 million for the nine months ended May 31, 2016 and 2015, respectively. Our gross margin percentage was negative 45% for the nine months ended May 31, 2016, as compared to negative 28% for the nine months ended May 31, 2015, as a consequence of the reduction in revenues, primarily due to decreases in the sales of UV LED components and the average selling prices, which is more fully described above, and excess capacity charges for our LED chips because of lower factory utilization.

Operating Expenses

	Nine Months Ended May 31,
	2016		2015
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,617	20%	$1,954	18%	$(337)	(17)%
Selling, general and administrative	3,557	43%	5,648	51%	(2,091)	(37)%
Employee termination benefits	207	2%	—	—%	207	—%
Gain on disposals of long-lived assets, net	(27)	(0)%	(287)	(3)%	260	(91)%
Total operating expenses	$5,354	65%	$7,315	66%	$(1,961)	(27)%

Research and development.  Our research and development expenses decreased from $2.0 million for the nine months ended May 31, 2015 to $1.6 million for the nine months ended May 31, 2016. The decrease was primarily due to a $0.2 million decrease in payroll expense and other operating expenses as a result of lower headcount, a $0.1 million decrease in materials and supplies used in research and development, and a $0.1 million decrease in depreciation and amortization expense.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $5.6 million for the nine months ended May 31, 2015 to $3.6 million for the nine months ended May 31, 2016. The decrease was mainly attributable to a $1.1 million decrease in payroll and stock based compensation expense,  a $0.5 million decrease in professional service expenses,  mainly legal and advisory services and decreases in various other expenses including depreciation and amortization, travel related expenses, rent and advertisement of $0.4 million. We have started to realize the benefits of operating cost reductions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities.

Employee termination benefits.  Employee termination benefits of $0.2 million were recognized for severance-related expenses for workforce reductions with respect to our restructuring plan on chips manufacturing operation for the nine months ended May 31, 2016.

Gain on disposal of long-lived assets, net.  We recognized a gain of $27 thousand and $287 thousand, net on the disposal of long-lived assets for the nine months ended May 31, 2016 and 2015, respectively.  Primarily due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Nine Months Ended May 31,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Equity in losses from unconsolidated entities	$(79)	(1)%	$(16)	0%
Interest expenses, net	(42)	(0)%	(74)	(1)%
Other income, net	101	1%	88	1%
Foreign currency transaction gain (loss), net	(60)	(1)%	49	0%
Total other income (expenses), net	$(80)	(1)%	$47	0%

Equity in losses from unconsolidated entities.  We recognized loss from our portion of the net loss from SILQ, an unconsolidated entity. SILQ is currently in the process of being dissolved. We also recognized additional loss to reduce the carrying amount of our investment in SILQ to our proportionate share of the net realizable value reported by SILQ for the nine months ended May 31, 2016.

Interest expenses, net.  The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the repayment of debt.

Other income, net.  Our other income consists primarily of rental income from the lease back of the second floor of our Hsinchu building to the original owner, net of related depreciation charge, and government subsidy income to our research and development plan.

Foreign currency transaction gain (loss), net.  We recognized a net foreign currency transaction loss of $60 thousand for the nine months ended May 31, 2016, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries, as compared to a net foreign currency transaction gain of $49 thousand for the nine months ended May 31, 2015 due to the appreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense

	Nine Months Ended May 31,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Income tax expense	$—	—%	$1	0%

Although we incurred a loss before income taxes for the nine months ended May 31, 2016, we did not recognize any related income tax benefits. Our effective tax rate is estimated to be approximately zero for fiscal 2016, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

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

Net Loss Attributable to Noncontrolling Interests

	Nine Months Ended May 31,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(19)	(0)%	$(48)	(0)%

We recognized net losses attributable to noncontrolling interests of $19 thousand and $48 thousand for the nine months ended May 31, 2016 and 2015, respectively, which were attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 13% equity interest in Ning Xiang beginning in November 2013, and reduced to 7% beginning in December 2014.

Liquidity and Capital Resources

As of May 31, 2016 and August 31, 2015, we had cash and cash equivalents of $3.5 million and $4.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We received the cash down payment of $3 million on December 14, 2015 for the potential sale of our headquarters building, at a sales price of $5.2 million. The sale is scheduled to close on December 31, 2017. At any time before December 31, 2017, we have the right to cancel the agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interest payable to the buyer.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.9 million and $3.9 million as of May 31, 2016 and August 31, 2015, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.7% to 2.0% per annum as of both May 31, 2016 and August 31, 2015, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $12 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of May 31, 2016, our outstanding balance on this note payable was approximately $1.1 million.

•

The second note payable requires monthly payments of principal and interest in the amount of $17 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of May 31, 2016, our outstanding balance on this note payable was approximately $1.8 million.

•

The third note payable, which we entered in January 2013 and had been fully drawn down, requires monthly payments of principal and interest in the amount of $29 thousand over the three-year term of the note with final payment to occur in July 2016 and, as of May 31, 2016, our outstanding balance on this note payable was approximately $38 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $6.2 million and $7.1 million as of May 31, 2016 and August 31, 2015, respectively.

We have incurred significant losses since inception. We have suffered losses from operations of $13.3 million and $24.8 million, gross losses on product sales of $4.1 million and $11.3 million, and net cash used in operating activities of $4.5 million and $15.7 million for the years ended August 31, 2015 and 2014, respectively. Loss from operations for the three and nine months ended May 31, 2016 were $3.1 million and $9.0 million, respectively. Gross loss on product sales for the three and nine months ended May 31, 2016 were $1.5 million and $3.7 million, respectively. Further, at May 31, 2016, the Company’s cash and cash equivalents was down to $3.5 million. These facts and conditions raise substantial doubt about our ability to continue as a going concern. However, our management has developed a liquidity plan as summarized below, that if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, and allow the development of its core business.

•	Raising approximately $4.5 million of cash through the private placement of additional common shares and debt of the Company to an investor.

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

•

Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. In the second quarter of fiscal 2016, our new module product has moved from sampling stage to mass production and begun shipment to our customers. Steadily growth of the module product and the continued commercial sales of its UV LED product are expected to improve our future gross margin, operating results and cash flows. We are targeting niche markets and focused on product enhancement and developing its LED product into many other applications or devices.

•

Continuing to monitor prices, work with current and potential vendors to decrease costs and, consistent with our existing contractual commitments, may decrease our activity level and capital expenditures further. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility.

•	Raising additional cash through further equity offerings, sales of assets and/or issuance of debt as considered necessary and looking at other potential business opportunities.

While we believe that these liquidity plan measures should be adequate to satisfy our liquidity requirements for the twelve months ending May 31, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended May 31,
	2016	2015
Net cash used in operating activities	$(2,909)	$(3,928)
Net cash used in investing activities	$(375)	$(957)
Net cash provided by (used in) financing activities	$2,055	$(1,453)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2016 and 2015 was $2.9 million and $3.9 million, respectively. The cash flows used in operating activities for the nine months ended May 31, 2016 was $1  million lower, primary attributable to the decrease in cash used to pay for salary-related expenses due to the reduction of employees engaged in manufacturing activities as we restructured our manufacturing operations and the termination of employees. In addition, a decrease in cash used to pay for materials and supplies used in production and research and development reflecting the effect of cost reduction.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2016 was $0.4 million, primarily relating to $0.7 million in purchases of machinery and equipment and payments for the build out of our manufacturing facility and leasehold improvements, partially offset by a $0.3 million in proceeds from the sale of machinery and equipment.

Net cash used in investing activities for the nine months ended May 31, 2015 was $1.0 million, consisting primarily of purchases of $1.3 million in property, plant and equipment representing primarily the purchases of machinery and equipment and payments for leasehold improvements, offset by decrease in restricted cash.

Cash Flows Provided By (Used In) Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2016 was $2.1 million, consisting of the receipt of the $3.0 million initial installment of cash consideration for the potential sale of our headquarters building, offset in part by the payments on long-term debt of $0.9 million.

Net cash used in financing activities for the nine months ended May 31, 2015 was the payments on long-term debt.

Capital Expenditures

We had capital expenditures of $0.7 million and $1.3 million for the nine months ended May 31, 2016 and 2015, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of May 31, 2016, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are suing Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group for breach of a  definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) for his failure to transfer full purchase price from China. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by us, to pay us $3 million in liquidated damages plus the legal fees incurred by us relating to the sale. To date, we have only received approximately $261 thousand of the $5 million purchase price.

On April 22, 2016, we filed a complaint for breach of contract in the Delaware Court of Chancery. Mr. Han filed a counterclaim on June 24, 2016 alleging that the Agreement is impossible of performance as an individual citizen of China cannot lawfully transfer funds out of China in the amount of $5 million for a securities purchase and requesting us to return the $261 thousand to him. We filed an answer and defenses to Mr. Han’s counterclaim on July 11, 2016 requesting a judgment in the Company’s favor and an order declaring that liquidated damages are due and payable to SemiLEDs and awarding SemiLEDs fees and expenses incurred in connection with the Agreement. There can be no assurance that we will obtain a judgment for the $3 million in liquidated damages, or, if we do, that we will be able to collect any judgment in China or elsewhere.

Item 1A.  Risk Factors

Except for the following, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2015 Annual Report.

We may be unable to close our pending private placement or get shareholder approval to permit the conversion of the Note, which could impact our ability to continue as a going concern.

We entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou.  Pursuant to the agreement, Mr. Chiou will purchase 577,000 newly issued shares of common stock for $2,885,000 plus a convertible note for $1,615,000. Our ability to continue as a going concern is premised, in part, on our raising cash through this private placement, our ability to close the transaction in a timely manner, the investor’s availability of capital to complete the transaction, and our ability to get shareholder approval to allow the note to be converted into common stock upon maturity.  We have received $1 million of the total $4.5 million purchase price to date. There can be no assurance that we will receive the remaining installments of the funds on time, or if we do, we may not be able to successfully close the transaction, or if we close the transaction, we may not obtain the shareholder approval required for the conversion of the note at maturity. The failure to complete the sale or get shareholder approval would impact the viability of our liquidity plan and our ability to continue as a going concern.

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

Despite our planning, some cost-cutting and capital expenditure reduction measures could have unexpected negative consequences. As part of our ongoing cost reduction efforts, we may reduce our work force further and experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. Furthermore, capital expenditure reduction could adversely impact our future sales. In addition, there will be potential impairment charges for our equipment if the consignment negotiation does not materialize which may indicate that the carrying amount of the equipment might not be recoverable. While our cost and capital expenditure reduction efforts reduced, or are expected to reduce, our operating costs as well as capital expenditure, we cannot be certain that all efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future. Currently both our ODM partner and SemiLEDs are required to make significant commitments of resources to the extensive qualification process with chips before the ODM partner is able to ODM vertical chips for us using our vertical technology. However, qualification of the numerous products have caused and could continue to cause delays sufficient to have a material adverse effect on our operating results.

We may be unable to collect any liquidated damages that we may be entitled to, which could impact the viability of our liquidity plan.

We entered into a definitive common stock purchase agreement effective December 18, 2014 with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han’s difficulty in transferring funds from China. To date, we have only received approximately $261 thousand of the $5 million purchase price. Pursuant to the terms of the agreement, if Mr. Han did not purchase the shares before February 25, 2015, then, upon our written request, he is required to pay us $3 million in liquidated damages, plus the legal fees incurred by us. On June 29, 2015, we provided written notice to Mr. Han informing him that he is in breach of the Agreement for failure to provide full payment before February 25, 2015 and demanding that he remit the balance of the purchase price by July 16, 2015 or, alternatively, the $3 million in liquidated damages. On July 6, 2015, Mr. Han replied in a letter that he acknowledged receiving of the payment demand notice and the balance he owed under the Agreement. He also expressed his intent to continue with the terms and conditions in the Agreement. However, he was unable to transfer personal investment funds out of China. He requested an extension of time to complete the purchase. Our Board has rejected his request for more time to complete the Agreement and initiated legal actions to collect the amounts owed under the Agreement. We filed a complaint for breach of contract in the Delaware Court of Chancery on April 22, 2016. Mr. Han filed a counterclaim on June 24, 2016 alleging that the Agreement is impossible of performance as an individual citizen of China cannot lawfully transfer funds out of China in the amount of $5 million for a securities purchase and requesting us to return the $261 thousand to him. We filed an answer and defenses to Mr. Han’s counterclaim on July 11, 2016 requesting a judgment in the Company’s favor and an order declaring that liquidated damages are due and payable to SemiLEDs and awarding SemiLEDs fees and expenses incurred in connection with the Agreement. There can be no assurance that we will obtain a judgment for the $3 million in liquidated damages, or, if we do, that we will be able to collect any judgment in China or elsewhere.

If the U.S. dollar or other currencies in which our sales, raw materials, component purchases and capital expenditures are denominated fluctuate significantly against the New Taiwan, or NT, dollar and other currencies, our profitability may be seriously affected.

We have significant foreign currency exposure, and are primarily affected by fluctuations in exchange rates among the U.S. dollar, the NT dollar and other currencies. A portion of our revenues and expenses are denominated in currencies other than NT dollars, primarily U.S. dollars. We do not hedge our net foreign exchange positions through the use of forward exchange contracts or otherwise and as a result we are affected by fluctuations in exchange rates among the U.S. dollar, the NT dollar and other currencies. For example, the announcement of Brexit caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations.

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market, including among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share, that a majority of the members of our board of directors are independent under the NASDAQ Listing Rules and that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. On March 18, 2015, the closing minimum bid price of our common stock dropped below $1.00. On April 30, 2015, we received a letter from the NASDAQ Stock Market notifying us that we were not in compliance with the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Select Market. The NASDAQ Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, due to our common stock having traded for 30 consecutive business days below the minimum closing bid price requirement, we no longer met that requirement at that time. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided a cure period until October 27, 2015, to regain compliance with NASDAQ Listing Rule 5450(a)(1). However, we failed to regain compliance during this grace period. On November 2, 2015, we received approval from the Listing Qualifications Department of the NASDAQ to transfer the listing of our common stock from the NASDAQ Global Select Market to the NASDAQ Capital Market, effective at the opening of business on November 5, 2015. Following the transfer of the listing, we were granted an additional grace period until April 25, 2016 in accordance with NASDAQ Listing Rule 5810(c)(3)(F), to regain compliance with the minimum bid price requirement. To regain compliance and qualify for continued listing on the NASDAQ Capital Market, our common stock was required to have a closing bid price of at least $1.00 for a minimum of 10 consecutive business days.

We amended our certificate of incorporation to effect a one-for-ten reverse stock split of our shares of common stock. The reverse stock split became effective on April 15, 2016, and our common stock has been traded on the NASDAQ Capital Market on a post-split basis since the open of business on April 18, 2016. We regained compliance with NASDAQ Listing Rule 5450(a)(1) for our common stock having traded for 10 consecutive business days above the minimum closing bid price requirement on May 2, 2016.

On June 22, 2016, Arthur H. del Prado gave notice of his decision to resign from the Board of Directors of the Company effective immediately, which resulted in one vacancy on the audit committee. In accordance with NASDAQ Listing Rule 5605(c)(4)(B), we have been provided a cure period until the earlier of our next annual meeting of stockholders or June 22, 2017, to regain compliance with the audit committee requirements. If we do not regain compliance with the audit committee requirements by our 2017 annual meeting, NASDAQ will notify us that our common stock will be delisted.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 13, 2016	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SemiLEDs Corporation dated April 15, 2016 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form  8-K filed April 15, 2016)

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