Form 10-K
period 2016-08-31
SemiLEDs Corp
filed 2016-11-21
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-34992

SemiLEDs Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20‑2735523 (I.R.S. Employer Identification Number)

3F, No. 11 Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C. (Address of principal executive offices)	350 (Zip Code)

Registrant’s telephone number including area code: +886‑37‑586788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0000056 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non‑accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non‑affiliates of the registrant as of February 27, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Capital Market on such date, was approximately $4.2 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of November 16, 2016: 3,517,290.

Documents Incorporated By Reference:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SemiLEDs Corporation

Smaller Reporting Company — Scaled Disclosure

Pursuant to Item 10(f) of Regulation S‑K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies.”

i

PART I.

Forward‑looking Statements

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Form 10‑K, including statements regarding the future results of operations of SemiLEDs Corporation, or “we,” “our” or the “Company,” and financial position, strategy and plans, and our expectations for future operations, are forward‑looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward‑looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward‑looking statements. We have based these forward‑looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short‑term and long‑term business operations and objectives, and financial needs. These forward‑looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, Risk Factors. In light of these risks, uncertainties and assumptions, the forward‑looking events and circumstances discussed in this Form 10‑K may not occur, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward‑looking statements as a result of many factors.

Although we believe that the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have not assumed any obligation to, and you should not expect us to, update or revise these statements because of new information, future events or otherwise.

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

Utilizing our patented and proprietary technology, our manufacturing process begins by growing upon the surface of a sapphire wafer, or substrate, several very thin separate semiconductive crystalline layers of gallium nitride, or GaN, a process known as epitaxial growth, on top of which a mirror‑like reflective silver layer is then deposited. After the subsequent addition of a copper alloy layer and finally the removal of the sapphire substrate, we further process this multiple‑layered material to create individual vertical LED chips.

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

We have developed advanced capabilities and proprietary know‑how in:

•	reusing sapphire substrate in subsequent production runs;

•	optimizing our epitaxial growth processes to create layers that efficiently convert electrical current into light;

•	employing a copper alloy base manufacturing technology to improve our chip’s thermal and electrical performance;

•	utilizing nanoscale surface engineering to improve usable light extraction;

•	developing a LED structure that generally consists of multiple epitaxial layers which are vertically‑stacked on top of a copper alloy base; and

•	developing low cost Chip Scaled Packaging (CSP) technology.

These technical capabilities enable us to produce LED chips and LED component products. We entered into a Foundry Services and Licensing Agreement with an ODM partner in December 2015 to assist us with the restructuring of our chips manufacturing operations. We granted our ODM partner a royalty-free, non-transferable, nonexclusive license to use our technology and intellectual property for internal use by the ODM partner’s employees at its facilities for the purpose of manufacturing, testing and supplying us its products. The ODM partner is working with us to enable it to ODM vertical chips for us using our vertical technology. We believe these capabilities, know-how and partnership should also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices.

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, where a portion of our research, development, manufacturing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products. As of August 31, 2016, we also owned a 93% equity interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, a company engaged in the design, manufacture and sale of lighting fixtures and systems.

We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of August 31, 2016, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd. or SILQ, a joint venture established in Malaysia that is currently in the process of being dissolved.

Recent Developments

Settlement of Han Litigation.  On April 22, 2016, we filed a complaint in the Delaware Court of Chancery against Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group for breach of the definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) for his failure to transfer the full purchase price from China. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by us, to pay us $3 million in liquidated damages plus the legal fees incurred by us relating to the sale. In October 2016, we executed a settlement agreement with Mr. Han with respect to our complaint against Mr. Han. Pursuant to the settlement agreement, Mr. Han is required to pay us $200 thousand by November 30, 2016, and we agreed to dismiss our claim for any further liquidated damages.

Transition to Fabless Business Model.  The transition toward the fabless business model has taken longer than we anticipated and customer demand for our products has been lower than expected, leading to a dramatic decline in revenues and increased losses. As a result, we incurred significant net loss for the fiscal year ended August 31, 2016, which included significant impairment charges on our long-lived assets associated with our chips and components manufacturing operation. Although our business and reputation could be seriously harmed if the challenges relating to the delay in the transition toward the fabless business model are not able to be resolved soon, we still believe it is the right model and should help us to lower our cash needs while evaluating other potential business opportunities.

Our Technology

Our proprietary technology integrates copper alloy in a vertical LED structure. We first grow epitaxial layers on a sapphire wafer. The epitaxial layers are multiple doped GaN layers. At this point in the process, our structure has the following order: (i) sapphire; (ii) n‑doped GaN (N‑GaN); (iii) multi‑quantum well layers (MQWs); and (iv) p‑doped GaN (P‑GaN). Next, we deposit and define (by patterning and etching) multiple metal layers on the P‑GaN layer. These metal layers consist of several different mirror layers and copper alloy layers, which are deposited on top of the mirror layers by electroplating. The copper alloy metal layers, which are collectively called the P‑Contact Metal Layer, create low resistance contact with the P‑GaN layer.

We then remove the sapphire wafer from the N‑GaN layer through laser radiation, and the sapphire wafer is removed from the production line and recycled. The remaining device structure — consisting of the P‑Contact Metal Layer on top of the epitaxial layers — is then ready for further processing. To complete our LED device structure, we then deposit and define additional metal layers on top of the N‑GaN layers to achieve low resistance contact with the N‑GaN layers. These additional metal layers are collectively called the N‑Contact Metal Layer.

After this process, our final LED chip structure is: (i) copper alloy metal layer; (ii) P‑GaN; (iii) MQWs; (iv) N‑GaN; and (v) N‑contact Metal layer. Our final LED chip structure is diced into individual LED chips and then separated, tested and binned according to customer specifications, such as wavelength (color) and brightness. When a constant electrical current flows from our P‑Contact Metal Layer to our N‑Contact Metal Layer, light is generated in the MQWs and emitted through the surface of the N‑GaN.

A significant difference in our production process from conventional sapphire‑based LED chip production is our ability to recycle and re‑use the sapphire wafer multiple times. By reusing sapphire wafers, we reduce our dependence on sapphire and our wafer materials cost. In addition, the difference in the thermal expansion properties of the sapphire wafer and the doped GaN layers results in a “bowed” wafer due to the high temperatures used in the growth process. When the wafer “bows” significantly, the chip yield decreases substantially. Larger wafer sizes exacerbate the “bowing” effect. Our ability to remove the sapphire allows us to reduce wafer bowing during the patterning process.

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

Once light is generated in the MQWs of our LED chips, the light is emitted out of the N‑GaN surface. Our chip uses a high reflectivity metal between the copper alloy layer and the P‑GaN surface that acts as a mirror to reflect light more effectively out of the internal structure of the device. In contrast, in conventional sapphire‑based LED devices, leakage can occur when light escapes through the sides of the substrate or is converted to heat due to the higher internal resistance of the device. Furthermore, by optimizing the internal structure and surface of our epitaxial layers through our proprietary nanosurface engineering, a greater portion of light is extracted after generation within the device, whereas conventional sapphire‑based LED devices have a semi‑transparent contact layer (STCL) which absorbs and reduces the amount of light that can be emitted vertically from the chip. We are also developing various packaging technologies, such as component cost reducing Advanced Packaging Technology called CSP, Multi‑Channel Emitters (MCE) and Chip‑On‑Board (COB).

Our Products

Our core products are LED components, which are the most important part of our business, as well as LED chips and lighting products.

LED Chips

We produce a wide variety of blue, white, green and UV LED chips, including our EV LED product series, currently ranging from chip sizes of 380 microns, or µm, by 380µm to 1520µm by 1520µm. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. Our LED chips are used primarily for applications in the general lighting market, including street lights and commercial, industrial and residential lighting. Our LED chips may also be used in specialty industrial applications, such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. In August 2014, we launched our Enhanced Flip Chip, or EF, LED series and newest line of white chip scale packages, the ReadyMount™ Enhanced CSP, or EC series. The EF series launched with the EF‑B40, a blue 40‑mil flip chip that simplifies the packaging and integration process by eliminating wire‑bonding while increasing both lumen‑density and decreasing the lumen‑per‑dollar value proposition while enabling packagers to use standard surface mount assembly techniques. By combining SemiLEDs’ Enhanced Flip chip approach with our innovative ReadyWhite™ phosphor technology, the EC delivers flexibility, reliability and manufacturability in a single 1.4mm × 1.4mm low profile device. Rated for input power of up to 3W, the EC is a fully packaged white emitter SMD component, ready for surface mounting on any board level module or COB application, lowering capital costs and enabling extremely high lumen density configurations. In March 2015, we announced our Phosphor Converted, or PC LED chip series, including PC Red, PC Green, and PC Amber, in a 40mil (1mm × 1mm) chip that combines with our ReadyWhite™ phosphor technology to minimize blue pass through in our product and therefore allow more options for our customers in these color ranges. Revenues from sales of our LED chips represented 8% and 17% of our revenues for the years ended August 31, 2016 and 2015, respectively.

LED Components

We currently package a portion of our LED chips into LED components for sale to distributors and end‑customers in selected markets. The majority of our LED components use chips that are greater than 860μm by 860μm, focusing on high wattage (>3W) applications. Our packaged products utilize high thermal conductivity aluminum nitride as the substrate and can be categorized into four different groups: UV, MCE, Automotives and Specialty lighting. Besides the standard products, we provide customization service for all market segments. Our UV LED product portfolio ranges from two to 200 electrical watts, and are designed for industrial applications such as printing, coating, curing, and medical/cosmetic uses. The MCE packages target entertainment, architectural, aquarium and horticultural lighting sectors. Variations of four, seven, 12, 16 channel LEDs allow users to control each LEDs separately to produce all colors in the visible light spectrum. We use specialized chip bonding technology to ensure minimal chip‑to‑chip distance in order to deliver optimized color mixing capability in compact packages. Automotive markets are technologically intensive sectors. We provide users with linear and tight light configuration that meets stringent customer demand. In July 2015, we received the Letter of Conformity for TS16949 automotive quality system certification. We intend to seek experienced partners to introduce our product to the new automotive market. We believe that an increase in public awareness and consumer interest as well as potential cost savings will generate a demand for automotive lighting technology. Specialty lighting consists of two products, 2016 series and infrared products. The 2016 series are used in smart phones camera flash modules while infrared products, with options of 30, 60, 90 and 120 degree view angles, are used in surveillance and IP cameras. In August 2015, we launched two UV COB module products: D4525 and D4825. These high density UV modules are suggested to be driven at 120W and 200W, respectively, with efficient thermal management. The modules are designed for various printing, curing, and PCB exposure industrial equipment, providing uncompromised reliability and optical output. Our LED components include different sizes and wattage to accommodate different demands in the LED market.

To differentiate ourselves from other LED package manufacturers, we are putting more resources towards module and system design. Along with our technical know-how in the chip and package sectors, we are able to further integrate electrical, thermal and mechanical manufacturing resources to provide customers with one-stop system services. Services include design, prototyping, OEM and ODM. Key markets that we set to target at the system end include different types of UV LED industrial printers, aquarium lighting, medical applications, niche imaging light engines, horticultural lighting and high standard commercial lighting.

Our packaging process includes chip bonding, wire bonding, phosphor coating, encapsulation, scribing, dicing and testing. We may, from time to time, establish packaging operations in selected markets for sale to distributors and end‑customers in such markets. We also contract with other manufacturers to produce for our LED components based on our design and technology requirements and under our quality control specifications and final inspection process. Revenues from sales of our LED components represented 76% and 65% of our revenues for the years ended August 31, 2016 and 2015, respectively.

Lighting Products

We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting product customers are primarily ODMs of lighting products and the end‑users of lighting devices. Revenues from sales of our lighting products represented 14% of our revenues for both the years ended August 31, 2016 and 2015.

Manufacturing

Our manufacturing operations, including those of Ning Xiang, are located in Taiwan. Starting in the fourth quarter of our fiscal 2011 and continuing through the first quarter of our fiscal 2017, we have suffered from the underutilization of our manufacturing capacity, primarily for our LED chips. Consequently, a portion of our manufacturing equipment was idled, resulting in significant excess capacity charges. We also use contract manufacturers to produce certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process. We anticipate moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we plan to consign or sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs.

Raw Materials and Components

We use the following raw materials in our LED chip manufacturing: metal organics, sapphire, copper alloy, gold slugs, sodium gold sulfite, aluminum granules and electrolytic nickel, among others. We use the following assembly materials in the production of our LED component products: gold bond wire, lead frame, ceramic substrate, phosphor, silicon zener‑diode, silicone rubber, eutectic (AuSn) bonding material and silver paste, among others. We also purchase industrial and general chemicals and gases for the manufacture of both our LED chips and LED components. We do not manufacture our lighting products from the raw materials but we assemble our lighting products from individual components, such as LED emitters, electronic components, printed circuit boards, heat‑sink, lenses and other metal and plastic components.

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

Sales and Marketing

We market and sell our products through both our direct sales force and distributors. We primarily sell our LED components to distributors and end‑customers in selected markets, such as Taiwan, the United States and China. Our packaging customers package our LED chips and sell the packaged product to distributors or end‑customers. Our distributors resell our LED chips either to packagers or to end‑customers. We sell our LED chips to packagers and distributors. Our lighting product customers consist primarily of ODMs of lighting products and the end‑users of lighting devices with the sales made by our and Ning Xiang’s direct sales force.

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

Customers

We package our LED chips into LED components, which we sell to distributors and end‑customers in selected markets. In addition, we sell a portion of our LED chips products to packaging customers and LED chip distributors. Sales to distributors represented 4% and 8% of our revenues for the years ended August 31, 2016 and 2015, respectively.

We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2016 and 2015, our top ten customers collectively accounted for 60% and 59%, respectively, of our revenues. Some of our largest customers and what we produce or have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2016 and 2015, sales to our three largest customers, in the aggregate, accounted for 39% and 37% of our revenues, respectively. For the year ended August 31, 2016, sales to Revlon, Inc. and Illumitex, Inc. accounted for 23% and 11% of our total revenues, respectively. For the year ended August 31, 2015, sales to Revlon, Inc. and Beautyge Mexico, S.A. de C.V. accounted for 21% and 11% of our total revenues, respectively.

Our revenues are concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from sales to customers from these countries, in the aggregate, accounted for 79% and 71% of our net revenues for the years ended August 31, 2016 and 2015, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in these markets.

Our Joint Ventures and Investments

We have grown our business in part through strategic alliances and acquisitions, and may from time to time continue to grow our operations by participating in joint ventures, making acquisitions or establishing other strategic alliances with third parties in the LED and LED‑related industries. Although we have only a non-active joint venture, SILQ, which is in the process of being dissolved, we will continue to explore new opportunities for strategic alliances and acquisitions.

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

As of August 31, 2016, we had 148 patents issued and 5 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2016, we also had 182 patents issued and 9 patents pending before patent and trademark offices outside the United States. Of these 330 issued patents, 30 expire between the years 2017 and 2021, 134 expire between the years 2022 and 2026, 158 expire between the years 2027 and 2033, and 8 expire after year 2033. Ninety-four of our issued patents are design patents and one of our pending patents is a design patent. The foregoing numbers of issued and pending patents do not include those owned or filed by Ning Xiang. We believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to “SemiLEDs” in the United States and “MvpLED” in Taiwan, China and the United States.

Our industry is characterized by frequent intellectual property litigation involving patents, trade secrets, copyrights, mask designs, among others. From time to time, third parties may allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. Furthermore, other third parties may also assert infringement claims against our customers with respect to our products, or our customers’ products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers’ continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations. See “Risk Factors — Risks Related to Our Business — Intellectual property claims against us or our customers could subject us to significant costs and materially damage our business and reputation.”

Research and Development

We focus our research and development efforts on our design methodology and process technology for our LED products. We also focus on improving our production yields and increasing wafer sizes to lower our production costs. Our research and development team works closely with our manufacturing team. For the years ended August 31, 2016 and 2015, we invested approximately $2.0 million and $2.4 million, respectively, in research and development activities. We conduct our research and development activities at our manufacturing facilities in Taiwan. Our future research and development strategy will primarily focus on developing new products in collaboration with our ODM partners utilizing our vertical technology and our expertise in the manufacturing of LED components. We expect to be continually engineering new products and systems, as well as enhancements to existing products, to meet the needs of our customers. By leveraging the fabless business model, we expect to be able to minimize our own research and development costs associated with chip products, increase the scale of our business without increasing overhead and diversify our business risk among many sales channels.

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

We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Cree, Seoul Viosys Co. Ltd. or SVC, Everlight, LiteOn, LED Engin, Nichia Corporation, or Nichia, Philips (Lumileds), Osram-OS GmbH and Edison Opto Corporation, or Edison. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Nichia, Philips (Lumileds) and Osram-OS GmbH. Several substantially larger companies, such as Philips (Lumileds) and Osram-OS GmbH, compete against us with a relatively small segment of their overall business. In addition, several large and well‑capitalized semiconductor companies, such as Samsung Electronics Co., Ltd., or Samsung, LG Innotek Co., Ltd., or LG Innotek, have entered into the LED chip and UV market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips and LED packaging. We are also aware of a number of well‑funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED‑sector companies.

Some of our existing and potential competitors possess significant advantages, including longer operating histories, greater financial, technical, managerial, marketing, distribution and other resources, more long‑standing and established relationships with our existing and potential customers, greater name recognition, larger customer bases and greater government incentives and support.

We believe that the key competitive factors in our markets are:

•	consistently producing high‑quality LED chips with high efficacy;

•	balancing lumen output generation with providing low lumen cost;

•	providing a low total cost of ownership (i.e., cost, efficacy and lifespan) for end‑customers;

•	producing UVA LED for niche markets where customers value quality and performance more than cost; and

•	our sales channels.

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

In the lighting market, we face competition from fixtures and bulbs manufactured and marketed by other LED lighting fixture companies and from lighting products incorporating incandescent, fluorescent, halogen, ceramic metal halide or other lighting technology. In addition to lighting companies such as Cree, Philips (Lumileds) and Osram-OS GmbH, which are substantially larger and more established than us, we are also competing with numerous smaller companies that have traditionally been in the lighting industry or recently entered into the LED lighting market.

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

Working Capital

For a discussion of our working capital practices, see “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

Employees

As of August 31, 2016, we had approximately 225 employees. Most of these employees were based in Taiwan, with a small number of employees in China. None of our employees is represented by a labor union. We consider relations with our employees to be good.

Financial Information about Geographic Areas

We derive a substantial portion of our revenue from product sales to international customers. For information concerning geographic areas of our customers and geographic information concerning our long‑lived assets, see Note 12, “Product and Geographic Information,” of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A, Risk Factors, of this Annual Report.

Available Information

Our website is www.semileds.com. We make available free‑of‑charge through our website our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Our SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. A copy of our Annual Report on Form 10‑K is available without charge to stockholders upon written request to: Investor Relations, SemiLEDs Corporation, 3F, No.11 Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

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

Risks Related to Our Business

If we are unable to complete the sale of a note for $1.6 million or, if completed, we are unable to get shareholder approval to permit the conversion of the Note, we may not be able to continue as a going concern.

We entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive Limited (“Well Thrive”) on August 4, 2016. Pursuant to the agreement, Well Thrive purchased 577 thousand newly issued shares of common stock for $2,885 thousand on August 23, 2016. Well Thrive would also subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note will be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. However, the issuance of the Note is currently pending subject to receipt of the entire Note proceeds from Well Thrive. Our ability to continue as a going concern is premised, in part, on our raising cash through this note issuance, our ability to close the transaction in a timely manner, the investor’s availability of capital to complete the transaction, and our ability to get shareholder approval to allow the note to be converted into common stock upon maturity. We have received $500 thousand of the total $1,615 thousand Note amount to date. There can be no assurance that we will receive the remaining balance of the funds, or if we do, we may not be able to successfully close the transaction, or if we close the transaction, we may not obtain the shareholder approval required for the conversion of the Note at maturity. The failure to complete the sale or get shareholder approval would impact the viability of our liquidity plan and our ability to continue as a going concern.

We have incurred net losses in recent periods and may require additional financing. If financing is not available, we may be required to further downsize or discontinue operations.

We incurred net losses attributable to SemiLEDs stockholders of $21.3 million and $13.3 million for the years ended August 31, 2016 and 2015, respectively. We can give no assurance that we will not incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. As of August 31, 2016, we had an accumulated deficit of $167.2 million. Although our net cash balances increased to $6.0 million as of August 31, 2016 due to the receipt of the $2.9 million proceeds from issuance of common stock, net cash used in operating activities remains the primary factor driving the decrease in our cash position. These facts and conditions raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes it has developed a liquidity plan, as further described in elsewhere in this annual report, that if executed successfully should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

We depend on contract manufacturing for portions of our supply chain. The inability of our contract manufacturers to produce products that satisfy our requirements may have a material adverse effect on our business.

From time to time, we may use contract manufacturers to produce products or some parts of our products. For example, we are moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology for outsourcing the manufacturing of our vertical chips. Our reliance on such contract manufacturers exposes us to a number of significant risks, including:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply; and

•	the possible breach of the manufacturing agreement by the contract manufacturers because of factors beyond our control.

If these contract manufacturers fail to deliver products on time and at a satisfactory level of quality, we could have difficulties fulfilling our customer orders and our net revenues could decline. If our contract manufacturers were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, yields and costs, or in a timely manner, our business and reputation could be seriously harmed. For example, the transition toward the fabless business model has taken longer than we anticipated, leading to  a dramatic decline in revenues and increased losses for fiscal 2016.  Our business and reputation could be seriously harmed if the challenges relating to the delay in the transition toward the fabless business model are not able to be resolved soon. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines.

Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives. For example, in August 2015, we launched two high density UV COB modules, which are suggested to be driven at 120W and 200W, respectively, with efficient thermal management. Additionally, in the second quarter of fiscal 2016, our new module product successfully moved from sampling stage to mass production and began shipment to customers. We expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect or have to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable for us to recover all or a meaningful part of our investment. In addition, our new products or enhancements may need certifications or require qualifications by our customers or potential customers. For instance, in July 2015, we received the Letter of Conformity for TS16949 automotive quality system certification. However, both of the certification and qualification processes are lengthy and uncertain and may negatively impact our sales and marketing efforts to sell or transition our customers to such new products or enhancements. Furthermore, once introduced, new products may adversely impact sales of our older generation products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results.

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

As part of our strategy, we market and sell our products through third‑party distributors in certain markets such as Taiwan, the United States and China (including Hong Kong). We rely on these distributors to service end‑customers, and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and revenues from such jurisdictions and damage our brand reputation. If we are unable to effectively develop and expand our distribution channels, or do so in a timely manner, to ensure our products are reaching the appropriate customer base, our sales and results of operations may be adversely impacted. In addition, if we successfully develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver products in the timeline established by our customers. We have attempted to direct our efforts to areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment and placing a greater emphasis on the sale of LED components in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. We are now focused on developing as an end‑to‑end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. Continual introductions of new products and solutions, services, and enhancement of existing products and services, and effective servicing of customers are key to our competitive strategy. We also work to develop relationships with a select number of our customers to develop relationships which would continue to enhance our component product growth and profitability to complement our strategic focus. Our primary business objective is to provide our customers with a convenient, full-service, one-stop shopping solution for their needs by offering customized design services and high-quality products at good value. These strategies may negatively impact our revenues as we may not be able to develop and expand our customer base and distribution channels in a timely manner, among other reasons.

We do not control the activities of our distributors with respect to the marketing and sales of and customer service support for our products. Therefore, the reputation and performance of our distributors and the ability and willingness of our distributors to sell our products, uphold our brand reputation for quality, by providing, for example, high quality service and pre‑ and post‑sales support, and their ability to expand their businesses and their sales channels are essential to the future growth of our business and has a direct and material impact on our sales and profitability in such jurisdictions. Also, as with our individual customers, we do not have long‑term purchase commitments from our distributor customers, and they can therefore generally cancel, modify or reduce orders with little or no advance notice to us. As a result, any reductions or delays in, or cancellations of, orders from any of our distributors may have a negative impact on our sales and budgeting process.

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

Competition in the markets for LED products is intense, and we expect that competition will continue to increase. Increased competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition. Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per‑unit cost of production for our products. However, such cost savings currently have a limited impact on our gross profit, as we have suffered from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation.

We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Cree, SVC, Everlight, LiteOn, LED Engin, Nichia, Philips (Lumileds), Osram-OS GmbH and Edison. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Nichia, Philips (Lumileds) and Osram-OS GmbH. Several substantially larger companies, such as Philips (Lumileds) and Osram-OS GmbH, compete against us with a relatively small segment of their overall business. In addition, several large and well‑capitalized semiconductor companies, such as Samsung and LG Innotek, have entered into the LED chip and UV market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips and LED packaging. We are also aware of a number of well‑funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED‑sector companies. For example, the Chinese government subsidizes equipment costs, which enables manufacturers in China to remain price competitive and make it very difficult for foreign companies to compete.

In the lighting market, we face competition from fixtures and bulbs manufactured and marketed by other LED lighting fixture companies and from lighting products incorporating incandescent, fluorescent, halogen, ceramic metal halide or other lighting technology. In addition to lighting companies such as Cree, Philips (Lumileds) and Osram-OS

GmbH, which are substantially larger and more established than us, we also compete with numerous smaller companies that have traditionally been in the lighting industry or recently entered into the LED lighting market.

Our existing and potential competitors may have a number of significant advantages over us, including greater financial, technical, managerial, marketing, distribution and other resources, more long‑standing and established relationships with our existing and potential customers, greater name recognition, larger customer bases and greater government incentives and support. In addition, some of our competitors have been in operation much longer than we have and therefore may have more long‑standing and established relationships with our current and potential customers.

We compete primarily on the basis of our products’ performance, price, quality, and reliability and on our ability to customize products to meet customer needs. However, our competitors may be able to develop more competitive products, respond more quickly to new or emerging technologies, offer comparable products at more competitive prices or bring new products to the market earlier. Any failure to respond to increased competition in a timely or cost‑effective manner could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, intellectual property claims against us, including pending claims and litigation, regardless of the outcome, could be used by our competitors to damage our brand reputation and our relationships with existing and potential customers.

We derive our revenues mainly from the sales of our LED components. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our financial condition and results of operation.

LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED components represented 76% and 65% of our revenues for the years ended August 31, 2016 and 2015, respectively. Although revenues attributable to the sale of LED chips and lighting products accounted for more than 5% of our revenues for both the years ended August 31, 2016 and 2015, we expect to continue to generate our revenues mainly from the sales of LED components for the foreseeable future. As such, the continued market acceptance of our LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our business, financial condition and results of operations.

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

Fluctuations in supply and demand for LEDs pose serious risks to our prospects, business, financial condition and results of operations. Our industry, akin to the semiconductor industry, is highly cyclical and characterized by rapid technological change, rapid product obsolescence, declining average selling prices and wide fluctuations in supply and demand. Our industry’s cyclicality results from a complex set of factors, including, but not limited to:

•	fluctuations in demand for end‑products that incorporate LED chips and LED components;

•	ongoing reductions in the number of LED chips and LED components required per application due to performance improvements; and

•	fluctuations in the unutilized manufacturing capacity available to produce LED chips and LED components.

If market demand increases and we are not able to increase our capacity or if we experience delays or unforeseen costs in increasing our capacity levels, we may not be able to achieve our financial targets. Alternatively, as market demand decreases or as market supply surpasses demand, we may not be able to reduce manufacturing expenses or overhead costs proportionately. If an increase in supply outpaces the increase in market demand, or if demand decreases, the resulting oversupply could adversely impact our sales and result in the underutilization of manufacturing capacity, high inventory levels, changes in revenue mix and rapid price erosion, which would lower our margins and adversely impact our financial results. For example, over the past few years, we recorded significant excess capacity charges as we suffered from underutilization of our manufacturing capacity as a result of a decrease in customer demand, and significant write‑downs of inventories as a result of a decline in their average selling prices. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our margins and operating results.

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

Despite our planning, some cost‑cutting and capital expenditure reduction measures could have unexpected negative consequences. As part of our ongoing cost reduction efforts, we may reduce our work force further and experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. Furthermore, capital expenditure reduction could adversely impact our future sales. In addition, the consignment negotiation has not materialized, which indicated that the carrying amount of the equipment was not recoverable at the time we performed the impairment assessment. As a result, significant impairment charges for our equipment were recognized during fiscal 2016. While our cost and capital expenditure reduction efforts reduced, or are expected to reduce, our operating costs as well as capital expenditure, we cannot be certain that all efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future. Currently both our ODM partner and SemiLEDs are required to make significant commitments of resources to the extensive qualification process with chips before the ODM partner is able to ODM vertical chips for us using our vertical technology. However, qualifications of the numerous products have caused and could continue to cause delays sufficient to have a material adverse effect on our operating results.

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

•

timing of orders from and shipments to major customers and end‑customers, including as part of LED project‑based orders, and our ability to forecast demand and manage lead times for the manufacturing of our products; and

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

Litigation to determine the validity and scope of any claim against us for infringement, misappropriation, misuse or other violation of third‑party intellectual property rights can be highly uncertain because of the complex scientific, legal and factual questions and analyses involved. Defending against any intellectual property infringement claims would likely result in costly litigation, diversion of the attention and efforts of our technical and management personnel and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. As a result of any such dispute, we may be required to develop non‑infringing technology, pay substantial damages, enter into royalty or licensing agreements to use third‑party technology, cease selling certain products, adjust our marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. If we are unable to obtain sufficient rights or develop non‑infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be adversely affected. For example, although we and Cree executed a settlement agreement providing for dismissal of our amended complaints against each other without prejudice, we agreed to the entry of a permanent injunction that was effective October 1, 2012 that precludes us from (and/or from assisting others in) making, using, importing, selling and/or offering to sell in the United States certain accused products and/or any device that includes such an accused product after that date and to payment of a settlement fee for past damages.

The intellectual property rights related to packaging LEDs with phosphors to make white light LED components are particularly complex and characterized by aggressive enforcement of those rights. Many of our competitors and other third parties hold patents or licenses or cross‑licenses that relate to phosphors and the use of phosphors in LED packages to make white light LED components. We have sought to minimize the risk that one of our competitors or another third party will assert a claim related to our packaged LED components by marketing these products only in certain countries in which we believe enforcement of intellectual property rights has historically been more limited. We cannot assure you that our belief with respect to the enforcement of rights within those markets is accurate. In addition, if the products we sell in a particular country are subsequently shipped or resold to another country, the intellectual property laws of the country of final destination may also apply to our products. Further, we may be subject to claims if our packaging customers for our LED chips lack sufficient intellectual property rights with respect to their packaging process and related packaging materials. We cannot assure you that our competitors or others will not claim that our LED chips or our LED components infringe their intellectual property rights or that, if such claims are made, we will be able to successfully dispute such claims.

Intellectual property claims against us, or our customers, including our distributor customers, could subject us to significant costs and materially damage our business and reputation.

From time to time, third parties may assert infringement claims against us, or our customers with respect to our products, or our customers’ products that incorporate our technologies or products, and any such legal action or the threat of legal action against us, or our customers, could impair such customers’ continued demand for our products. For example, in 2008, Nichia filed a lawsuit in Japan against a Japanese subsidiary of Seoul Semiconductor Co., Ltd., or Seoul Semiconductor, which is one of our customers, and another lawsuit in Korea against Seoul Semiconductor. In those two lawsuits, Nichia asserted that our LED chips infringed two patents in Japan and one in Korea. While we were not named as a defendant in either of those lawsuits, we intervened as independent or supplementary parties. Although the Japanese lawsuit was settled, it is still possible for Nichia to file a new lawsuit on the two patents originally at issue in the action in Japan. In addition, although the Korean district court found the patent at issue to be invalid, Nichia’s subsequent appeal and Seoul Semiconductor’s related invalidation action were both withdrawn after the parties entered into a cross‑licensing agreement. As such, the invalidity finding by the district court was vacated.

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

A significant portion of our LED chips and LED components are sold for use in LED general lighting applications and our lighting products are also oriented to this market. Our financial condition, results of operations and prospects substantially depend on increased market acceptance of LEDs in general lighting globally, and in particular in Asia. Although LED lighting has grown rapidly in recent years, adoption of LEDs for general lighting has only recently begun, is still limited and faces significant challenges. In addition, the demand for medium power multiple LEDs chips increased for general lighting applications, instead of higher power single chip, which is the specialty of SemiLEDs.

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

Potential customers for LED general lighting systems may not adopt LED lighting as an alternative to traditional lighting technology because of LEDs’ higher upfront cost. In addition, manufacturers of general lighting systems may have substantial investments and know‑how related to their existing lighting technologies, such as traditional incandescent, fluorescent, halogen and high intensity discharge, or HID, lighting devices, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost‑effectiveness of LED products. Even if LED lighting continues to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LEDs, lack of widely accepted standards governing LED lighting and customer unwillingness to adopt LEDs in favor of entrenched solutions could significantly limit the demand for LED products. Additional factors that may limit the adoption of LEDs for general lighting include, among others:

•

a significant reduction in or discontinuation of government regulations and economic incentives to promote the development of the LED industry or government regulations that discourage the use of some traditional lighting technologies;

•	changes in economic and market conditions that affect the viability of some traditional lighting technologies, for example declining energy prices that favor existing lighting technologies; and

•	capital expenditures for new and replacement lighting systems by end‑users of LED products, which may decline during economic downturns.

Our gross margins could fluctuate as a result of changes in our product mix, decreases in the average selling prices of our products, underutilization of our manufacturing capacity, and other factors, which may adversely impact our operating results.

Our gross margins have fluctuated and may continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. The sales of our UV LED embedded components product have successfully improved our gross margin, operating results and cash flows in fiscal 2015. Despite the fact that the decrease in volumes sold in fiscal 2016 caused negative impact on our operating results, we intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our UV market, focus on product enhancement and developing our UV LED into many other applications or devices. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

Increased competition and the adoption of alternatives to our products, more complex engineering requirements, lower demand, over‑capacity in the market and other factors has led to price erosion and, as a result, lower product margins and lower revenues. For example, some of our competitors have in the past reduced their average selling prices, and the resulting competitive pricing pressures have caused us to similarly reduce our prices, accelerating the decline in the gross margin of our products. We anticipate our competitors will continue to implement such competitive strategies from time to time in the future. Our introduction of new LED component products, such as the LED components that incorporate EV or UV LED chips may further reduce the selling prices of our older generation products or render them obsolete.

We rely on a limited number of key suppliers for certain key raw materials and equipment. The loss of key suppliers may have a material adverse effect on our business.

There are a limited number of companies which supply certain of the specialized raw materials that are important to the manufacture of our products as well as a very limited number of manufacturers of equipment that are critical to our operations. We generally enter into spot purchase orders with our suppliers and do not have long‑term or guaranteed supply arrangements with any of them. For example, we purchase Red or IR LED chips, the key material used in the manufacture of our LED components, from a limited number of suppliers. A major shortage of these key raw materials would impair our ability to meet our production needs resulting in increased costs.

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

If any of our key raw material suppliers fails to meet our needs on time or at all, we may not be able to procure replacement supplies from other sources on a timely basis or on commercially reasonable terms and our production may be delayed or interrupted, which could impair our ability to meet our customers’ needs and damage our customer relationships.

Disclosure requirements under the Dodd‑Frank Act relating to “conflict minerals” could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and shareholders.

As required under the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd‑Frank Act, in August 2012 the SEC promulgated final rules regarding annual disclosures by public companies of their use of certain minerals and metals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo, or the DRC, and adjoining countries, and their efforts in to prevent the sourcing of such conflict minerals from these countries. These conflict minerals are commonly referred to as “3TG” and include tin, tantalum, tungsten, and gold. These rules require us to ascertain and disclose the origin of some of the raw materials that we use, including gold, annually no later than May 31 of each year. We expect to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to our products, processes, or sources of supply as a consequence of such due diligence activities. The implementation of these rules and our compliance procedures could adversely affect the sourcing, supply, and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain sufficient quantities of conflict minerals from such suppliers or at competitive prices. Also, our reputation with our customers, shareholders and other stakeholders could be damaged if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. If we cannot guarantee that all of our products exclude conflict minerals sourced from the DRC or adjoining countries, certain of our customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and financial condition may be adversely affected.

We have a limited operating history which makes it difficult for you to evaluate our business, financial condition, operating results and prospects and which impairs our ability to accurately forecast our future performance.

We were incorporated in January 2005 and our first sales of LED chips occurred in November 2005. In the past, we have experienced revenue declines and incurred significant net losses. For the years ended August 31, 2016 and 2015, we incurred significant net losses attributable to SemiLEDs stockholders of $21.3 million and $13.3 million, respectively. Our limited operating history, combined with the rapidly evolving nature of the LED industry in which we compete, may not provide an adequate basis for you to evaluate our operating and financial results and business prospects. In addition, we only have limited insight into emerging trends that may adversely affect our business, prospects and our operating results. As such, our limited operating history may impair our ability to accurately forecast our future performance.

We may not be able to effectively expand our production capacity or upgrade our production facilities or do so in a timely or cost‑effective manner, which could prevent us from growing our sales, margins and market share.

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

Our revenues are highly concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from sales to customers in Taiwan, the United States and China, in the aggregate, accounted for 79% and 71% of the Company’s net revenues for the years ended August 31, 2016 and 2015, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

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

Introduction of new products and manufacturing processes are often characterized by lower yields in the initial commercialization stage. LED chip and component manufacturing is complicated and consists of many layers of complex materials that must interact with each other. In addition, when we introduce new products and processes we often use new chemical solutions and chemical compounds with which we have less experience. We must analyze how the various solutions, compounds and layers of materials interact with each other and perform as parts of the LED chip structure. It takes time for us to analyze the data from our initial manufacturing runs and optimize our processes, and over time we generally achieve higher yield rates as we gain more experience with the product or processes. We have continuously improved and increased our production yields to reduce the per‑unit cost of production for our new LED components that incorporate EV or UV LED chips; however, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. In the past, we have experienced difficulties in achieving acceptable yields when introducing new products or new manufacturing processes, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our business.

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

In addition, we face challenges in further expanding our LED components business, which has been our core product now and onward, because it involves processes and technologies that are significantly different from our manufacturing processes for LED chips. For example, we are developing advanced‑level LED component manufacturing techniques, such as processes that allow us to manufacture wafer‑level packaging. If we are not able to further develop our LED components business or if competitors create or adopt more advanced packaging technologies than ours, then our business, financial condition and results of operations could be materially and adversely affected.

Our distribution strategy limits the sales of our LED components as we are selling only in countries that may not necessarily have the highest demand or market potential. The intellectual property rights related to LED components are particularly complex and characterized by aggressive enforcement of those rights. To minimize the likelihood that one of our competitors or another third party will assert a claim related to our LED components, we have sought to market these products only in countries in which we believe enforcement of intellectual property rights has historically been more limited as identified below and to ensure the new line of LED products are not subject to any effective injunction in the United States, because we believe that it is important for us to consciously manage our exposure to litigation. Any such litigation, whether with or without merit, could divert our management, financial and other resources away from our business and thereby have a negative impact on our continued development and growth. We do not currently sell our LED components in all countries that meet, what we believe to be, an acceptable litigation risk profile. We review profiles of different countries and may determine from time to time that we should sell our products in one or more additional countries that meet our litigation risk profile for sale of our LED components. However, we may not be able to identify additional countries that we find to be suitable markets for these products. We have considered the potential loss of revenues and income that we may suffer as a result of our strategy to sell only in certain select countries and have concluded that, on balance, the potential loss of such revenues and income is not outweighed by the potential litigation risks. Also, there can be no guarantee that, by selling our LED components in these countries, we have not exposed our intellectual property rights, including our patents, to infringement by others. With respect to any potential infringement of our patents and other intellectual property rights by others in countries where we currently sell our LED components, we have considered the potential loss of revenues and income that we may suffer associated with such sales and have made a business judgment that the benefits outweigh any potential loss. In addition, if the countries in which we currently sell our LED components increase their enforcement of intellectual property rights, the risk of litigation would materially increase and our ability to continue to sell our LED components in these markets may be materially and adversely affected. Sales of our LED components and our other products may also be limited in the event that they are subsequently shipped or otherwise resold in a country and a claim is brought against us or our customer pursuant to the intellectual property laws of the country of final destination.

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

We derive a significant portion of our revenues from a limited number of customers, including distributor customers, and generally do not enter into long‑term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers, or the failure by one of these customers to pay, could adversely affect our operating results and financial condition.

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2016 and 2015, our top ten customers collectively accounted for
60% and 59%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2016 and 2015, sales to our three largest customers, in the aggregate, accounted for 39 % and 37% of our revenues, respectively.

The sales cycle from initial contact to confirmed orders with our customers is typically long and unpredictable. We typically enter into individual purchase orders with large customers, which can be altered, reduced or cancelled with little or no notice to us. We do not generally enter into long‑term commitment contracts with our customers. As such, these customers may alter their purchasing behavior and reduce or cancel orders with little or no notice to us. Consequently, any one of the following events may cause material fluctuations or declines in our revenues:

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

If Mr. Doan or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them readily or on terms that are reasonable, if at all. As such, the loss of Mr. Doan or other key personnel, including other key members of our management team and certain of our key marketing, sales, product development or technology personnel, could significantly disrupt our operations and prevent the timely achievement of our development strategies and growth, which would likely have an adverse effect on our financial condition, operating results and prospects. Moreover, we may lose some of our customers if any of our officers or key employees were to join a competitor or form a competing company. The loss of the services of our senior management for any reason could adversely affect our business, operating results and financial condition.

In addition, competition for experienced employees in our industry can be intense, and we may not be successful in recruiting, motivating or retaining sufficiently qualified personnel on terms that are reasonable, or at all. Cyclical volatility in our industry and in our business may aggravate this problem. For example, the challenges we faced in recent years relating to loss of market share and a sustained decrease in the market price of our common stock, among others, could impact our ability to attract and retain employees. When consumer demand for our products is reduced or delayed, we expect lower net revenue and reduced profitability. When our stock price declines, our equity incentive awards may lose retention value. In response to such downturns, we may further implement cost reduction actions, including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work‑weeks and involuntary salary reductions. Layoffs during an industry downturn could make it more difficult for us to retain key talent and staff members, or to rehire employees should business improve.

We are highly dependent on our customers’ ability to produce and sell products incorporating our LED products. If our customers are not successful, our operating results could be materially and adversely affected.

Our customers incorporate our LED products into their products. As such, demand for our products is dependent on demand for our customers’ end‑products that incorporate our LED products and our customers’ ability to sell these products. The general lighting market has only recently begun to develop and adopt standards for fixtures that incorporate LED devices. If the end‑customers for our products are unable to manufacture fixtures that meet these standards, our customers’ sales, and consequently our sales, will suffer.

With respect to our LED chips, substantially all of our sales are to packagers or distributors, a substantial portion of which is used in LED general lighting applications and, to a lesser extent, in specialty industrial applications, such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. Our packaging customers package our LED chips and sell the packaged product to distributors or end‑customers. Our distributors resell our LED chips either to packagers or to end‑customers. General lighting applications typically require white lighting whereas we typically sell blue chips or chips with other non‑white color characteristics. Therefore, our customers coat our LED chips with an appropriately colored phosphor that converts the LED light emission into the desired color. Sales of our LED chips are highly dependent upon our customers’ ability to procure high quality phosphors, develop high quality and highly efficient white LED components and obtain the necessary intellectual property rights, such as the rights to use various phosphors. Even if our customers are able to develop competitive white LED components using our LED chips, there can be no assurance that our customers will be successful in the marketplace.

With respect to the sale of our LED components, a majority of our sales are to distributors that sell to end‑customers, or directly to such end‑customers in selected markets. Sales by end‑customers of our products are generally dependent on their ability to develop high quality and highly efficient lighting products and require complex designs and processes, including thermal design, optical design and power conversion. We are making a transition to develop as an end‑to‑end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. Our customer’s timely and successful product development, the success of our customers’ new product introductions and market acceptance could be materially and adversely affected our operating results.

If our intellectual property, including our proprietary technologies and trade secrets, are not adequately protected to prevent misuse or misappropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be materially and adversely affected.

Our future success and competitive position depends in part on our ability to protect our intellectual property, including proprietary technologies and trade secrets. In particular, we have developed advanced capabilities and proprietary know‑how in sapphire reclamation, gallium nitride, or GaN, epitaxial growth, copper alloy technology, nanoscale surface engineering and vertical LED structure technology that are critical to our business. We rely, and expect to continue to rely, on a combination of confidentiality and license agreements with our employees, licensees, partner and third parties with whom we have relationships, and trademark, copyright, patent and trade secret protection laws, to protect our intellectual property, including our proprietary technologies and trade secrets.

There can be no assurance that the steps we have taken or plan to take in the future are adequate to protect our intellectual property, including our proprietary technologies and trade secrets. We expect to continue to seek patent and trademark protection for our technologies and know‑how. However, we will only be able to protect such technologies and know‑how from unauthorized use by third parties to the extent that valid, protectable and enforceable rights cover them. We cannot be certain that our patent and trademark applications will lead to patents being issued and registered trademarks being granted in a timely manner, or at all. Even if we are successful in obtaining such rights, the intellectual property laws of other countries in which our products are sold or may in the future be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. For example, China currently is thought to afford less protection to intellectual property rights generally than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability as regards unauthorized disclosure or use of our intellectual property and undermine our competitive position. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in LED‑related industries are uncertain and still evolving, both in the United States and in other countries. Moreover, the contractual agreements that we enter into with employees, licensees and third parties to protect our intellectual property and proprietary rights afford only limited protection and may not be enforceable.

We also expect that the more successful we are, the more likely it will be that competitors will try to develop or patent similar or superior technologies, products and services. In the event that our competitors or others are able to obtain knowledge of our know‑how, trade secrets and technologies through independent development, our failure to protect such know‑how, trade secrets and technologies and/or our other intellectual property and proprietary rights may undermine our competitive position. In addition, third parties may knowingly or unknowingly infringe our trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights or determine the validity and scope of our proprietary rights. Any such litigation could be very costly and could divert management attention and resources away from our business, and the outcome of such litigation may not be in our favor. If the protection of our intellectual property, including our proprietary technologies and trade secrets, is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operation. Any of these events may have a material adverse effect on our business, financial condition, reputation and competitive position.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

To protect a substantial amount of our technologies, we have chosen to rely primarily on trade secrets law rather than seeking protection through patents. Trade secrets are inherently difficult to protect. In order to protect our intellectual property rights, including our proprietary technologies and trade secrets, we rely in part on security measures, as well as confidentiality agreements with our employees, licensees and other third parties. These measures and agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. While we believe we use reasonable efforts to protect our trade secrets, we could potentially lose future trade secret protection if any unintentional or willful disclosure by our directors, employees, consultants or contractors of such information occurs, including disclosure by employees during or after the termination of their employment with us, in particular if they were to join one of our competitors. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. Costly and time‑consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

The reduction or elimination of government investment in LED lighting or the elimination of, or changes in, policies in certain countries that encourage the use of LEDs over some traditional lighting technologies could cause demand for our products to decline, which could materially and adversely affect our revenues, profits and margins.

We believe the near‑term growth of the LED market will be driven in part by government policies in certain countries that either directly promote the use of LEDs or discourage the use of some traditional lighting technologies. Today, the upfront cost of LED lighting exceeds the upfront cost for some traditional lighting technologies that provide similar lumen output in many applications. However, for environmental reasons, among others, some governments around the world have used policy initiatives to accelerate the development and adoption of LED lighting and other non‑traditional lighting technologies that are seen as more environmentally‑friendly compared to some traditional lighting technologies. Reductions in, or eliminations of, government investment and favorable energy policies could result in decreased demand for our products and decrease our revenues, profits, margins and prospects.

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

Section 404 of the Sarbanes‑Oxley Act of 2002 requires that we include a management report that assesses the effectiveness of our internal control over financial reporting in our annual report on Form 10‑K. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, which we will be required to disclose. Our compliance with Section 404 requires that we incur substantial accounting expenses and expend significant management resources and time on compliance related issues. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we may be subject to sanctions or investigations by regulatory agencies such as the SEC. In addition, failure to meet the requirements of Section 404 or to disclose any material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. Moreover, if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, we may be subject to sanctions or investigation by regulatory authorities, including the SEC and The NASDAQ Stock Market, or NASDAQ, and our stated results of operations and reputation may be materially and adversely affected.

We have incurred and continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

As a public company, we have incurred and continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes‑Oxley Act and the Dodd‑Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and NASDAQ, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the listing requirements for NASDAQ provide that listed companies must satisfy, among other things, certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel devote a substantial amount of time to satisfy these compliance requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly.

Impairment of our goodwill, long-lived assets, cost-method investments could reduce our earnings.

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

In addition, some of our investments are accounted for under the equity method of accounting, which we record our proportionate share of their net income or loss, or using the cost method. However, they must also be tested for impairment. For the investments we account for under the equity method or the cost method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that impairment is indicated, we would be required to take an immediate non-cash charge to earnings, which could adversely impact our operating results. During fiscal 2016, we experienced a significant reduction to our earnings as a result of impairment charges on our long-lived assets, and our investments accounted for under the cost method of accounting; see Note 3, "Balance Sheet Components—Property, Plant and Equipment; and—Intangible Assets" and Note 4, "Investments in Unconsolidated Entities," of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report for detailed information.

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

This notwithstanding, we may in the future continue to seek to grow our operations in part by entering into joint ventures, undertaking acquisitions or establishing other strategic alliances with third parties in the LED and LED‑related industries. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions.

Our existing joint ventures and acquisitions and any future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day‑to‑day operations, non‑performance by a counterparty and potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, acquisition or other strategic alliance may not materialize or may not advance our business strategy, may fall short of expected return‑on‑investment targets or may not prove successful or effective for our business. We may also encounter difficulty integrating the operations, personnel and financial and operating systems of an acquired business into our current business.

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

We are also exposed to liquidity risk in the event of non‑performance by the counterparty to the convertible note in the purchase agreement.

Any undetected defects in our products may harm our sales and reputation and adversely affect our manufacturing yields.

The manufacture of LED chips and components is highly complex, requiring precise processes in a highly controlled and sterile environment using specialized equipment. We or our ODM partner manufacture our LED products to meet customer requirements with respect to quality, performance and reliability. Although we utilize quality control procedures at each stage of our manufacturing process, our products may still contain defects that are undetected until after they are shipped or inspected by our customers, or on operation of the device. For example, there could be sub‑micron defects that would not be detected by our quality control procedures; such sub‑micron defects may increase the current leakage in the device and could negatively affect the product performance over time. Unsatisfactory performance of or defects in our products may cause us to incur additional expenses, including costs in relation to product warranties, cancellation and rescheduling of orders and shipments, and product returns or recalls. Failure to detect and rectify defects in our products before delivery could subject us to product liability claims and harm our credibility and market reputation, which could materially adversely affect our business and results of operations.

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

The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. Uncertainty about global economic conditions could result in slow economic activity, concerns about inflation and energy costs, decreased business and consumer confidence, reduced capital spending and adverse business conditions, as well as diminished liquidity and credit availability in many financial markets. In addition, these economic and business conditions could have led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. Continued weak economic conditions and further adverse trends in general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation have in the past and may again in the future cause consumer spending to decline further, reduce demand for and prices of our products and our customers’ products, affect the prices and availability of raw materials, limit our ability to obtain financing for our operations and constrain the ability or willingness of governments to invest in the LED industry or fund public projects using LED lighting products. Furthermore, our customers may be unable to access capital efficiently, or at all, which could adversely affect our financial condition by resulting in product delays, increased defaults in accounts receivables and increased inventory exposures. Any unfavorable economic or market conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Proposed U.S. tax legislation that could be enacted in the future could substantially impact the tax treatment of our non‑U.S. earnings. These proposed changes include limitations on the ability to claim and utilize foreign tax credits and require the deferral of interest expense deductions until non‑U.S. earnings are taxed in or repatriated to the United States.

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

Dividends and interest on intercompany loans we receive from our subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law. The ability of our subsidiaries in Taiwan to pay dividends, repay intercompany loans from us or make other distributions to us is restricted by, among other things, the availability of funds, the terms of various credit arrangements entered into by our subsidiaries, as well as statutory and other legal restrictions. In addition, although there are currently no foreign exchange control regulations that restrict the ability of our subsidiaries located in Taiwan to distribute dividends to us, we cannot assure you that the relevant regulations will not be changed and that the ability of our subsidiaries to distribute dividends to us will not be restricted in the future. A Taiwan company is generally not permitted to distribute dividends or to make any other distributions to stockholders for any year in which it did not have either earnings or retained earnings (excluding reserves). In addition, before distributing a dividend to stockholders following the end of a fiscal year, the company must recover any past losses, pay all outstanding taxes and set aside 10% of its annual net income (less prior years’ losses and outstanding taxes) as a legal reserve until the accumulated legal reserve equals its paid‑in capital, and may set aside a special reserve.

Our ability to operate our holding company in the US is dependent on Taiwan SemiLEDs’ ability to repay its obligations to SemiLEDs Corporation.

Our cash position in SemiLEDs Corporation’s bank account has declined significantly. SemiLEDs Corporation has substantial intercompany receivables from Taiwan SemiLEDs. However, we are dependent on Taiwan SemiLEDs’ ability to raise money through the sale of its building and the restructuring of its chip operation to pay back SemiLEDs Corporation.

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

Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the years ended August 31, 2016 and 2015, 38% and 33%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Taiwan has a unique international political status. Since 1949, Taiwan and the PRC have been separately governed. The PRC government claims that it is the sole government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, the PRC government has refused to renounce the possibility that it may at some point use force to gain control over Taiwan. Furthermore, the PRC government adopted an anti‑secession law relating to Taiwan. Relations between Taiwan and the PRC governments have been strained in recent years for a variety of reasons, including the PRC government’s position on the “One China” policy and tensions concerning arms sales to Taiwan by the United States government. Any tension between the Taiwan government and the PRC government, or between the United States and China, could materially and adversely affect the market prices of our common stock.

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

The PRC government’s control of currency conversion and changes in the exchange rate between the Renminbi and other currencies could negatively affect our financial condition and our ability to pay dividends.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 26% and 11% of our revenues for the years ended August 31, 2016 and 2015, respectively.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, may not be subject to these prohibitions, and therefore may have a competitive advantage. In the past, there have been instances of corruption, extortion, bribery, pay‑offs, theft and other fraudulent practices in Taiwan and China, as well as other Asian countries and Russia. We cannot assure that our employees or other agents will not engage in such conduct and render us responsible under the FCPA. If our employees or other agents are found to have engaged in corrupt or fraudulent business practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Owning Our Common Stock

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market, including among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share, that a majority of the members of our board of directors are independent under the NASDAQ Listing Rules and that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. Although we are currently in compliance with these requirements, there is no assurance, that our common stock will continue to qualify for continued listing on NASDAQ which would materially and adversely impact the market value of our common stock.

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We had ever been a defendant in two filed actions and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Future sales of shares of our common stock by existing stockholders could cause our stock price to fall.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

As of November 16, 2016, 3.5 million shares of common stock were issued and outstanding, including approximately 0.6 million shares of common stock issued in the initial public offering, which are freely tradable without restriction by non‑affiliates. Certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliate and persons who have been affiliates in the last three months, would be subject to volume limitations and certain other restrictions under Rule 144, including that we are current in our SEC filings. In general, Rule 144 provides that any of our non‑affiliates, who have held restricted common stock for at least six‑months, are entitled to sell their restricted stock freely, provided that we are current in our SEC filings. After one year, a non‑affiliate may sell without any restrictions.

We have also filed registration statements on Form S‑8 under the Securities Act to register approximately 565 thousand shares for issuance pursuant to options or other rights to purchase common stock under our equity incentive plans. These shares can be freely sold in the public market upon issuance and once vested, subject to the applicable plan and/or the agreements entered into with holders of options or other rights to purchase common stock in connection with the issuance of such options or other rights to purchase common stock.

Our directors, executive officers and principal stockholders have substantial control over us and will be able to influence corporate matters.

As of November 16, 2016, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, nearly one‑half of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to practically control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Delaware law and our certificate of incorporation and bylaws will contain anti‑takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The following are significant manufacturing and office facilities that we own or lease as of August 31, 2016:

•

We own a five‑story building located in Hsinchu Science Park, Taiwan. We occupy approximately 133,100 square feet of the building, and we lease approximately 50,100 square feet of the building to a third party tenant. Approximately 45% of our occupied space in the building is devoted to our manufacturing operations. We lease the land on which the building is situated from the Science Park Administration in Hsinchu. On December 10, 2015, we entered into a Building Purchase Agreement to sell the building to a local Taiwan company, at a sales price of $5.2 million, consisting of a cash down payment of $3 million at signing, $1 million payable on December 31, 2016 and the balance of $1.2 million payable on December 31, 2017. The sale is scheduled to be closed on December 31, 2017. At any time before December 31, 2017, we have the right to cancel the Agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the second notes payable, which are secured by the building. We received the cash down payment of $3.0 million on December 14, 2015.

•

Ning Xiang leases a total of approximately 16,700 square feet of manufacturing facilities and office space in Luzhu, Taoyuan County, Taiwan, of which approximately 85% is devoted to manufacturing operations.

•	We lease a total of approximately 420 square feet of office spaces in Shenzhen, China for sales and support functions.

•

Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc, which leases a total of approximately 22,000 square feet of manufacturing facilities and office space in Hsinchu Science Park, Taiwan, of which approximately 55% is devoted to manufacturing operations.

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

We are suing Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group for breach of a definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) for his failure to transfer full purchase price from China. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by us, to pay us $3 million in liquidated damages plus the legal fees incurred by us relating to the sale. To date, we have only received approximately $261 thousand of the $5 million purchase price. In October 2016, we executed a settlement agreement with Mr. Han with respect to our complaint against Mr. Han. Pursuant to the settlement agreement, Mr. Han is required to pay us $200 thousand by November 30, 2016, and we agreed to dismiss our claim for any further liquidated damages.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information for our Common Stock

Our common stock began trading on the NASDAQ Global Select Market under the symbol “LEDS” on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol. The following table sets forth, for the quarters indicated, the high and low sales prices as reported by NASDAQ. All share prices have been adjusted to reflect our one-for-ten (1:10) reverse stock split effectuated on April 15, 2016.

Fiscal Year 2015	High	Low
First Quarter (September – November 2014)	$8.30	$3.70
Second Quarter (December 2014 – February 2015)	$14.50	$4.60
Third Quarter (March – May 2015)	$13.40	$6.00
Fourth Quarter (June – August 2015)	$8.30	$3.60

Fiscal Year 2016	High	Low
First Quarter (September – November 2015)	$5.74	$3.50
Second Quarter (December 2015 – February 2016)	$4.90	$2.70
Third Quarter (March – May 2016)	$3.60	$1.36
Fourth Quarter (June – August 2016)	$11.35	$1.37

There were 60 holders of record of our common stock as of November 16, 2016.

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

Recent Sales of Unregistered Securities

On August 23, 2016, we issued 577,000 shares of our common stock at $5.00 per share in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2016.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the audited consolidated financial statements and the notes included elsewhere in this Annual Report on Form 10‑K, as well as the Risk Factors contained in Part I, Item 1A of this Annual Report on Form 10‑K, and other information provided from time to time in our other filings with the SEC.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

We are a holding company for various wholly and majority owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, where a portion of our research, development, manufacturing and sales activities take place, and where most of our employees are based. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products. As of August 31, 2016, we also owned a 93% equity interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, a company engaged in the design, manufacture and sale of lighting fixtures and systems.

We also have interests in unconsolidated joint ventures that we have accounted for as equity method investments and as such have not consolidated for financial reporting purposes. As of August 31, 2016, we owned a 33% interest in SILQ (Malaysia) Sdn. Bhd., or SILQ, a joint venture established in Malaysia that is currently in the process of being dissolved.

Recent Developments

Settlement of Han Litigation.  On April 22, 2016, we filed a complaint in the Delaware Court of Chancery against Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group for breach of the definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) for his failure to transfer the full purchase price from China. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by us, to pay us $3 million in liquidated damages plus the legal fees incurred by us relating to the sale. In October 2016, we executed a settlement agreement with Mr. Han with respect to our complaint against Mr. Han. Pursuant to the settlement agreement, Mr. Han is required to pay us $200 thousand by November 30, 2016, and we agreed to dismiss our claim for any further liquidated damages.

Transition to Fabless Business Model.  The transition toward the fabless business model has taken longer than we anticipated and customer demand for our products has been lower than expected, leading to a dramatic decline in revenues and increased losses. As a result, we incurred significant net loss for the fiscal year ended August 31, 2016, which included significant impairment charges on our long-lived assets associated with our chips and components manufacturing operation. Although our business and reputation could be seriously harmed if the challenges relating to the delay in the transition toward the fabless business model are not able to be resolved soon, we still believe it is the right model and should help us to lower our cash needs while evaluating other potential business opportunities.

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

•

Industry growth and demand for products and applications using LEDs.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and component products and impact our financial performance. We believe the potential market for LED lighting will continue to expand. LEDs for efficient generation of UV light are also starting to gain attention for various medical, germicidal and industrial applications. Since a substantial portion of our LED chips, LED components and our lighting products are used by end‑users in general lighting applications and specialty industrial applications such as UV curing, medical/cosmetic, counterfeit detection, horticulture, architectural lighting and entertainment lighting the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips, LED components and LED lighting products. Fluctuations in demand for LED lighting products will also affect the results of Ning Xiang.

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

•

Our ability to reduce cost to offset lower average prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per-unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. We are moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we continue to explore opportunities to consign or sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. The exit of the United Kingdom from the E.U. (the “Brexit”) may also cause disruptions and lead to a lot of global economic uncertainty. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2016 and 2015, sales to our three largest customers, in the aggregate, accounted for 39% and 37% of our revenues, respectively.

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

•

Declining cash position.  Although our cash and cash equivalents increased to $6.0 million at August 31, 2016 due to the receipt of the $2.9 million proceeds from issuance of common stock, net cash used in operating activities remains the primary factor driving the decrease in its cash position. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily beginning in 2017. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates — Basis of Presentation — Going Concern” for more information about our liquidity plans.

Components of Consolidated Statements of Operations

Revenues, net

Our core products are LED components, which are the most important part of our business, as well as LED chips and lighting products.

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

Our larger customers typically provide us with non‑binding rolling forecasts of their requirements for the coming one to three months; however, recent global economic uncertainty and weakness has led to reduced spending in our target markets and made it difficult for our customers and us to accurately forecast and plan future business activities. Our customers may increase, decrease, cancel or delay purchase orders already in place, with no material consequences to the customer. As a result, we may face increased inventories and our backlog may decline as a result of any economic downturn or material change in market conditions or economic outlook. We price our products in accordance with prevailing market conditions, taking into account the technical specifications of the product being sold, the order volume, the strength and history of our relationship with the customer, our inventory levels and our capacity utilization. When average selling prices drop, as they did in recent years, inventory write‑downs to net realizable values may also result.

Our customers for LED chips consist of both packagers and distributors who sell our LED chips to their packaging customers. Packagers in turn sell their packaged LED components to end‑users of lighting devices. Our customers for LED components consist primarily of distributors and end‑customers in selected markets. Our lighting product customers consist primarily of ODMs of lighting products and the end‑users of these lighting devices. Distributors accounted for 4% and 8% of our revenues for the years ended August 31, 2016 and 2015, respectively. Our revenues attributable to our ten largest customers accounted for 60% and 59% of our revenues for the years ended August 31, 2016 and 2015, respectively.

Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from these countries, in the aggregate, accounted for 79% and 71% of our net revenues for the years ended August 31, 2016 and 2015, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

Our revenues are presented net of estimated sales returns and discounts. We estimate sales returns and discounts based on our historical discounts and return rates and our assessment of future conditions.

Cost of Revenues

Our cost of revenues consists primarily of cost of materials, depreciation expenses, manufacturing overhead costs, direct labor costs and utilities cost, all related to the manufacture of our LED products. Materials include raw materials, other materials such as gases and chemicals, consumables, and assembly materials. Because our products are manufactured based on customers’ orders and specifications and we purchase materials and supplies to support such orders, we generally purchase our materials at spot prices in the marketplace and do not maintain long‑term supply contracts. We purchase materials from several suppliers. Our procurement policy is to select only a small number of qualified vendors who demonstrate quality of materials and reliability on delivery time. We are subject to variations in the cost of our materials and consumables from period to period. Moreover, because we consume a significant amount of electricity in our manufacturing process, any fluctuations in electricity costs will have an impact on our cost of revenues. We also use contract manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

Direct labor costs consist of salary (including stock‑based compensation), bonus, training, retirement and other costs related to our employees engaged in the manufacture of our products. Manufacturing overhead costs consist primarily of salaries, bonuses and other benefits (including stock‑based compensation expenses) for our administrative personnel allocated to manufacturing functions, repairs and maintenance costs for equipment and machinery maintenance costs and lease expenses.

Our cost of revenues also includes excess capacity charges as a result of the underutilization of our manufacturing capacity and inventory valuation adjustments to write down our inventories to their estimated net realizable values as a result of declines in their average selling prices.

Operating Expenses

Research and development.  Our research and development expenses, which are expensed as incurred, consist primarily of expenses related to employee salaries, bonuses and other benefits (including stock‑based compensation expenses) for our research and development personnel, engineering charges related to product design, purchases of materials and supplies, repairs and maintenance and depreciation related expenses.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries, bonuses and other benefits (including stock‑based compensation expenses) for our administrative, sales and marketing personnel, expenses for professional services, which include fees and expenses for accounting, legal, tax and valuation services, amortization and depreciation related expenses, marketing related travel, lease expenses, entertainment expenses, allowance for doubtful accounts and general office related expenses, as well as compensation to our directors. We expect our selling, general and administrative expenses to decrease as we continue to implement cost reduction initiatives, such as spending controls, and as we continue to streamline our operations.

Impairment of long-lived assets.  We recognized impairment charges on our long-lived assets, which consisted of property, plant and equipment and intangible assets, for the year ended August 31, 2016. The $7.4 million of impairment charges on property, plant and equipment were primarily related to machinery and equipment used in the manufacturing of LED epitaxial wafers and chips. During the year ended August 31, 2016, we also recognized $1.2 million of impairment charges on the intangible assets, which consist primarily of patents, trademarks and acquired technology.

Goodwill impairment.  During the year ended August 31, 2016, we recognized a $55 thousand impairment charge on goodwill that arose from a business combination in 2013.

Employee termination benefits.  In December 2015, we announced a restructuring plan with respect to our chips manufacturing operation in order to better align our fabless business model. Under the restructuring plan, we implemented certain workforce reductions with respect to our chips manufacturing operation. We recognized employee termination benefits of $207 thousand for 66 employees, or approximately 29 percent of our workforce for the year ended August 31, 2016.

Gain on Disposal of Long‑Lived Assets.  During the year ended August 31, 2016, we recognized a gain of $23 thousand, net on the disposal of long‑lived assets. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expense)

Impairment loss on investment.  During the year ended August 31, 2016, we recognized impairment losses of $0.6 million on our cost method investments in LumenMax and Nanoteco, the investments that we account for using the cost method, as a result of other-than-temporary decline in the value of our investments in LumenMax and Nanoteco.

Equity in loss from unconsolidated entities.  Loss from unconsolidated entities consists of our portion of the income or losses of SILQ, which is currently in the process of being dissolved. The entity has been accounted for using the equity method of accounting, and as such, we generally recognize our portion of the net income or loss from the entity in our consolidated statements of operations. We report our investment in the entity as investments in unconsolidated entities on our consolidated balance sheets and such investment amounts are initially stated at cost, and subsequently adjusted for our portion of equity in undistributed earnings or losses. If the value of our investment in such entities declines, and the decline is determined to be other‑than‑temporary, the investment would be written down to fair value. As of August 31, 2016, the carrying amount of our investment in SILQ had been reduced to our proportionate share of the net realizable value reported by SILQ.

Interest expenses, net.  Interest expenses, net consists of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents deposited with commercial banks in the United States and Taiwan. As of August 31, 2016 and 2015, we had cash and cash equivalents of $6.0 million and $4.8 million, respectively, which consisted of time deposits with initial maturity of greater than three months. Interest expense consists primarily of interest on our long‑term borrowings and/or short‑term lines of credit with certain banks in Taiwan. We had long‑term debt totaling $2.9 million and $3.9 million as of August 31, 2016 and 2015, respectively.

Other income, net.  Other income, net consists primarily of rental income from the lease back of second floor of our Hsinchu building to the original owner, net of related depreciation charge, and government subsidy income to our research and development plan.

Foreign currency transaction income (loss), net.  The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs, Ning Xiang and certain other subsidiaries, is the NT dollar, and the functional currency for Xuhe Guangdian Co., Ltd. or Shenzhen SemiLEDs, is the Renminbi. Gains or losses on foreign currency transactions are recognized in our consolidated statements of operations as foreign currency transaction gains or losses. Certain purchase contracts for materials, supplies and equipment entered into by these subsidiaries are denominated in currencies other than NT dollars, mainly in U.S. dollars and to a lesser extent Japanese Yen. For our customers outside of Taiwan, these subsidiaries quote prices for our products and bill our customers in U.S. dollars, and record revenues and accounts receivable in NT dollars for such orders at the time of such sale based on our revenue recognition policies. Most of our sales to customers and purchases are on credit. Any changes in the exchange rates between the NT dollar, U.S. dollar,

Japanese Yen and other currencies will result in our recognizing foreign currency transaction gains or losses, as the case may be, depending on the movement of the foreign exchange rates from the time when we record revenues and purchases, to the time we receive and make payment. We also have foreign currency transaction gains or losses from cash and cash equivalents held in currencies other than the functional currency of our non‑U.S. subsidiaries that holds such deposits.

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

We have investments in controlled foreign corporations and affiliates, which under Subpart F of the United States Internal Revenue Code, or Subpart F, may under certain circumstances subject our investments in controlled foreign corporations and affiliates to taxation in the United States. Subpart F provides that United States corporations may be required to include in their income certain undistributed earnings of the foreign corporations and affiliates as though such earnings had been distributed currently. Subpart F applies only to United States shareholders (such as us) who hold an interest in a foreign corporation and affiliates that meet the definition of a “controlled foreign corporation.” Under Section 957(a) of the United States Internal Revenue Code, a “controlled foreign corporation” means any foreign corporation if more than 50% of either (i) the total combined voting power of all classes of stock of such corporation entitled to vote, or (ii) the total value of the stock of such corporation, is owned by “United States Shareholders” on any day during the foreign corporation’s taxable year.

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

Taiwan tax treatment.  The corporate income tax rate in Taiwan is 17%. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 10%. Beginning in our fiscal 2014, the AMT rate increased to 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2016 and 2015, we do not expect to pay such taxes on undistributed earnings.

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

As of August 31, 2016, we had total foreign net operating loss carryforwards of $102.4 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will expire in various amounts in future years. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

Basis of Presentation — Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support our working capital requirements. As described in Note 2 to our consolidated financial statements, since 2012 we have suffered significant recurring losses from operations, negative gross margins, and net usages of cash flows from operations. Further, although our cash and cash equivalents increased to $6.0 million as of August 31, 2016 due to the receipt of the $2.9 million proceeds from issuance of common stock, net cash used in operating activities remains the primary factor driving the decrease in our cash position. These facts and conditions raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, management has developed a liquidity plan as explained in Note 2 to our consolidated financial statements, which is summarized below, that if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time.

•

We entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the agreement, Well Thrive purchased 577 thousand newly issued shares of common stock of the Company for $2,885 thousand on August 23, 2016. Well Thrive has also agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note will be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. However, the issuance of the Note is currently pending subject to receipt of the entire Note proceeds. We have received a  $500 thousand advance  on the total $1,615 thousand Note amount as of August 31, 2016.

•

We entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million to be paid in three installments, of which the initial installment of $3 million was received on December 14, 2015 and $1.0 million is due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. The sale is scheduled to be closed on December 31, 2017. At any time before December 31, 2017, we have the right to cancel the agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the second notes payable, which are secured by the building. This agreement has been accounted for as a secured financing arrangement as the Company retains the title, rights and benefits of ownership of the building. Consequently, the building has not been de-recognized as an asset from the Company’s consolidated balance sheet and a repayment obligation was recorded in other liability (long-term) when the cash was received.

•

Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. We are restructuring the chips manufacturing operation. We continue to explore opportunities to consign or sell certain equipment to the ODM partner. Part of our employees related to the chips manufacturing has transferred to the ODM partner. We also implemented certain workforce reductions with respect to our chips manufacturing operation. Following the restructuring, we expect to reduce payroll, minimize research and development activities associated with chips manufacturing operation and reduce idle capacity charges. This partnership should help us obtain a steady source of LED chips with competitive and favorable price for our packaging business, expand the production capacity for LED components, and strengthen our product portfolio and technology.

•

Increasing sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Corporation’s historical distribution channels. Maintaining the number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed product.

•

Gaining positive cash‑inflow from operating activities through continuous cost reductions and the sales of new higher margin products. In the second quarter of fiscal 2016, our module product moved from sampling stage to mass production and began shipment to customers. Steadily growth of the module product and the continued commercial sales of our UV LED product are expected to improve our future gross margin, operating results and cash flows. We are targeting niche markets and focused on product enhancement and developing its LED product into many other applications or devices.

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

While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Inventory Valuation

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence and we write down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers’ demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write‑downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write‑downs may be required that could adversely affect our operating results. Inventory write‑downs totaled $1.5 million and $1.4 million for the years ended August 31, 2016 and 2015, respectively. A majority of our inventory write‑downs during the years ended August 31, 2016 and 2015 was related to finished goods and work in process, primarily as a result of obsolescence.

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

Useful Life of Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on property, plant and equipment is calculated using the straight‑line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight‑line method over the shorter of the lease term or the estimated useful life of the asset. We make estimates of the useful life of our property, plant and equipment in order to determine depreciation expense to be recorded each reporting period based on similar assets purchased in the past and our historical experience with such similar assets, as well anticipated technological or market changes. The estimated useful life of our property, plant and equipment directly impacts the timing of when our depreciation expense is recognized. There is significant judgment involved with estimating the useful lives of our property, plant and equipment, and a change in the estimates of such useful lives could cause our depreciation expense in future periods to increase significantly. We made certain changes in the estimates of the useful life and salvage value of our property, plant and equipment to be depreciated in subsequent periods over its remaining estimated useful life at August 31, 2016. Consequently, there was no impact on the consolidated financial statements in fiscal 2016. The impact of the change for fiscal 2017 is expected to be immaterial.

Impairment of Long‑lived Assets

In assessing the recoverability of our long‑lived assets, we first, determine whether indicators of impairment are present. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, a history of negative operating cash flow, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. Second, if we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows expected to be generated from the use and eventual disposal of the potentially impaired assets (or asset group) are less than the carrying amount. Third, if such estimated undiscounted cash flows do not exceed the carrying amount, we estimate the fair value of the asset (or asset group) and recognize an impairment charge if the carrying amount is greater than the fair value of the asset (or asset group). Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third‑party independent appraisers, as considered necessary. We group our long‑lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are generated, or an asset group. We determined that we have two asset groups for impairment testing purposes, one of which is associated with the manufacture and sale of LED chips and LED components, and the other is associated with our Ning Xiang subsidiary, which is engaged in the manufacture and sale of lighting fixtures and systems.

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

In fiscal 2016, we continued to experience a decline in revenues and negative gross margins, primarily due to longer than anticipated time for the transition toward the fabless business model, a continued slowdown in demand for our LED products and pricing pressure from intense competition within the LED industry. During the fourth quarter of fiscal 2016, the ODM partner, which just recovered from a serious catastrophic event, expressed its interest in acquiring a portion of the equity of one of our subsidiaries. Although the discussion is in a preliminary stage, management believes the evaluation will take time and may further delay the transition schedule, which caused us to update our long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates developed from prior years. Our market capitalization had also fallen below its consolidated net book value based on the quoted market price of common stock for a sustained period of time. Based on these potential impairment indicators, we evaluated the recoverability of long-lived assets for impairment in fiscal 2016. The carrying amount of the Company's asset group associated with the manufacture and sale of LED chips and LED components exceeded the expected future net undiscounted cash flows to be generated from this asset group. The Company determined that the fair value of the asset group exceeded its carrying value by $8,635 thousand. The fair value of the asset group was determined, with the assistance of a third party independent valuation, based on the present value of expected future net cash flows discounted at the weighted average cost of capital of 13.4%.  The resulting impairment charge that was allocated to the property, plant and equipment and to the intangible assets of the asset group was $7,433 thousand and $1,202 thousand, respectively, for the year ended August 31, 2016.

For the year ended August 31, 2015, lower than projected sales of our LED products and lower market capitalization compared to our consolidated net book values again indicated potential impairment of our long‑lived assets. To analyze potential impairment, we project undiscounted future cash flows using a probability‑weighted approach for two scenarios: a restructuring for our chips manufacturing operation scenario; and a scenario in which the company continues to operate on a status quo basis. The probabilities assigned to these scenarios were 40% and 60%, respectively, based upon a variety of factors, including primarily our intention to suppress gross loss from chip sales, the amount of cash held by us and the cooperation model discussed with our ODM partner, considering all known trends and uncertainties. The assumptions used to determine the proceeds from the ultimate disposition of the equipment include economic functions, trading patterns and market demands. Based on the assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value by 3.2% under the status quo scenario and by 10.7% on a probability‑weighted basis. Consequently, no asset impairment was recognized during the year ended August 31, 2015.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 31, 2016, the exchange rate was 31.73 NT dollars to one U.S. dollar. On November 16, 2016, the exchange rate was 31.85 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2014	29.94	30.60	29.36	29.90
Fiscal 2015	31.08	32.86	29.86	32.50
Fiscal 2016	32.55	33.77	31.19	31.73
September 2016	31.47	31.73	31.23	31.36
October 2016	31.56	31.77	31.32	31.56
November 2016 (through November 16, 2016)	31.62	31.94	31.43	31.85

(1)	Annual averages calculated from month‑end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following consolidated statement of operations data for the years ended August 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$10,140	100%	$14,124	100%
Cost of revenues	15,078	149%	18,214	129%
Gross loss	(4,938)	(49)%	(4,090)	(29)%
Operating expenses:
Research and development	2,026	20%	2,443	17%
Selling, general and administrative	4,767	47%	6,986	49%
Impairment of long-lived assets	8,635	85%	—	—
Goodwill impairment	55	1%	—	—
Employee termination benefits	207	2%	—	—
Gain on disposals of long-lived assets, net	(23)	(0)%	(221)	(1)%
Total operating expenses	15,667	155%	9,208	65%
Loss from operations	(20,605)	(204)%	(13,298)	(94)%
Other income (expenses):
Impairment loss on investment	(597)	(6)%	—	—
Equity in loss from unconsolidated entities	(79)	(1)%	(56)	(0)%
Interest expenses, net	(52)	(0)%	(94)	(1)%
Other income, net	85	1%	119	1%
Foreign currency transaction gain (loss), net	(56)	(1)%	12	0%
Total other expenses, net	(699)	(7)%	(19)	(0)%
Loss before income taxes	(21,304)	(211)%	(13,317)	(94)%
Income tax expense	—	—	1	0%
Net loss	(21,304)	(211)%	(13,318)	(94)%
Less: Net loss attributable to noncontrolling interests	(29)	(0)%	(44)	(0)%
Net loss attributable to SemiLEDs stockholders	$(21,275)	(211)%	$(13,274)	(94)%

Year Ended August 31, 2016 Compared to Year Ended August 31, 2015

	Years Ended August 31,
	2016		2015
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$797	8%	$2,406	17%	$(1,609)	(67)%
LED components	7,716	76%	9,126	65%	(1,410)	(15)%
Lighting products	1,466	14%	2,020	14%	(554)	(27)%
Other revenues(1)	161	2%	572	4%	(411)	(72)%
Total revenues, net	10,140	100%	14,124	100%	(3,984)	(28)%
Cost of revenues	15,078	149%	18,214	129%	(3,136)	(17)%
Gross loss	$(4,938)	(49)%	$(4,090)	(29)%	$(848)	21%

(1)

Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, third party ancillary equipment that we sold along with our LED products, and the provision of services.

Revenues, net

Our revenues decreased by 28% from $14.1 million for the year ended August 31, 2015 to $10.1 million for the year ended August 31, 2016. The $4 million decrease in revenues reflects a $1.6 million decrease in revenues attributable to sales of LED chips, a $1.4 million decrease in revenues attributable to sales of LED components, a $0.6 million decrease in revenues attributable to the sales of lighting products and a $0.4 million decrease in other revenues.

Revenues attributable to the sales of our LED chips represented 8% and 17% of our revenues for the years ended August 31, 2016 and 2015, respectively. The decrease in revenues attributable to sales of LED chips was the result of a 64% decrease in the volume of LED chips sold, primarily due to a slowdown in demand, our strategic decision to place greater emphasis on the sales of LED components rather than the sales of LED chips and a business interruption as a result of the restructuring plan which has and continues to impact our ability to serve the needs of our customers on a timely basis.

Revenues attributable to the sales of our LED components represented 76% and 65% of our revenues for the years ended August 31, 2016 and 2015, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volume sold for the UV LED components product, and average selling price erosion, offset in part by the increase in new module product sales. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time.

Revenues attributable to the sales of lighting products represented 14% of our revenues for both the years ended August 31, 2016 and 2015. The decrease in revenues attributable to the sales of lighting products was due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products.

The decrease in other revenues was primarily due to fewer raw materials and scraps sold and a decrease in service revenues.

Cost of Revenues

Our cost of revenues decreased by 17% from $18.2 million for the year ended August 31, 2015 to $15.1 million for the year ended August 31, 2016. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction and the result of lower sales volume for our LED chips and components, offset in part by the increase of inventory write-downs, for the year ended August 31, 2016. Inventory write-downs increased from $1.4 million for the year ended August 31, 2015 to $1.5 million for the year ended August 31, 2016.

Gross Loss

Our gross loss increased from a loss of $4.1 million for the year ended August 31, 2015 to a loss of $4.9 million for the year ended August 31, 2016. Our gross margin percentage was negative 49% for the year ended August 31, 2016, as compared to negative 29% for the year ended August 31, 2015. Gross loss percentage worsened as a consequence of the reduction in revenues due to lower units sold and lower pricing, increase in inventory write-downs, as well as lower factory utilization resulting from lower demand.

Operating Expenses

	Years Ended August 31,
	2016		2015
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$2,026	20%	$2,443	17%	$(417)	(17)%
Selling, general and administrative	4,767	47%	6,986	49%	(2,219)	(32)%
Impairment of long-lived assets	8,635	85%	—	—	8,635	—
Goodwill impairment	55	1%	—	—	—	—
Employee termination benefits	207	2%	—	—	207	—
Gain on disposal of long-lived assets	(23)	(0)%	(221)	(1)%	198	(90)%
Total operating expenses	$15,667	155%	$9,208	65%	$6,404	70%

Research and development.  Our research and development expenses decreased from $2.4 million for the year ended August 31, 2015 to $2.0 million for the year ended August 31, 2016. The decrease was primarily due to a $0.2 million decrease in payroll expense and other operating expenses as a result of lower headcount, a $0.1 million decrease in materials and supplies used in research and development, and a $0.1 million decrease in depreciation and amortization expense.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $7.0 million for the year ended August 31, 2015 to $4.8 million for the year ended August 31, 2016. The decrease was mainly attributable to a $1.4 million decrease in payroll and stock based compensation, a $0.6 million decrease in professional service expenses, mainly legal and advisory services and decreases in various other expenses including depreciation and amortization, travel related expenses, rent and advertisement of $0.2 million. We have started to realize the benefits of operating cost reduction actions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities.

Impairment of long-lived assets.  We recognized an $8.6 million impairment charge for the year ended August 31, 2016, which consisted of a $7.4 million charge on our property, plant and equipment, and a $1.2 million charge on the intangible assets. The impairment charges on our property, plant and equipment of $7.4 million for the year ended August 31, 2016, were primarily related to machinery and equipment used in the manufacturing of LED epitaxial wafers and chips. The charges stemmed primarily from significant revenue declines and negative gross margins. The impairment charge of $1.2 million for the year ended August 31, 2016 on the intangible assets, which consist primarily of patents, trademarks and acquired technology stemmed primarily from our updated long-term financial forecasts that reflected a lower estimated near-term and longer-term revenues and profitability compared to estimates developed from prior years. These charges are more fully described in Note 3 in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

Employee termination benefits.  Employee termination benefits of $207 thousand were recognized for severance-related expenses for workforce reductions with respect to our restructuring plan on chips manufacturing operation for the year ended August 31, 2016.

Gain on disposal of long‑lived asset, net.  We recognized a gain of $23 thousand and $221 thousand, net on the disposal of long-lived assets for the years ended August 31, 2016 and 2015, respectively. Primarily due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Years Ended August 31,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Impairment loss on investment	$(597)	(6)%	$—	—
Equity in loss from unconsolidated entities	(79)	(1)%	(56)	(0)%
Interest expenses, net	(52)	(1)%	(94)	(1)%
Other income, net	85	1%	119	1%
Foreign currency transaction gain (loss), net	(56)	(1)%	12	0%
Total other income (expenses), net	$(699)	(8)%	$(19)	(0)%

Impairment loss on investment.  We recognized an other-than-temporary impairment loss of $317 thousand and $280 thousand on our cost method investments in LumenMax and Nanoteco respectively for the year ended August 31, 2016 based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on our best estimate of the amount that could be realized from the investment, which considered the latest financial report and the investee's plan of liquidation proposed in September 2016.

Equity in loss from unconsolidated entities.  We recognized net loss from our portion of the net loss from SILQ, an unconsolidated entity. SILQ is currently in the process of being dissolved. We also recognized additional loss to reduce the carrying amount of our investment in SILQ to our proportionate share of the net realizable value reported by SILQ for the year ended August 31, 2016.

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

Foreign currency transaction gain (loss), net.  We recognized a net foreign currency transaction loss of $56 thousand for the year ended August 31, 2016, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries, as compared to a net foreign currency transaction gain of $12 thousand for the year ended August 31, 2015, primarily due to the appreciation of the U.S. dollar against the NT dollar during the first quarter of fiscal 2015 from bank deposits held by Taiwan SemiLEDs in currency other than the functional currency of such subsidiary.

Income Tax Expense (Benefit)

	Years Ended August 31,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Income tax expense	$—	—	$1	0%

We did not recognize any income tax expense for the year ended August 31, 2016, because although we incurred losses before income tax for most of our subsidiaries for the fiscal year, we provided a full valuation allowance on all deferred tax assets. We recognized an insignificant amount of income tax expense, despite a loss before income taxes, for the year ended August 31, 2015, for a subsidiary company in Taiwan, which is subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year.

As of August 31, 2016 and 2015, we recognized full valuation allowances of $43.4 million and $37.5 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2016 and 2015. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

As of August 31, 2016, we had U.S. federal net operating loss carryforwards of $11.6 million, which will expire in various amounts beginning in our fiscal 2025. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

As of August 31, 2016, we had total foreign net operating loss carryforwards of $102.4 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

Net Loss Attributable to Noncontrolling Interests

	Years Ended August 31,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(29)	(0)%	$(44)	(0)%

We recognized net losses attributable to noncontrolling interests of $29 thousand and $44 thousand for the years ended August 31, 2016 and 2015, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014.

Liquidity and Capital Resources

As of August 31, 2016 and 2015, we had cash and cash equivalents of $6.0 million and $4.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. In December 2015, we entered into an agreement to sell our headquarters building for total cash consideration of $5.2 million to be paid in three installments, of which the initial installment of $3 million was received on December 14, 2015 and $1 million is due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. The sale is scheduled to close on December 31, 2017. At any time before December 31, 2017, we have the right to cancel the agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interest payable to the buyer. We also entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the agreement, Well Thrive purchased 577 thousand newly issued shares of common stock of the Company for $2,885 thousand on August 23, 2016. Well Thrive has also agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note will be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. However, the issuance of a convertible note for $1,615 thousand is currently pending subject to receipt of the entire Note proceeds. We have received $500 thousand of the total $1,615 thousand Note amount as of August 31, 2016

As of November 16, 2016, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.9 million and $3.9 million as of August 31, 2016 and 2015, respectively. These long-term notes carry variable interest rates, based on the annual time deposit rate plus a specific spread, which ranged from 1.62% to 2.0% per annum as of both August 31, 2016 and 2015, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15‑year term of the note with final payment to occur in May 2024 and, as of August 31, 2016, our outstanding balance on this note payable was approximately $1.1 million.

•

The second note payable requires monthly payments of principal and interest in the amount of $17 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of August 31, 2016, our outstanding balance on this note payable was approximately $1.8 million.

•	As of August 31, 2016, we had no amount outstanding under the third note payable.

Property, plant and equipment pledged as collateral for our notes payable were $4.7 million and $7.1 million as of August 31, 2016 and 2015, respectively.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $21.3 million and $13.3 million during the years ended August 31, 2016 and 2015, respectively. Net cash used in operating activities for the year ended August 31, 2016 was $3.4 million. As of August 31, 2016, we had cash and cash equivalents of $6.0 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation.

Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. However, there can be no assurances that our planned activities will be successful in reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us. Please see “Critical Accounting Policies and Estimates — Basis of Presentation — Going Concern” for more information on our liquidity plans.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10‑K (in thousands):

	Years Ended August 31,
	2016	2015
Net cash used in operating activities	$(3,439)	$(4,525)
Net cash used in investing activities	$(535)	$(1,140)
Net cash provided by (used in) financing activities	$5,320	$(1,808)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the years ended August 31, 2016 and 2015 was $3.4 million and $4.5 million, respectively. Cash used in operating activities for the year ended August 31, 2016 was $1.1 million lower, primary attributable to the decrease in cash used to pay for salary-related expenses due to the reduction of employees engaged in manufacturing activities as we restructured our manufacturing operations and the termination of employees. In addition, a decrease in cash used to pay for materials and supplies used in production and research and development reflecting the effect of cost reduction. These decreases in cash used in operating activities were offset in part by a decrease in cash collected from customers primarily as a result of lower sales.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended August 31, 2016 was $0.5 million, consisting primarily of the purchases of $0.8 million in property, plant and equipment representing primarily the purchases of machinery and equipment and payments for the build out of our manufacturing facility and leasehold improvements. These were offset in part by a $0.3 million in proceeds from the sale of machinery and equipment.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended August 31, 2016 was $5.3 million, consisting of the receipt of the $3.0 million initial installment of cash consideration for the potential sale of our headquarters building, $0.5 million advance receipt toward the convertible note and $2.9 million proceeds from issuance of common stock, offset in part by repayments on long-term debt of $1.1 million.

Net cash used in financing activities for the year ended August 31, 2015 was $1.8 million for payments on long-term debt.

Capital Expenditures

We had capital expenditures of $0.8 million and $1.6 million for the years ended August 31, 2016 and 2015, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Off‑Balance Sheet Arrangements

As of August 31, 2016, we did not engage in any off‑balance sheet arrangements. We do not have any interests in variable interest entities.

Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard will be effective for the Company on September 1, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for the Company on

September 1, 2019. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory - Simplifying the Measurement of Inventory”. This standard provides additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This standard will be effective for the Company on September 1, 2017. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15,  “Presentation of Financial Statements— Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for the Company on September 1, 2017 and management has elected not to early adopt it. When the standard is effective, it could have a material effect on management’s assessment of the Company’s ability to continue as a going concern.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has subsequently issued multiple ASUs which amend and clarify the guidance. This standard will be effective for the Company on September 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. Management has been evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures and expects to have a preliminary conclusion by August 2017. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SemiLEDs Corporation:

We have audited the accompanying consolidated balance sheets of SemiLEDs Corporation and subsidiaries (the “Company”) as of August 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemiLEDs Corporation and subsidiaries as of August 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has not generated sufficient net cash flows from operating activities and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG

Taipei, Taiwan (the Republic of China)

November 21, 2016

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,030	$4,808
Accounts receivable (including related parties), net of allowance for doubtful accounts of $746 and $586 as of August 31, 2016 and 2015, respectively	900	2,049
Inventories	4,067	5,924
Prepaid expenses and other current assets	640	891
Total current assets	11,637	13,672
Property, plant and equipment, net	8,813	20,779
Intangible assets, net	44	1,353
Goodwill	—	54
Investments in unconsolidated entities	1,368	2,014
Other assets	373	648
TOTAL ASSETS	$22,235	$38,520
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$314	$1,068
Accounts payable	1,326	1,650
Advance receipt toward the convertible note	500	—
Accrued expenses and other current liabilities	2,761	3,597
Total current liabilities	4,901	6,315
Long-term debt, excluding current installments	2,595	2,839
Other liability	3,097	—
Total liabilities	10,593	9,154
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 3,517 shares and 2,905 shares issued and outstanding as of August 31, 2016 and 2015, respectively	—	—
Additional paid-in capital	175,384	172,117
Accumulated other comprehensive income	3,398	3,083
Accumulated deficit	(167,179)	(145,904)
Total SemiLEDs stockholders’ equity	11,603	29,296
Noncontrolling interests	39	70
Total equity	11,642	29,366
TOTAL LIABILITIES AND EQUITY	$22,235	$38,520

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2016	2015
Revenues, net	$10,140	$14,124
Cost of revenues	15,078	18,214
Gross loss	(4,938)	(4,090)
Operating expenses:
Research and development	2,026	2,443
Selling, general and administrative	4,767	6,986
Impairment of long-lived assets	8,635	—
Goodwill impairment	55	—
Employee termination benefits	207	—
Gain on disposals of long-lived assets, net	(23)	(221)
Total operating expenses	15,667	9,208
Loss from operations	(20,605)	(13,298)
Other income (expenses):
Impairment loss on investment	(597)	—
Equity in loss from unconsolidated entities	(79)	(56)
Interest expenses, net	(52)	(94)
Other income, net	85	119
Foreign currency transaction gain (loss), net	(56)	12
Total other expenses, net	(699)	(19)
Loss before income taxes	(21,304)	(13,317)
Income tax expense	—	1
Net loss	(21,304)	(13,318)
Less: Net loss attributable to noncontrolling interests	(29)	(44)
Net loss attributable to SemiLEDs stockholders	$(21,275)	$(13,274)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(7.25)	$(4.62)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	2,934	2,871

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2016	2015
Net loss	$(21,304)	$(13,318)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	313	(2,497)
Comprehensive loss	$(20,991)	$(15,815)
Comprehensive loss attributable to noncontrolling interests	$(31)	$(41)
Comprehensive loss attributable to SemiLEDs stockholders	$(20,960)	$(15,774)

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2014	2,842	$—	$170,953	$5,583	$(132,630)	$43,906	$(14)	$43,892
Issuance of common stock under equity incentive plans	63	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,289	—	—	1,289	—	1,289
Purchase of common shares in Ning Xiang from noncontrolling interests	—	—	(125)	—	—	(125)	125	—
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	(2,500)	—	(2,500)	3	(2,497)
Net loss	—	—	—	—	(13,274)	(13,274)	(44)	(13,318)
BALANCE—August 31, 2015	2,905	$—	$172,117	$3,083	$(145,904)	$29,296	$70	$29,366
Issuance of common stock for private placement	577	—	2,885	—	—	2,885	—	2,885
Issuance of common stock under equity incentive plans	35	—	—	—	—	—	—	—
Stock-based compensation	—	—	382	—	—	382	—	382
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	315	—	315	(2)	313
Net loss	—	—	—	—	(21,275)	(21,275)	(29)	(21,304)
BALANCE—August 31, 2016	3,517	$—	$175,384	$3,398	$(167,179)	$11,603	$39	$11,642

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,304)	$(13,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,526	4,969
Goodwill impairment	55	—
Impairment of long-lived assets	8,635	—
Impairment loss on investment	597	—
Stock-based compensation expense	382	1,289
Bad debt expense	125	74
Provisions for inventory write-downs	1,542	1,400
Gain on disposals of property, plant and equipment, net	(23)	(221)
Equity in loss from unconsolidated entities	79	56
Changes in :
Accounts receivable, net	1,042	(165)
Inventories	380	1,430
Prepaid expenses and other	281	531
Accounts payable	(85)	(624)
Accrued expenses and other current liabilities	(671)	54
Net cash used in operating activities	(3,439)	(4,525)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(821)	(1,574)
Proceeds from sales of property, plant and equipment	357	123
Payments for development of intangible assets	(54)	(49)
Decrease in restricted cash	—	334
Other investing activities	(17)	26
Net cash used in investing activities	(535)	(1,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,065)	(1,808)
Proceeds from issuance of common stock	2,885	—
Other financing activities	3,500	—
Net cash provided by (used in) financing activities	5,320	(1,808)
Effect of exchange rate changes on cash and cash equivalents	(124)	(368)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,222	(7,841)
CASH AND CASH EQUIVALENTS—Beginning of year	4,808	12,649
CASH AND CASH EQUIVALENTS—End of year	$6,030	$4,808
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$60	$105
Cash paid for income taxes	$3	$5
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$257	$522
Proceeds from sale of property, plant and equipment included in other current liabilities	$—	$884

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2016 and 2015

1.            BUSINESS

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly and majority owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, as well as LED chips and lighting products. LED components have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including Taiwan, the United States and China.

As of August 31, 2016, SemiLEDs had six wholly owned subsidiaries and a 93% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”). The most significant of these consolidated subsidiaries is SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) located in Hsinchu, Taiwan where a portion of research, development, manufacturing and sales activities currently takes place and where a substantial portion of the assets is held and located. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components.

SemiLEDs’ common stock began trading on the NASDAQ Global Select Market under the symbol “LEDS” on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company has suffered losses from operations of $20.6 million, $13.3 million and $24.8 million, gross losses on product sales of $4.9 million, $4.1 million and $11.3 million, and used net cash in operating activities of $3.4 million, $4.5 million and $15.7 million for the years ended August 31, 2016, 2015 and 2014, respectively. Although the Company’s cash and cash equivalents increased to $6.0 million as of August 31, 2016 due to the receipt of the $2.9 million proceeds from issuance of common stock through a private placement, net cash used in operating activities remains the primary factor driving the decrease in its cash position. These facts and conditions raise substantial doubt about the Company's ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company's obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

The Company entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive Limited (“Well Thrive”) on August 4, 2016. Pursuant to the agreement, Well Thrive purchased 577 thousand newly issued shares of common stock of the Company for $2,885 thousand on August 23, 2016.  Well Thrive has also agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note will be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. However, the issuance of the Note is currently pending subject to receipt of the entire Note proceeds. The Company has received a $500 thousand advance on the total $1,615 thousand Note amount as of August 31, 2016. The Company has recognized a related current liability in its consolidated balance sheet as of August 31, 2016.

•

The Company entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million to be paid in three installments, of which the initial installment of $3 million was received on December 14, 2015 and $1.0 million is due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. The sale is scheduled to be closed on December 31, 2017. At any time before December 31, 2017, the Company has the right to cancel the agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the second notes payable, which are secured by the building. This agreement has been accounted for as a secured financing arrangement as the Company retains the title, rights and benefits of ownership of the building. Consequently, the building has not been de-recognized as an asset from the Company’s consolidated balance sheet and a repayment obligation was recorded in other liability (long-term) when the cash was received.

•

Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. The Company is restructuring the chips manufacturing operation. The Company is exploring the opportunities to consign or sell certain equipment to the ODM partner. Part of its employees related to the Company’s chips manufacturing has transferred to the ODM partner. The Company also implemented certain workforce reductions with respect to its chips manufacturing operation. Following the restructuring, the Company has reduced payroll and minimized research and development activities associated with chips manufacturing operation. The Company expects the effects to be continued and is able to further reduce idle capacity charges. This partnership should help the Company obtain a steady source of LED chips with competitive and favorable price for its packaging business, expand the production capacity for LED components, and strengthen its product portfolio and technology.

•

Increasing sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Company’s historical distribution channels. Maintaining the number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed product.

•

Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. In the second quarter of fiscal 2016, the Company’s module product moved from sampling stage to mass production and began shipment to customers. Steadily growth of the module product and the continued commercial sales of its UV LED product are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focused on product enhancement and developing its LED product into many other applications or devices.

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

While the Company's management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months ending August 31, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These consolidated financial statements and financial statement schedule do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation — The consolidated financial statements include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

Investments in which the Company has the ability to exercise significant influence over the investee but not a controlling financial interest, are accounted for using the equity method of accounting and are not consolidated. These investments are in joint ventures that are not subject to consolidation under the variable interest model, and for which the Company: (i) does not have a majority voting interest that would allow it to control the investee, or (ii) has a majority voting interest but for which other shareholders have significant participating rights, but for which the Company has the ability to exercise significant influence over operating and financial policies. Under the equity method, investments are stated at cost after adding or removing the Company’s portion of equity in undistributed earnings or losses, respectively. The Company’s investment in these equity‑method entities is reported in the consolidated balance sheets in investments in unconsolidated entities, and the Company’s share of the income or loss of these equity‑method entities, after the elimination of unrealized intercompany profits, is reported in the consolidated statements of operations in equity in losses from unconsolidated entities. When net losses from an equity‑method investee exceed its carrying amount, the carrying amount of the investment is reduced to zero. The Company then suspends using the equity method to provide for additional losses unless the Company has guaranteed obligations or is otherwise committed to provide further financial support to the equity‑method investee. The Company resumes accounting for the investment under the equity method if the investee subsequently returns to profitability and the Company’s share of the investee’s income exceeds its share of the cumulative losses that have not been previously recognized during the period the equity method is suspended.

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

If the fair value of an equity‑method or cost‑method investment declines below its respective carrying amount and the decline is determined to be other‑than‑temporary, the investment will be written down to its fair value.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the preparation of the Company’s consolidated financial statements on the basis that the Company will continue as a going concern, the collectibility of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock‑based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment, intangible assets and investments in unconsolidated entities, the fair value of acquired tangible and intangible assets, income tax uncertainties, provision for potential litigation costs and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2016 and 2015, cash and cash equivalents of the Company consisted of the following (in thousands):

	August 31,
Cash and Cash Equivalents by Location	2016	2015
United States;
Denominated in U.S. dollars	$945	$887
Taiwan;
Denominated in U.S. dollars	3,580	1,716
Denominated in New Taiwan dollars	738	1,067
Denominated in other currencies	481	344
China (including Hong Kong);
Denominated in U.S. dollars	8	262
Denominated in Renminbi	277	531
Denominated in H.K. dollars	1	1
Total cash and cash equivalents	$6,030	$4,808

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

Customers that accounted for 10% or more of the Company’s total net accounts receivable as of August 31, 2016 and 2015 consist of the following:

	August 31,
Customers	2016	2015
Customer A	37%	35%
Customer B	24%	9%

The customers accounted for 10% or more of the Company’s total net revenues for the years ended August 31, 2016 and 2015, as follows (in thousands, except percentages):

	Years Ended August 31,
	2016		2015
		% of		% of
Customers	Amount	Revenues	Amount	Revenues
Customer A	$2,334	23%	$2,923	21%
Customer B	1,100	11%	749	5%
Customer C	—	—	1,544	11%

Cash and Cash Equivalents — The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

As of August 31, 2016 and 2015, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2016	2015
Cash;
Cash and demand deposits	$6,013	$4,790
Cash equivalents;
Money market funds	17	18
Total cash and cash equivalents	$6,030	$4,808

Foreign Currency — The Company’s subsidiaries use the local currency as their functional currency. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive income (loss) within equity. Income and expense accounts are translated at average exchange rates during the period. Any gains and losses from transactions denominated in foreign currencies are recognized in the consolidated statements of operations as a separate component of other income (expense).

Inventories — Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. Provisions for inventory write‑downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped.

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation, amortization and impairment. Depreciation on property, plant and equipment is calculated using the straight‑line method over the estimated useful lives, less estimated salvage values of the assets. Leasehold improvements are amortized using the straight‑line method over the shorter of the lease term or estimated useful life of the asset.

The estimated useful lives of property, plant and equipment are as follows:

Buildings and improvements	5 to 20	years
Machinery and equipment	1 to 10	years
Leasehold improvements	2 to 15	years
Other equipment	2 to 6	years

Major Maintenance Activities — The Company incurs maintenance costs on its major equipment. Repair and maintenance costs are expensed as incurred.

Intangible Assets—Intangible assets consist of patents, trademarks and acquired technology. Intangible assets are initially recognized at their respective acquisition costs. All of the Company’s intangible assets have been determined to have finite useful lives and are, therefore, amortized using the straight‑line method over their estimated useful lives:

Patents and trademarks	5 to 25	years
Acquired technology	4 to 5	years

Impairment of Long‑Lived Assets — Management evaluates the Company’s long‑lived assets, excluding goodwill, that consist of property, plant and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the asset over the estimated fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third‑party independent appraisers, as considered necessary.

During the year ended August 31, 2016, the Company recognized total impairment charges of $8,635 thousand of which $7,433 thousand pertained to property, plant and equipment and $1,202 thousand pertained to intangible assets, see Notes 3 and 13 for further details. No impairment charge was recognized in the year ended August 31, 2015.

Recovery of Investments in Unconsolidated Entities — Management evaluates the recoverability of the carrying amount of the Company’s equity investments accounted for using the equity method and cost method when there is an indication of potential impairment. If the estimated realizable value of an equity investment falls below its carrying amount and management determines that this shortfall is other‑than‑temporary, the carrying amount of such investment is written down to its estimated realizable value. In determining whether a decline in value is other‑than‑temporary, management considers the length of time and the extent to which such value has been less than the carrying amount, the financial condition and prospects of the investee, and the Company’s ability and intent to retain the equity investment for a period of time sufficient to allow for any anticipated recovery in value.

During the year ended August 31, 2016, the Company recognized an other-than-temporary impairment loss of $597 thousand on its investments. See Note 4 for further details.

Income Taxes — The Company accounts for income taxes under the asset and liability method. As part of the process of preparing the consolidated financial statements, the Company estimates its income taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from differing accounting treatment for items such as accruals and allowances that are not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or when operating loss or tax credit carryforwards are utilized. Accordingly, realization of the deferred tax assets is dependent on the Company’s ability to earn future taxable income against which these deductions, losses and credits can be utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the Company’s deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period the change in the tax law was enacted.

Management assesses the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not more likely than not, a valuation allowance is established. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock‑based Compensation — Compensation costs related to employee stock options and restricted stock units are based on the fair value of the options and stock units on the date of grant, net of estimated forfeitures. The Company determines the grant date fair value of the options using the Black‑Scholes option‑pricing model. The related stock‑based compensation expense is generally recognized on a straight‑line basis over the period in which an employee is required to provide service in exchange for the options and stock units, or the vesting period of the respective options and stock units.

Research and Development Costs — Research and development costs are expensed as incurred. Research and development costs are presented as a separate line item in the consolidated statements of operations.

Advertising Costs — Advertising costs are expensed as incurred. Advertising costs totaled $22 thousand and $36 thousand for the years ended August 31, 2016 and 2015, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Reporting — The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended August 31, 2016 and 2015, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280‑10‑50‑1, “Segment Reporting.”

Shipping and Handling Costs — The Company includes costs from shipping and handling within cost of revenues in the period in which they are incurred.

Revenues Recognition — The Company recognizes revenues on sales of its products when persuasive evidence of an arrangement exists, the price is fixed or determinable, ownership and risk of loss has transferred and collection of the sales proceeds is probable. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non‑conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company’s warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

Accounts Receivable — Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Charges to bad debt expense were $125 thousand and $74 thousand during the years ended August 31, 2016 and 2015, respectively.

Net Income (Loss) Per Share of SemiLEDs Common Stock — Basic net income (loss) per share is computed by dividing net income (loss) attributable to SemiLEDs stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) attributable to SemiLEDs stockholders is determined by allocating undistributed earnings as if all of the earnings for the period had been distributed. Diluted net income (loss) per share is computed by using the weighted‑average shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and unvested restricted stock units using the treasury stock method.

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

Years Ended
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

See Note 13 for further details.

Reclassifications — Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

3.            BALANCE SHEET COMPONENTS

Inventories

Inventories as of August 31, 2016 and 2015 consist of the following (in thousands):

	August 31,
	2016	2015
Raw materials	$1,400	$1,857
Work in process	700	793
Finished goods	1,967	3,274
Total	$4,067	$5,924

Inventory write‑downs to estimated net realizable values for the years ended August 31, 2016 and 2015 were $1,542 thousand and $1,400 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment as of August 31, 2016 and 2015 consist of the following (in thousands):

	August 31,
	2016	2015
Buildings and improvements	$12,822	$13,833
Machinery and equipment	41,065	43,661
Leasehold improvements	213	474
Other equipment	2,198	3,683
Construction in progress	812	1,418
Total property, plant and equipment	57,110	63,069
Less: Accumulated depreciation and amortization	(48,297)	(42,290)
Property, plant and equipment, net	$8,813	$20,779

Depreciation expense was $5,288 thousand and $4,752 thousand for the years ended August 31, 2016 and 2015, respectively.

The Company experienced a decline in revenues and negative gross margins during the year ended August 31, 2016, primarily due to longer than anticipated time for the transition toward the fabless business model, a continued slowdown in demand for the Company's LED products and pricing pressure from intense competition within the LED industry. During the fourth quarter of fiscal 2016, the ODM partner, which just recovered from a serious catastrophic event, expressed its interest on acquiring a portion of the equity of one of the Company’s subsidiaries. Although the discussion is in a preliminary stage, the management believes the evaluation will take time and may further delay the transition schedule, which caused the Company to update long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates developed from prior years. The Company's market capitalization had also fallen below its consolidated net book value based on the quoted market price of common stock for a sustained period of time. Based on these potential impairment indicators, management evaluated the recoverability of the Company's long-lived assets for impairment in fiscal 2016. The carrying amount of the Company's asset group associated with the manufacture and sale of LED chips and LED components exceeded the expected future net undiscounted cash flows to be generated from this asset group. The Company determined that the fair value of the asset group exceeded its carrying value by $8,635 thousand.  The fair value of the asset group was determined, with the assistance of a third party independent valuation, based on the present value of expected future net cash flows discounted at the weighted average cost of capital of 13.4%. The resulting impairment charge that was allocated to the property, plant and equipment of the asset group was $7,433 thousand for the year ended August 31, 2016.

Property, plant and equipment pledged as collateral for the Company’s notes payable were $4.7 million and $7.1 million as of August 31, 2016 and 2015, respectively.

Intangible Assets

Intangible assets as of August 31, 2016 and 2015 consist of the following (in thousands):

	August 31, 2016
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$487	$443	$44
Acquired technology	5	479	479	—
Total		$966	$922	$44

	August 31, 2015
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	14	$1,390	$333	$1,057
Acquired technology	5	662	366	296
Total		$2,052	$699	$1,353

Amortization expense was $238 thousand and $217 thousand for the years ended August 31, 2016 and 2015, respectively.

In the fourth quarter of fiscal 2016, in conjunction with the asset group impairment test discussed further above, management determined the intangible assets of the Company's associated with the manufacture and sale of LED chips and LED components, which consists primarily of patents, trademarks and acquired technology are part of that asset group. The asset group impairment was also allocated to these intangible assets and consequently the Company recognized an impairment charge of $1,202 thousand during the year ended August 31, 2016 on these intangible assets.  No impairment charge was recognized in the year ended August 31, 2015.

The estimated future amortization expense for the Company’s intangible assets as of August 31, 2016 is as follows (in thousands):

Years Ending August 31,	Total
2017	$4
2018	4
2019	4
2020	4
2021	4
Thereafter	24
Total	$44

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of August 31, 2016 and 2015 consist of the following (in thousands):

	August 31,
	2016	2015
Accrued compensation and benefits	$1,283	$1,505
Accrued professional service fees	319	387
Accrued business expenses	300	319
Advance receipts	250	256
Customer deposits	245	239
Other (individually less than 5% of total accrued expenses and other current liabilities)	364	891
Total	$2,761	$3,597

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2016 and 2015 consist of the following (in thousands, except percentages):

	August 31, 2016		August 31, 2015
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	33%	$50	33%	$129
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	1,318	Various	1,885
Total investments in unconsolidated entities		$1,368		$2,014

There were no dividends received from unconsolidated entities through August 31, 2016.

Equity Method Investments

The Company and the other investor in SILQ, a joint venture in Malaysia which is engaged in the design, manufacture and sale of lighting fixtures and systems, each owned a 50% equity interest in SILQ in 2009. In January 2014, the Company participated in SILQ’s capital increase and contributed $76 thousand. Following the capital increase, the Company’s equity interest in SILQ was diluted from 50% to 49%, and consequently, the Company recognized a gain on dilution of its investment of $26 thousand. The dilution gain was recognized as additional paid in capital in the consolidated statement of changes in equity. In April 2014, the Company sold part of its equity interest in SILQ to the other investor for a cash consideration of $114 thousand and recognized a gain on sale of investment of $37 thousand. The gain was reported in the consolidated statements of operations in equity in losses from unconsolidated entities. Upon consummation of the sale, the Company’s equity interest in SILQ was reduced from 49% to 33%. The Company subsequently invested $130 thousand in SILQ’s capital increase in April 2014 and its equity interest remains unchanged. SILQ applied for dissolution in May 2016 and was in the process of being dissolved as of August 31, 2016. The carrying amount of the Company's investment in SILQ was reduced to its proportionate share of the net realizable value reported by SILQ.

The Company still owns a 49% equity interest in China SemiLEDs. However, this investment has a carrying amount of zero as a result of a previously recognized impairment.

Cost Method Investments

In the fourth quarter of fiscal 2016, management reviewed the operating performance and financial condition of the investees based on their latest available financial statements or other publicly available information or the investees’ plan of liquidation. Management considered the extent and duration of time to which the fair value of the investment has been less than its carrying amount, the financial condition of the investees and the prospect for recovery in the near term, and recognized an other-than-temporary impairment loss of $317 thousand and $280 thousand on its investments in LumenMax and Nanoteco respectively for the year ended August 31, 2016. No other-than-temporary impairment charge was recognized in the year ended August 31, 2015. The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

5.	INDEBTEDNESS

Long‑term Debt

Long‑term debt as of August 31, 2016 and 2015 consist of the following loans with a bank (in thousands):

	August 31,
	2016	2015
First note payable	$1,105	$1,207
Second note payable	1,804	1,933
Third note payable	—	767
Total long-term debt	2,909	3,907
Less: Current installments	(314)	(1,068)
Total long-term debt, excluding current installments	$2,595	$2,839

The long‑term notes in the table above carry variable interest rates, which ranged from 1.62% to 2.0% per annum as of August 31, 2016 and 2015, are payable in monthly installments, and are secured by the Company’s property, plant and equipment. The interest rates are based on the annual time deposit rate plus a certain spread. The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15‑year term of the note with final payment to occur in May 2024. The second note payable requires monthly payments of principal and interest in the amount of $17 thousand over the 15‑year term of the note with final payment to occur in December 2025. The notes do not have prepayment penalties or balloon payments upon maturity of the notes.

The scheduled principal payments for the Company’s long‑term debt as of August 31, 2016 consist of the following (in thousands):

Scheduled
Principal
Years Ending August 31,	Payments
2017	$314
2018	319
2019	324
2020	330
2021	335
Thereafter	1,287
Total	$2,909

6.	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements — The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which were including cancellable and noncancellable and which expire at various dates between February 2018 and December 2020. As of August 31, 2016 and 2015, the Company maintained outstanding deposits for these leases in the amount of $83 thousand and $87 thousand, respectively, which are included other long‑term assets in the accompanying consolidated balance sheets. Lease expense related to these operating leases was $462 thousand and $545 thousand for the years ended August 31, 2016 and 2015, respectively. Lease expense is recognized on a straight‑line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of August 31, 2016 consist of the following (in thousands):

Operating
Years Ending August 31,	Leases
2017	$487
2018	289
2019	120
2020	102
2021	34
Thereafter	—
Total	$1,032

Purchase Obligations — The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.5 million and $2.6 million as of August 31, 2016 and 2015, respectively.

Litigation — The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company recognizes a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated. As of August 31, 2016, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

7.	COMMON STOCK

Reverse Stock Split — On April 15, 2016, the Company amended its certificate of incorporation to effect a one-for-ten (1:10) reverse stock split.  This reverse stock split became effective as of the close of business on April 15, 2016. The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of issued and outstanding shares of common stock by the ratio. Accordingly, the issued and outstanding shares, stock options disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

On August 23, 2016, SemiLEDs issued 577 thousand shares of common stock at a price of $5.00 per share, resulting in net cash proceeds of $2,885 thousand, in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933.

8.	STOCK‑BASED COMPENSATION

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increases the number of shares authorized for issuance under the plan by an additional 250 thousand shares. Prior to SemiLEDs’ initial public offering, the Company had another stock‑based compensation plan (the “2005 Plan”), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms.

A total of 635 thousand was reserved for issuance under the 2005 Plan and 2010 Plan as of both August 31, 2016 and 2015. As of August 31, 2016 and 2015, there were 353 thousand and 388 thousand shares of common stock available for future issuance under the equity incentive plans.

In April 2016, SemiLEDs granted 8 thousand restricted stock units to its directors that vest 100% on the earlier of April 12, 2017 and the date of the next annual meeting. The grant‑date fair value of the restricted stock units was $3.4 per unit.

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

Stock‑based Compensation Expense

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs’ common stock as part of an employment agreement related to the Company’s acquisition of SBDI (later on renamed as TSLC Corporation). A summary of the stock-based compensation expense for the years ended August 31, 2016 and 2015 are as follows (in thousands):

	Years Ended August 31,
	2016	2015
Cost of revenues	$91	$285
Research and development	40	149
Selling, general and administrative	251	855
	$382	$1,289

Stock‑based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock‑based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. A forfeiture rate of zero is estimated for stock‑based awards with vesting term that is less than or equal to one year from the date of grant.

There was no recognized stock-based compensation tax benefit for the years ended August 31, 2016 and 2015, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2016 and 2015.

Stock Options Awards

The grant date fair value of stock options is determined using the Black‑Scholes option‑pricing model. The Black‑Scholes option‑pricing model requires inputs including the market price of SemiLEDs’ common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several of the Company’s publicly‑traded peers over the expected term of stock options, risk‑free interest rate and expected dividend. The expected term is derived from historical data on employee exercises and post‑vesting employment termination behavior after taking into account the contractual life of the award. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the related options. The expected dividend has been zero for the Company’s option grants as SemiLEDs has never paid dividends and does not expect to pay dividends for the foreseeable future. Each of these inputs is subjective and generally requires significant judgment to determine.

A summary of the option activity and changes for the years ended August 31, 2016 and 2015 is presented below:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2014	32	$94.62	4.5	$8
Granted	—	—
Forfeited	(10)	65.66
Exercised	—	—
Outstanding—August 31, 2015	22	$107.14	4.1	$—
Granted	—	—
Forfeited	(8)	106.69
Exercised	—	—
Outstanding—August 31, 2016	14	$107.40	3.6	$1
Vested and expected to vest—August 31, 2016	14	$107.40	3.6	$1
Exercisable—August 31, 2016	14	$107.40	3.6	$1

As of August 31, 2016 and 2015, unrecognized compensation costs related to unvested stock options were nil.

Restricted Stock Units Awards

The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2016 and 2015 is presented below:

		Weighted-
	Number of	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
	(In thousands)
Outstanding—September 1, 2014	176	$16.72
Granted	15	7.85
Vested	(62)	22.79
Forfeited	(10)	15.20
Outstanding—August 31, 2015	119	$12.68
Granted	8	3.40
Vested	(35)	16.61
Forfeited	(30)	11.75
Outstanding—August 31, 2016	62	$9.83

As of August 31, 2016 and 2015, unrecognized compensation cost related to unvested restricted stock unit awards of $0.3 million and $1.0 million, respectively, is expected to be recognized over a weighted average period of 1.35 years and 1.8 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9.	NET LOSS PER SHARE OF COMMON STOCK

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti‑dilutive (in thousands of shares):

	Years Ended August 31,
	2016	2015
Stock units and stock options to purchase common stock	28	55

10.	INCOME TAXES

The Company’s loss before income taxes is primarily derived from the operations in Taiwan and income tax expense is primarily incurred in Taiwan.

The statutory income tax rate in Taiwan is 17%. An additional 10% corporate income tax is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as  a legal reserve before the end of the following year. The 10% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

The Company’s loss before income taxes for the years ended August 31, 2016 and 2015 consist of the following (in thousands):

	Years Ended August 31,
	2016	2015
U.S. operations	$(973)	$(770)
Foreign operations	(20,331)	(12,547)
Loss before income taxes	$(21,304)	$(13,317)

All the income tax expense is foreign current tax expense for the year ended August 31, 2015.

Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes for the years ended August 31, 2016 and 2015 as a result of the following (in thousands):

	Years Ended August 31,
	2016	2015
Computed “expected” income tax benefit	$(7,243)	$(4,528)
Foreign tax rate differential	2,078	1,432
Valuation allowance	5,097	3,125
Other	68	(28)
Income tax expense	$—	$1

Net deferred tax assets (liabilities) as of August 31, 2016 and 2015 consist of the following (in thousands):

	August 31,
	2016	2015
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,659	$1,346
Allowance for doubtful accounts	155	428
Accruals and other	196	123
Property, plant and equipment	4,126	2,627
Stock-based compensation	609	617
Investments in unconsolidated entities	5,560	5,587
Net operating loss carryforwards	21,396	19,086
Net operating loss carryforwards-undistributed earnings tax	9,679	7,662
Total gross deferred tax assets	43,380	37,476
Less: Valuation allowance	(43,380)	(37,476)
Deferred tax assets, net of valuation allowance	$—	$—

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and operating loss carryforwards utilizable. Management considers the scheduled reversal of deferred tax liabilities, carryback availability, projected future income, and tax-planning strategies in making this assessment. The Company established full valuation allowances to offset all of its deferred tax assets due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of August 31, 2016, unused net operating loss carryforwards were as follows (in thousands):

	August 31,	Expiration
	2016	Year
U.S. federal net operating loss carryforwards	$11,578	2025-2036
Foreign net operating loss carryforwards (expiring over the next 5 years)	8,018	2017-2021
Foreign net operating loss carryforwards (expiring in more than 5 years)	94,431	2022-2026
Foreign net operating loss carryforwards (indefinite life)	107,540	—
Total unused net operating loss carryforwards	$221,567

Unrecognized Tax Benefits

As of both August 31, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company files income tax returns in the United States federal and certain foreign jurisdictions. The tax years 2005 through 2015 remain open in most jurisdictions, and previously filed in various U.S. states. Below is a summary of open tax years by major tax jurisdiction:

Open
Tax Year
U.S. federal	2005-2015
U.S. state	2005-2014
Foreign—Taiwan	2013-2015

The Company is not currently under examination by income tax authorities in any federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

11.	EMPLOYEE TERMINATION BENEFITS

In December 2015, the Company announced a restructuring plan with respect to its chips manufacturing operation in order to better align its fabless business model. Under the restructuring plan, the Company implemented certain workforce reductions with respect to its chips manufacturing operation. In the second quarter of fiscal 2016, part of its employees related to the Company’s chips manufacturing transferred to their ODM partner. The Company also reduced the workforce at chips manufacturing operations that are no longer required to support production and operations. Accordingly, employee termination benefits of $207 thousand for 66 employees, or approximately 29 percent of the workforce, was recognized during the year ended August 31, 2016.

12.	PRODUCT AND GEOGRAPHIC INFORMATION

Revenues by products for the years ended August 31, 2016 and 2015 are as follows (in thousands):

	Years Ended August 31,
	2016	2015
LED chips	$797	$2,406
LED components	7,716	9,126
Lighting products	1,466	2,020
Other(1)	161	572
Total	$10,140	$14,124

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2016 and 2015 (in thousands):

	Years Ended August 31,
	2016	2015
United States	$4,157	$5,420
China	1,375	1,418
Hong Kong	1,287	80
Taiwan	1,190	3,131
Netherlands	706	232
Germany	523	640
Mexico	2	1,544
Other (individually less than 5% of total net revenues)	900	1,659
Total	$10,140	$14,124

Tangible Long‑Lived Assets

Substantially all of the Company’s tangible long‑lived assets are located in Taiwan.

13.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of August 31, 2016 and 2015 (in thousands):

	August 31, 2016		August 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$6,030	$6,030	$4,808	$4,808
Receivables (including related parties)	900	900	2,049	2,049
Other assets (non-derivatives)	643	643	872	872
Financial liabilities:
Payables (including related parties)	$4,552	$4,552	$5,214	$5,214
Long-term debt (including current installments)	2,909	2,889	3,907	3,906

The fair values of the financial instruments shown in the above table as of August 31, 2016 and 2015 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Cash, cash equivalents, receivables and payables (including related parties) and notes payable to banks: The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•

Other assets (non‑derivatives) include primarily value‑added tax (“VAT”) refund receivables, refundable deposits, and restricted time deposits. The fair value of VAT refund receivables approximates the carrying amount because of the short maturity. The fair value of refundable deposits and restricted time deposits with no fixed maturity is based on the carrying amount.

•	Long‑term debt: The fair value of the Company’s variable rate long‑term debt is estimated based on the prevailing market rate adjusted by the Company’s credit spread.

The following table presents assets that were measured at fair value on a nonrecurring basis as of August 31, 2016 (in thousands):

		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Fair	assets	inputs	inputs	Total
	value	(Level 1)	(Level 2)	(Level 3)	losses
Long-lived assets	$9,660	$—	$—	$9,660	$8,635
Goodwill	—	—	—	—	55
Investment in non-marketable equity security—Nanoteco and LumenMax	20	—	—	20	597
Total	$9,680	$—	$—	$9,680	$9,287

The asset group associated with the manufacture and sale of LED chips and LED components with a carrying amount of $18.3 million at August 31, 2016 was written down to its fair value of $9.7 million, resulting in an impairment charge of $8,635 thousand on property, plant and equipment and intangible assets for the year ended August 31, 2016. Management determined the fair value of the asset group based on the present value of expected future net cash flows discounted at the weighted average cost of capital of 13.4%. Management developed the expected future net cash flows based on company-specific assumptions established using historical data and internally developed estimates as part of the Company's long-term planning process, and adjusted them as appropriate to take into account the highest and best use of the long-lived assets from the perspective of market participants in measuring fair value of the asset group.

An impairment loss on the Company's investment in Nanoteco and LumenMax was recognized based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on management's best estimate of the amount that could be realized from the investment, which considered the latest financial report and the investee's plan of liquidation proposed in September 2016. Management believes the estimated recoverable value reflected the exit price from a market participant's perspective at August 31, 2016.

The following table presents the long-lived assets (property, plant and equipment and intangible assets) that were measured at relative fair value on a nonrecurring basis as of August 31, 2016 (in thousands):

		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Fair	assets	inputs	inputs	Total
	value	(Level 1)	(Level 2)	(Level 3)	losses
Property, plant and equipment	$8,738	$—	$—	$8,738	$7,433
Intangible assets	44	—	—	44	1,202
Total	$8,782	$—	$—	$8,782	$8,635

Property, plant and equipment with a carrying amount of $16.1 million was written down to its relative fair value of $8.7 million, resulting in an impairment charge of $7.4 million for the year ended August 31, 2016. Intangible assets with a carrying amount of $1.2 million was written down to its relative fair value of $44 thousand, resulting in an impairment charge of $1.2 million for the year ended August 31, 2016. Management determined the fair value of the asset group based on the present value of estimated future net cash flows discounted at the weighted average cost of capital of 13.4%. Management developed the expected future net cash flows based on company-specific assumptions established using historical data and internally developed estimates as part of the Company's long-term planning process, and adjusted them as appropriate to take into account the highest and best use of the long-lived assets from the perspective of market participants in measuring fair value.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly statement of operations data for each of the years ended August 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended
	November 30,	February 29,	May 31,	August 31,	Fiscal
	2015	2016	2016	2016 (1)	2016
Revenues, net	$2,963	$2,916	$2,378	$1,883	$10,140
Cost of revenues	4,407	3,711	3,828	3,132	15,078
Gross loss	(1,444)	(795)	(1,450)	(1,249)	(4,938)
Operating expenses	1,688	1,975	1,691	10,313	15,667
Loss from operations	(3,132)	(2,770)	(3,141)	(11,562)	(20,605)
Net loss attributable to SemiLEDs stockholders	$(3,312)	$(2,539)	$(3,253)	$(12,171)	$(21,275)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(1.14)	$(0.87)	$(1.11)	$(4.07)	$(7.25)

(1)

Results for the fourth quarter of fiscal 2016 include impairment charges of $9,287 thousand of which $7,433 thousand pertained to property, plant and equipment, $1,202 thousand pertained to intangible assets, $55 thousand pertained to goodwill and $597 thousand pertained to cost method investments.

	Three Months Ended
	November 30,	February 28,	May 31,	August 31,	Fiscal
	2014	2015	2015	2015	2015
Revenues, net	$2,928	$4,566	$3,508	$3,122	$14,124
Cost of revenues	4,471	5,217	4,367	4,159	18,214
Gross loss	(1,543)	(651)	(859)	(1,037)	(4,090)
Operating expenses	2,899	2,201	2,215	1,893	9,208
Loss from operations	(4,442)	(2,852)	(3,074)	(2,930)	(13,298)
Net loss attributable to SemiLEDs stockholders	$(4,331)	$(2,902)	$(3,041)	$(3,000)	$(13,274)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(1.52)	$(1.02)	$(1.10)	$(1.03)	$(4.62)

15.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

As a holding company, dividends received from SemiLEDs’ subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2016	2015
ASSETS
Cash and cash equivalents	$945	$887
Prepaid expenses and other current assets	3,548	3,262
Total current assets	4,493	4,149
Intangible assets, net	2	56
Investments in subsidiaries	7,441	24,829
Investments in unconsolidated entities	434	714
TOTAL ASSETS	$12,370	$29,748
LIABILITIES AND EQUITY
Advance receipt toward the convertible note	$500	$—
Accrued expenses and other current liabilities	267	452
Total current liabilities	767	452
Total equity	11,603	29,296
TOTAL LIABILITIES AND EQUITY	$12,370	$29,748

SemiLEDs had no contingencies, long‑term obligations and guarantees as of August 31, 2016 or August 31, 2015.

	Years Ended August 31,
Condensed Statements of Operations	2016	2015
Operating expenses:
Selling, general and administrative	$691	$772
Loss from operations	(691)	(772)
Other income (expenses):
Impairment loss on investment	(280)	—
Equity in losses from subsidiaries, net	(20,302)	(12,504)
Interest income	0	2
Other expenses, net	(2)	0
Total other expenses, net	(20,584)	(12,502)
Net loss	$(21,275)	$(13,274)

	Years Ended August 31,
Condensed Statements of Cash Flows	2016	2015
Net cash provided by (used in):
Operating activities	$(727)	$(451)
Investing activities	(2,600)	(6,500)
Financing activities	3,385	—
Net increase (decrease) in cash and cash equivalents	58	(6,951)
Cash and cash equivalents at beginning of year	887	7,838
Cash and cash equivalents at end of year	$945	$887

16.	SUBSEQUENT EVENT

The Company entered into a definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) with Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group. The transaction has not closed due to Mr. Han’s difficulty in transferring funds from China. To date, the Company has only received approximately $261 thousand of the $5 million purchase price. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by the Company, to pay the Company $3 million in liquidated damages plus the legal fees incurred by the Company relating to the sale. In October 2016, the Company executed a settlement agreement with Mr. Han with respect to the Company's complaint against Mr. Han. Pursuant to the settlement agreement, Mr. Han is required to pay the Company $200 thousand by November 30, 2016, and the Company agreed to dismiss its claim for any further liquidated damages. This gain will be recognized when the cash is received.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of August 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to directors and executive officers, audit committee and audit committee financial expert and our code of ethics is set forth under the heading "Proposal 1: Election of Directors" in the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, or the Proxy Statement, and is incorporated herein by reference. We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding amendments to or waivers of our code of ethics by posting such information on our website at http://investors.semileds.com/governance.cfm. The information required by this Item with respect to compliance with the reporting requirements of Section 16(a) of the Exchange Act is set forth under the heading "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is set forth under the heading "Compensation of the Named Executive Officers and Directors" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2016. All outstanding awards relate to our common stock.

Number of securities
			Weighted‑average	remaining available for
	Number of securities		exercise price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of outstanding		options,	plans (excluding
	options, warrants		warrants	securities reflected in
	and rights		and rights(2)	column (a))
Plan category	(a)		(b)	(c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	76	(1)	$107.40	277
Equity compensation plans not approved by security holders	—		—	—
Total	76			277

(1)

Consists of stock options granted under the 2005 Equity Incentive Plan and the 2010 Equity Incentive Plan, and restricted stock units granted under the 2010 Equity Incentive Plan. No additional grants could be made under the 2005 Equity Incentive Plan after December 8, 2010. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares.

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

Item 14.  Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

The following table shows the fees and related expenses for audit and other services provided by KPMG (Taiwan) billed for fiscal years 2016 and 2015. The services described in the following fee table were approved in conformity with the Audit Committee’s pre‑approval process.

	KPMG	KPMG
	(Taiwan)	(Taiwan)
	2016 Fees	2015 Fees
Audit Services	$200,000	$240,000
Audit‑Related Services	—	—
Tax Services	—	—
All Other Services	—	—
Total	$200,000	$240,000

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

(1) Consolidated Financial Statement Schedule:

The following financial statement schedule of SemiLEDs Corporation and its subsidiaries for fiscal years 2016 and 2015 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of SemiLEDs Corporation and its subsidiaries.

Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(2) Exhibits:

The exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10‑K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2016	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung Tri Doan Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN	Chairman and Chief Executive Officer (Principal Executive Officer)	November 21, 2016
Trung Tri Doan

/s/ CHRISTOPHER LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 21, 2016
Christopher Lee

/s/ SCOTT R. SIMPLOT	Director	November 21, 2016
Scott R. Simplot

/s/ DR. EDWARD KUAN HSIUNG HSIEH	Director	November 21, 2016
Dr. Edward Kuan Hsiung Hsieh

/s/ GOUGH WALTER MICHAEL	Director	November 21, 2016
Gough Walter Michael

/s/ PETER CHIOU	Director	November 21, 2016
Peter Chiou

SEMILEDS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Years Ended
	August 31,
	2016	2015
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$586	$2,766
Charged to bad debt expense	125	74
Write-downs charged against the allowance	—	(2,074)
Effect of exchange rate changes	35	(180)
Ending balance	$746	$586

	Years Ended
	August 31,
	2016	2015
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$37,476	$38,499
Charged to income tax expense	5,097	3,125
Net operating loss carryforward expired	—	(1,829)
Effect of exchange rate changes	807	(2,319)
Ending balance	$43,380	$37,476

EXHIBIT INDEX

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8‑K	333‑168624	3.1	April 15, 2016

3.2	Amended and Restated Articles of Association of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S‑1/A	333‑168624	99.1	September 14, 2010

3.3	Amended and Restated Bylaws of Registrant	S‑1/A	333‑168624	3.2 (b)	November 22, 2010

4.1	Form of Common Stock Certificate	S‑1/A	333‑168624	4.1	November 22, 2010

10.1†	2005 Equity Incentive Plan (amended March 1, 2010)	S‑1	333‑168624	10.1	August 6, 2010

10.2†	2010 Equity Incentive Plan, as amended January 9, 2014	10‑Q	001‑34992	10.1	July15, 2014

10.3†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S‑1	333‑168624	10.3	August 6, 2010

10.4†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8‑K	001‑34992	99.1	February 9, 2012

10.5†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8‑K	001‑34992	99.1	February 24, 2012

10.6	Form of Proprietary Information and Inventions Agreement	S‑1/A	333‑168624	10.8	September 14, 2010

10.7	Form of Non‑competition Agreement	S‑1/A	333‑168624	10.9	September 14, 2010

10.8†	Form of Option Agreement for the 2010 Equity Incentive Plan	S‑1/A	333‑168624	10.10	November 16, 2010

10.9†	Form of Indemnification Agreement with directors and officers	S‑1/A	333‑168624	10.11	October 26, 2010

10.10	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2009 (translation)	S‑1/A	333‑168624	10.22	October 6, 2010

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated November 10, 2010 (translation)	10‑Q	001‑34992	10.1	April 12, 2011

10.12	Common Stock Purchase Agreement effective December 18, 2014, by and between SemiLEDs Corporation and Xiaoqing Han	8‑K	001‑34992	2.1	December 23, 2014

10.13	Building Sale and Purchase Agreement between SemiLEDs Optoelectronics Co., Ltd. and Formosa Epitaxy Incorporation dated December 10, 2015 (translation)	10-Q	001‑34992	10.1	April 13, 2016

10.14	Purchase Agreement, effective July 6 , 2016 , by and between SemiLEDs Corporation, a Delaware corporation, and Peter Chiou, an individual	8‑K	001‑34992	2.1	July 6, 2016

10.15	Assignment and Assumption of Purchase Agreement, effective August 23, 2016 , between Peter Chiou and Well Thrive Limited, a Samoa international company	8‑K/A	001‑34992	10.2	August 23, 2016

10.16	Amendment No. 1 to Purchase Agreement, effective August 23, 2016, between SemiLEDs Corporation, Peter Chiou and Well Thrive Limited	8‑K/A	001‑34992	10.3	August 23, 2016

21.1	List of Subsidiaries					X

23.1	Consent of KPMG, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

†Management contract or compensatory arrangement