Form 10-K/A
period 2016-08-31
SemiLEDs Corp
filed 2016-12-27
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K/A

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

INTRODUCTORY NOTE

On November 21, 2016, SemiLEDs Corporation (the “Company,” “we,” “us,” and “our”) filed its annual report on Form 10-K for the year ended August 31, 2016 (the “Original Filing”). This Amendment No. 1 to Form 10-K (this “Amendment”) on Form 10-K/A completes the items identified below that were originally omitted from the Original Filing in the expectation that a proxy statement would be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of our 2016 fiscal year.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Board of Directors

Trung T. Doan, 58, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012. Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea. In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc. Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems within the past five years. Mr. Doan also previously served as a director of Dolsoft Corporation, a privately held software company, as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems. Mr. Doan holds a bachelor of science degree in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a master of science degree in chemical engineering from the University of California, Santa Barbara. Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in‑depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

Dr. Edward Kuan Hsiung Hsieh, 64, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and Internet networks company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. He also served as Chairman of International Christian Goodwill within the past five years. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara and a doctor of philosophy degree in electrical engineering from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching master of business administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start‑up companies.

Scott R. Simplot, 70, has served as a director since March 2005. Mr. Simplot has been Chairman of the board of directors and a director of J.R. Simplot Company since May 2001 and August 1970, respectively. Mr. Simplot holds a bachelor of science degree in business from the University of Idaho and a master of business administration degree from the University of Pennsylvania. Mr. Simplot became a director on our Board as part of his duties as the Chairman of the board of J.R. Simplot Company, the 100% owner of Simplot Taiwan, Inc., which was entitled to designate two members of our board of directors in connection with J.R. Simplot Company’s investment in our Series A convertible preferred stock. Our Board has determined that Mr. Simplot should serve as a director based on the extensive knowledge and insight he brings to our Board from his experience serving as Chairman and holding a variety of management positions at a large private company and serving on the boards of directors of companies in a variety of industries.

Walter Michael Gough,  62,  has served as a director since April 2016. Mr. Gough has led Gough and Associates, a firm that specializes in financial consulting for domestic and international companies since 2005. He is also a tenured faculty member in Accounting and Business at DeAnza College in Cupertino, California where he has taught since 1985. From June 2000 to June 2004, he was Chief Financial Officer and Financial Consultant at NuTool Inc., a semiconductor equipment manufacturer. From 1995 through 1999, he was a founding member and Chief Financial Officer of Invest In Yourself, LLC; an organization that provided consulting for professional sports franchises. Prior to teaching and consulting, Mr. Gough was a financial analyst and contracts manager at Watkins-Johnson Company, a high technology electronics firm. Before Watkins-Johnson, Mr. Gough worked for Kidder Peabody, an investment banking firm. He holds MBA and BA degrees (cum laude) from Santa Clara University, and a Masters in English from Notre Dame de Namur

University. Our Board has determined that Mr. Gough should serve on our Board based on his experience as a consultant to technology companies in both the United States and Taiwan, his prior experience as a chief financial officer of several companies, and his expertise in accounting and finance.

Dr. Peter Chiou,  51, Dr. Chiou is a technologist who has more than 25 years’ experience in the telecom, datacom and satcom industries. He was the system architect who led the design team that designed the JetBlue in-flight Wi-Fi services through Ka band Satellite. His past experiences include NASA, FAA, SPRINT, AT&T and MOEA of Taiwan. From March 2015 to June 2016, Dr. Chiou served as Chief Executive Officer of Luxe Electric Co., Ltd., an electrical products manufacturer in Taiwan. From February 2011 to March 2015, Dr. Chiou was a lead engineer of ViaSat Inc.,  a publicly traded satellite provider. Dr. Chiou received his Ph.D. and M.S., both in Electrical Engineering, from University of Maryland at College Park. Our Board has determined that Dr. Chiou should serve on our Board based on his experience with technology companies and other organizations in both the United States and Taiwan.

Executive Officers

In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers as of November 30, 2016 consisted of the following:

Christopher Lee, 45, has served as our Chief Financial Officer since September 2015. From November 21, 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of the Company. Mr. Lee joined SemiLEDs in September 2014. Mr. Lee has over 20 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self‑employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long‑term interests of the Company and our stockholders. The Board’s responsibilities include:

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

The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate. During fiscal year 2016, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

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

Nominating
and Corporate
Name	Audit	Compensation	Governance
Arthur H. del Prado(1)	√
Dr. Edward Kuan Hsiung Hsieh	Chair	√
Walter Michael Gough	√
Dr. Peter Chiou	√
Scott R. Simplot		Chair	Chair
Number of Committee Meetings Held in Fiscal Year 2016	4	2	2

(1)	Mr. del Prado resigned from SemiLEDs on June 22, 2016.

Audit Committee

Our Audit Committee is responsible for, among other things:

•	reviewing and approving the selection of our independent auditors, and approving the audit and non‑audit services to be performed by our independent auditors;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures;

•	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year‑end operating results; and

•	preparing the Audit Committee Report that the SEC requires in our annual proxy statement.

The Board believes that each current member of our Audit Committee is an independent director under the NASDAQ rules and meets the additional SEC independence requirements for audit committee members. It has also determined that Dr. Hsieh and Mr. Gough meet the requirements of an “audit committee financial expert,” as defined in Regulation S‑K.

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

•	reviewing and determining our equity‑based compensation plans; and

•	administering our equity‑based compensation plans.

Although the Compensation Committee has the authority to determine the compensation paid to executive officers, other officers, employees, consultants and advisors, it can delegate its responsibility for setting compensation for individuals other than the CEO to a subcommittee, in the case of other officers, or to officers, in the case of employees and consultants. It may also delegate to officers the authority to grant options or other equity or equity‑based awards to employees who are not executive officers or members of the Board. It may also generally take into account the recommendations of the CEO, other than with respect to his own compensation. As further described under “Compensation of the Named Executive Officers and Directors” below, the Compensation Committee has engaged Radford, an independent compensation consultant, to assist it in various respects. The Compensation Committee has assessed Radford’s independence pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Radford from independently representing the Compensation Committee.

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

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board held ten meetings in fiscal year 2016. We expect each director to attend every meeting of the Board and the committees on which he or she serves, and encourage them to attend the annual stockholders’ meeting. All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal year 2016 and all continuing directors attended the 2016 annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, among others, to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2016 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), other than two reports on Form 4 (transaction date of October 16, 2015 for Mark E. Tuttle reported on February 23, 2016 and transaction date of June 22, 2016 for Arthur H. del Prado reported on June 28, 2016).

Item 11.  Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

This executive compensation section discloses the compensation awarded to or earned by our “named executive officers” during fiscal year 2016. Trung T. Doan, our CEO, was the only executive officer whose total compensation exceeded $100,000 during fiscal year 2016.

We held our last non‑binding advisory vote regarding compensation of our named executive officers at 2015 Annual Meeting of Stockholders and expect to hold our next vote at our 2018 Annual Meeting of Stockholders.

Summary Compensation Table

The following table sets forth all of the compensation earned by named executive officers during the relevant fiscal years.

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)		($)
Trung T. Doan	2016	303,750	—	—	—	1,401	(2)	305,151
Chief Executive Officer	2015	354,375	—	—	—	1,476	(2)	355,851

(1)

The amounts reported in the Stock Awards column represent the aggregate grant date fair value of the restricted stock units (the “RSUs”) granted to the named executive officers in the applicable fiscal year calculated in accordance with ASC 718. For RSUs, the grant date fair value is calculated by multiplying (x) the closing price of our common stock on the grant date by (y) the number of RSUs awarded. Note that the amounts reported in this column reflect the accounting cost for these stock awards, and do not correspond to the actual economic value that may be received by the named executive officers.

(2)	The amount represents the payments for airfare for his family member to fly from Taiwan to the United States.

Outstanding Equity Awards at Fiscal Year‑End

The following table presents certain information regarding outstanding equity awards held by each of our named executive officers as of the fiscal year ended August 31, 2016. Values in this table are calculated based on the closing price per share of our common stock on August 31, 2016, which was $6.23.

	Option Awards					Stock Awards
			Equity					Market
			Incentive					Value of
			Plan					Shares
			Awards:					or
	Number of	Number of	Number of			Number of		Units of
	Securities	Securities	Securities			Shares or		Stock
	Underlying	Underlying	Underlying			Units		That
	Unexercised	Unexercised	Unexercised			of Stock That		Have
	Options	Options	Unearned	Option	Option	Have Not		Not
	Exercisable	Unexercisable	Options	Exercise Price	Expiration	Vested		Vested
Name	(#)	(#)	(#)	($/Sh)	Date	(#)		($)
Trung T. Doan	—	—	—	—	—	5,000	(1)	31,150
	—	—	—	—	—	14,625	(2)	91,114

(1)	RSUs vest in equal installments on February 20 in each of 2014, 2015, 2016 and 2017.

(2)	Performance-based restrictions stock units vest upon the attainment of certain criteria through August 31, 2017 and will become fully vested upon a change in control.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Severance and Change in Control Benefits

Mr. Doan entered into an employment agreement in 2005, which provides that if he is terminated by us without cause or resigns due to a constructive termination, he will receive as severance an amount equal to six months of his then‑current salary plus his current medical insurance for six months following his termination date. We offered such severance to motivate Mr. Doan to continue as our executive officer by providing severance protection in the event that he is terminated by us without having committed any egregious act constituting cause or if we adversely change his position such that he resigns. Cause is defined as (a) the conviction of a felony or of any criminal offense involving moral turpitude; (b) the repeated failure to satisfactorily perform duties reasonably required by us; (c) material breach of the proprietary information and invention agreement, our written policies established by our Board or any term of his employment agreement; or (d) misappropriation of our property or unlawful appropriation of our corporate opportunity or our business. If we determine cause exists, we will provide Mr. Doan with written notice alleging cause and his failure to remedy the alleged cause within 30 days may result in a termination for cause. Constructive termination is defined as one of the following events when we have not received Mr. Doan’s written consent for such event: (a) a significant reduction of his duties, position or responsibilities relative to his duties, position or responsibilities in effect immediately prior to such reduction or his removal from such position, duties and responsibilities, provided that a reduction in duties, position or responsibilities solely by virtue of us being acquired and made part of a larger entity will not constitute a constructive termination; (b) a substantial reduction, without good business reasons, of the facilities and perquisites available to him immediately prior to such reduction; (c) a reduction of his base salary unless such reduction is a part of a Company‑wide reduction for similarly situated persons; or (d) a material reduction in the kind or level of employee benefits to which he is entitled immediately prior to such reduction, with the result that his overall benefits package is significantly reduced, unless such reductions are part of a Company‑wide reduction for similarly situated persons.

Certain of the equity granted to our named executive officers will fully vest upon a change in control. In addition, the RSUs granted to our named executive officers in fiscal years 2015 will fully vest if we are subject to a change in control while they remain employed.

Employment Agreements

We entered into employment agreements with each of our named executive officers which set forth the terms of their employment, including base salary and, to the extent applicable, bonus opportunities, stock options and severance benefits. The payments made in fiscal years 2015 and 2016 are set forth in the “Summary Compensation Table” above.

Mr. Doan entered into an employment agreement in 2005, which provides for the severance payments and benefits described under “Severance and Change in Control Benefits” above.

Director Compensation

Based on recommendations from Radford, our Board has adopted a director compensation policy pursuant to which non‑employee members of the Board will receive the following compensation for their board and committee services:

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

•

an annual cash retainer of $8,000 per non‑chairman member serving on the Audit Committee, $5,000 per non‑chairman member serving on the Compensation Committee and $3,000 per non‑chairman member serving on the Nominating and Corporate Governance Committee; and

•

each year shortly following the annual stockholder meeting an annual grant of 2,500 shares of RSUs, which fully vests on the earlier of the next annual meeting or the one‑year anniversary of the grant date, subject to continued service through the vesting date, provided that the RSUs will fully vest if we are subject to a change in control during their service.

The director compensation policy requires directors to attend at least 75% of the meetings each year in order to be renominated. The policy also includes an equity ownership guideline whereby our directors will be expected to own and hold shares of our common stock until retirement from their Board service. We also reimburse non‑employee directors for travel, lodging and other expenses incurred in connection with their attendance at Board or committee meetings.

Director Compensation Table

The following table sets forth the total compensation for our non‑employee directors for the year ended August 31, 2016:

	Fees Earned or		All Other
	Paid in Cash	Stock Awards	Compensation	Total
Name	($)	($)(1)	($)	($)
Arthur H. del Prado	24,750	8,500	—	33,250
Dr. Edward Kuan Hsiung Hsieh(2)	45,000	8,500	—	53,500
Walter Michael Gough(2)	8,250	8,500	—	16,750
Dr. Peter Chiou	—	—	—	—
Scott R. Simplot	—	—	—	—

(1)

Amounts shown do not reflect compensation actually received by directors. Instead, the value reported above in the “Stock Awards” column represents the dollar amounts of the aggregate grant date fair value of RSUs granted to directors in fiscal year 2016, computed in accordance with ASC 718.

(2)	Mr. Walter Michael Gough and Dr. Hsieh held 2,500 RSUs at August 31, 2016. The RSUs will fully vest at the earlier of April 12, 2017 or the date of the 2017 annual meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2016 with respect to:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of November 30, 2016 and RSUs that will vest within 60 days of November 30, 2016, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Percentage of ownership is based on 3,517,290 shares of common stock outstanding as of November 30, 2016.

Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11 Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	989,934	(1)	28.1%
J.R. Simplot Company
999 Main Street, Suite 1300 Boise, ID 83702
Well Thrive Limited	577,000		16.4%
No. 79 Heng Yang Road, Taipei, Taiwan
Trung Tri Doan	364,972	(2)	10.4%

Executive Officers and Directors:
Trung Tri Doan	364,972	(2)	10.4%
Walter Michael Gough	1,068		*
Dr. Peter Chiou	—		—
Dr. Edward Kuan Hsiung Hsieh	13,571		*
Scott R. Simplot	1,020,970	(1)(3)	29.0%
Christopher Lee	2,125	(4)	*

All executive officers and directors as a group (6 persons)	1,402,706	(4)	39.9%

*Indicates beneficial ownership of less than 1%.

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

(2)	Includes 157,142 shares held by The Trung Tri Doan 2010 GRAT, of which Trung Tri Doan is the sole trustee.

(3)

Includes 31,036 shares held by JRS Properties III L.P. JRS Management L.L.C. is the sole general partner of JRS Properties III L.P. Scott Simplot and Stephen A. Beebe are the managers of JRS Management L.L.C. As managers of JRS Management L.L.C., Mr. Simplot and Mr. Beebe share voting and investment power over the securities held by JRS Properties III L.P. Mr. Simplot may be deemed to have shared voting and investment power over the shares held by JRS Properties III L.P. Mr. Simplot disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(4)	Includes 625 RSUs that vested and will be delivered within the first open trading window following the vesting date and 750 RSUs that will vest within 60 days.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since September 1, 2014, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below, some of which represent continuing transactions from prior periods.

Employment Agreements

See “Compensation of the Named Executive Officers and Directors — Employment Agreements.”

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

In fiscal years 2015 and 2016, all the related person transactions represented the continuation of transactions entered into prior to our initial public offering and adoption of the policy.

Director Independence

The published listing requirements of NASDAQ dictate that a majority of the Board be comprised of independent directors whom our Board has determined have no material relationship with our Company and who are otherwise “independent” directors under those listing requirements. Our current Board consists of the five persons listed above. The Board has determined that each of our current directors, other than Mr. Doan, our CEO, qualifies as an independent director, such that more than a majority of our directors are independent directors under the NASDAQ rules.

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

In addition to the Board‑level standards for director independence, the NASDAQ rules provide that directors, of whom there must be three, who serve on the Audit Committee must each satisfy standards established by the SEC that require that members of audit committees must not be affiliated persons of the issuer and may not accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer other than their director compensation.

Transactions Considered in Independence Determinations

In making its independence determinations, the Board considered transactions that occurred since the beginning of fiscal year 2014 between the Company and entities associated with the independent directors or members of their immediate family. All identified transactions that appeared to relate to the Company and a family member of, or entity with a known connection to, a director were presented to the Board for consideration.

None of the non‑employee directors was disqualified from “independent” status under the objective tests. In making its subjective determination that each of our Company’s non‑employee director is independent, the Board reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management. The Board considered the transactions in the context of the NASDAQ objective standards, the special standards established by the SEC for members of audit committees, and the SEC and U.S. Internal Revenue Service (“IRS”) standards for compensation committee members. Based on all of the foregoing, as required by the NASDAQ rules, the Board made a subjective determination that, because of the nature of the director’s relationship with the entity and/or the amount involved, no relationships exist that, in the opinion of the Board, would impair the director’s independence.

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

KPMG (Taiwan) did not perform services other than audit services during fiscal years 2016 and 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(2) Exhibits:

The exhibits listed on the Exhibit Index are included or incorporated by reference as part of this Annual Report on Form 10‑K, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2016	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung Tri Doan Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350					X