Form 10-Q
period 2016-11-30
SemiLEDs Corp
filed 2017-01-13
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,517,290 shares of common stock, par value $0.0000056 per share, outstanding as of January 9, 2017.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30,	August 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,827	$6,030
Accounts receivable (including related parties), net of allowance for doubtful accounts of $735 and $746 as of November 30, 2016 and August 31, 2016, respectively	1,526	900
Inventories	3,777	4,067
Prepaid expenses and other current assets	788	640
Total current assets	10,918	11,637
Property, plant and equipment, net	8,451	8,813
Intangible assets, net	60	44
Investments in unconsolidated entities	1,314	1,368
Other assets	354	373
TOTAL ASSETS	$21,097	$22,235
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$313	$314
Accounts payable	1,184	1,326
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	2,496	2,761
Total current liabilities	4,493	4,901
Long-term debt, excluding current installments	2,504	2,595
Other liability	3,083	3,097
Total liabilities	10,080	10,593
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 3,517 shares issued and outstanding	—	—
Additional paid-in capital	175,467	175,384
Accumulated other comprehensive income	3,385	3,398
Accumulated deficit	(167,869)	(167,179)
Total SemiLEDs stockholders’ equity	10,983	11,603
Noncontrolling interests	34	39
Total equity	11,017	11,642
TOTAL LIABILITIES AND EQUITY	$21,097	$22,235

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2016	2015
Revenues, net	$2,702	$2,963
Cost of revenues	2,586	4,407
Gross profit (loss)	116	(1,444)
Operating expenses:
Research and development	199	601
Selling, general and administrative	1,100	1,087
Gain on disposals of long-lived assets	(80)	—
Total operating expenses	1,219	1,688
Loss from operations	(1,103)	(3,132)
Other income (expenses):
Equity in loss from unconsolidated entities	(9)	(8)
Interest expenses, net	(9)	(16)
Other income, net	476	26
Foreign currency transaction loss, net	(51)	(185)
Total other income (expenses), net	407	(183)
Loss before income taxes	(696)	(3,315)
Income tax expense	—	—
Net loss	(696)	(3,315)
Less: Net loss attributable to noncontrolling interests	(6)	(3)
Net loss attributable to SemiLEDs stockholders	$(690)	$(3,312)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.20)	$(1.14)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,518	2,906

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2016	2015
Net loss	$(696)	$(3,315)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(12)	(64)
Comprehensive loss	$(708)	$(3,379)
Comprehensive loss attributable to noncontrolling interests	$(5)	$(3)
Comprehensive loss attributable to SemiLEDs stockholders	$(703)	$(3,376)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2016	3,517	$—	$175,384	$3,398	$(167,179)	$11,603	$39	$11,642
Stock-based compensation	—	—	83	—	—	83	—	83
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	(13)	—	(13)	1	(12)
Net loss	—	—	—	—	(690)	(690)	(6)	(696)
BALANCE—November 30, 2016	3,517	$—	$175,467	$3,385	$(167,869)	$10,983	$34	$11,017

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(696)	$(3,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335	1,316
Stock-based compensation expense	83	42
Provisions for inventory write-downs	196	452
Equity in loss from unconsolidated entities	9	8
Gain on disposals of long-lived assets	(80)	—
Changes in :
Accounts receivable, net	(635)	50
Inventories	69	269
Prepaid expenses and other	(73)	(146)
Accounts payable	(79)	371
Accrued expenses and other current liabilities	(250)	390
Net cash used in operating activities	(1,121)	(563)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(68)	(341)
Payments for development of intangible assets	(1)	(20)
Proceeds from sale of investment	41	—
Net cash used in investing activities	(28)	(361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(79)	(437)
Net cash used in financing activities	(79)	(437)
Effect of exchange rate changes on cash and cash equivalents	25	22
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,203)	(1,339)
CASH AND CASH EQUIVALENTS—Beginning of period	6,030	4,808
CASH AND CASH EQUIVALENTS—End of period	$4,827	$3,469
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$199	$260

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

As of November 30, 2016, SemiLEDs had six wholly owned subsidiaries and a 93% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”). SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of our assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

SemiLEDs’ common stock began trading on the NASDAQ Global Select Market under the symbol “LEDS” on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 21, 2016. The unaudited condensed consolidated balance sheet as of August 31, 2016 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of November 30, 2016, the statements of operations and comprehensive loss for the three months ended November 30, 2016 and 2015, the statement of changes in equity for the three months ended November 30, 2016, and the statements of cash flows for the three months ended November 30, 2016 and 2015. The results for the three months ended November 30, 2016 are not necessarily indicative of the results to be expected for the year ending August 31, 2017.

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

The Company suffered losses from operations of $20.6 million and $13.3 million, gross losses on product sales of $4.9 million and $4.1 million, and net cash used in operating activities of $3.4 million and $4.5 million for the years ended August 31, 2016 and 2015, respectively. Loss from operations and net cash used in operating activities for the three months ended November 30, 2016 were both $1.1 million. Further, at November 30, 2016, the Company’s cash and cash equivalents was down to $4.8 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

The Company entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive Limited (“Well Thrive”) on August 4, 2016. Pursuant to the agreement, Well Thrive purchased 577 thousand newly issued shares of common stock of the Company for $2,885 thousand on August 23, 2016. Well Thrive also agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note would be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. However, the issuance of the Note is currently pending subject to receipt of the entire Note purchase price. The Company has received a $500 thousand advance on the total $1,615 thousand Note amount as of November 30, 2016. The Company has recognized a related current liability in its consolidated balance sheet as of November 30, 2016. On December 16, 2016, the Company provided notice to Well Thrive that it intends to retain the $500 thousand as liquidated damages if it does not remit the balance of the purchase price for the Note by January 7, 2017. On January 6, 2017, Well Thrive informed the Company that it was not prepared to complete the purchase of the Note at this time and demanded the return of the $500 thousand advance and the $2,885 thousand for the shares purchased by Well Thrive.

•

The Company entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. However, as of January 13, 2017, the Company hasn’t received the $1 million due on December 31, 2016 and is in discussion with the strategic partner. The sale is scheduled to be closed on December 31, 2017. At any time before December 31, 2017, the Company has the right to cancel the agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the second notes payable, which are secured by the building. This agreement has been accounted for as a secured financing arrangement as the Company retains the title, rights and benefits of ownership of the building. Consequently, the building has not been de-recognized as an asset from the Company’s consolidated balance sheet and a repayment obligation was recorded in other liability (long-term) when the cash was received.

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

•

Increasing sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Company’s historical distribution channels; maintaining a number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed product.

•

Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. Steady growth of module products and the continued commercial sales of its UV LED product are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focusing on product enhancement and developing its LED product into many other applications or devices.

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

While the Company’s management believes that the measures described in the above liquidity plan should be adequate to satisfy its liquidity requirements for the twelve months ending November 30, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2016 and August 31, 2016, cash and cash equivalents of the Company consisted of the following (in thousands):

	November 30,	August 31,
Cash and Cash Equivalents by Location	2016	2016
United States;
Denominated in U.S. dollars	$673	$945
Taiwan;
Denominated in U.S. dollars	2,813	3,580
Denominated in New Taiwan dollars	528	738
Denominated in other currencies	472	481
China (including Hong Kong);
Denominated in U.S. dollars	7	8
Denominated in Renminbi	334	277
Denominated in H.K. dollars	—	1
Total cash and cash equivalents	$4,827	$6,030

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

Net revenues generated from sales to the top ten customers represented 67% of the Company’s total net revenues for both the three months ended November 30, 2016 and 2015.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 76% of the Company’s net revenues for both the three months ended November 30, 2016 and 2015.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on September 1, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard will be effective for the Company on September 1, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2016 and August 31, 2016 consisted of the following (in thousands):

	November 30,	August 31,
	2016	2016
Raw materials	$1,364	$1,400
Work in process	567	700
Finished goods	1,846	1,967
Total	$3,777	$4,067

Inventory write-downs to estimated net realizable values were $196 thousand and $452 thousand for the three months ended November 30, 2016 and 2015, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2016 and August 31, 2016 consisted of the following (in thousands):

	November 30,	August 31,
	2016	2016
Buildings and improvements	$12,764	$12,822
Machinery and equipment	40,802	41,065
Leasehold improvements	212	213
Other equipment	2,188	2,198
Construction in progress	816	812
Total property, plant and equipment	56,782	57,110
Less: Accumulated depreciation and amortization	(48,331)	(48,297)
Property, plant and equipment, net	$8,451	$8,813

Intangible Assets

Intangible assets as of November 30, 2016 and August 31, 2016 consisted of the following (in thousands):

	November 30, 2016
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$502	$442	$60
Acquired technology	5	476	476	—
Total		$978	$918	$60

	August 31, 2016
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$487	$443	$44
Acquired technology	5	479	479	—
Total		$966	$922	$44

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2016 and August 31, 2016 consisted of the following (in thousands, except percentages):

	November 30, 2016		August 31, 2016
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	—%	$—	33%	$50
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	1,314	Various	1,318
Total investments in unconsolidated entities		$1,314		$1,368

There were no dividends received from unconsolidated entities through November 30, 2016.

Equity Method Investments

The Company and the other investor in SILQ, a joint venture in Malaysia which was engaged in the design, manufacture and sale of lighting fixtures and systems, each owned a 50% equity interest in SILQ in 2009. In January 2014, the Company participated in SILQ’s capital increase and contributed $76 thousand. Following the capital increase, the Company’s equity interest in SILQ was diluted from 50% to 49%, and consequently, the Company recognized a gain on dilution of its investment of $26 thousand. The dilution gain was recognized as additional paid in capital in the consolidated statement of changes in equity. In April 2014, the Company sold part of its equity interest in SILQ to the other investor for a cash consideration of $114 thousand and recognized a gain on sale of investment of $37 thousand. The gain was reported in the consolidated statements of operations in equity in losses from unconsolidated entities. Upon consummation of the sale, the Company’s equity interest in SILQ was reduced from 49% to 33%. The Company subsequently invested $130 thousand in SILQ’s capital increase in April 2014 and its equity interest remains unchanged. In November 2016, the Company sold all of its equity interest in SILQ to the other investor for a cash consideration of $41 thousand and recognized a loss on sale of investment of $9 thousand.

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

5. Commitments and Contingencies

Operating Lease Agreements—The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are including cancellable and noncancellable and which expire at various dates between February 2018 and December 2020. Lease expense related to these noncancellable operating leases was $112 thousand and $82 thousand for the three months ended November 30, 2016 and 2015, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2016 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2017	$356
2018	264
2019	109
2020	90
2021	30
Thereafter	—
Total	$849

Purchase Obligations—The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.5 million as of both November 30, 2016 and August 31, 2016.

Litigation—The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company recognizes a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated. As of November 30, 2016, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 635 thousand shares was reserved for issuance under the 2005 Plan and 2010 Plan as of both November 30, 2016 and 2015. As of November 30, 2016 and 2015, there were 352 thousand and 388 thousand shares of common stock available for future issuance under the equity incentive plans.

During fiscal 2016, SemiLEDs granted 8 thousand restricted stock units in April 2016 to its directors that vest 100% on the earlier of April 12, 2017 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $3.40 per unit.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended November 30,
	2016	2015
Cost of revenues	$17	$26
Research and development	2	15
Selling, general and administrative	64	1
	$83	$42

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2016	2015
Stock units and stock options to purchase common stock	7	13

9. Income Taxes

The Company’s income (loss) before income taxes for the three months ended November 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended November 30,
	2016	2015
U.S. operations	$246	$(145)
Foreign operations	(942)	(3,170)
Loss before income taxes	$(696)	$(3,315)

Unrecognized Tax Benefits

As of both November 30, 2016 and August 31, 2016, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2015 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Subsequent Events

The Company entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive Limited (“Well Thrive”) on August 4, 2016. Pursuant to the agreement, Well Thrive has agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note would be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. However, the issuance of the Note is currently pending subject to receipt of the entire Note purchase price. The Company has received a $500 thousand advance on the total $1,615 thousand Note amount as of November 30, 2016. On December 16, 2016, the Company sent a formal notice of demand under purchase agreement to Dr. Peter Chiou and Well Thrive and requested them to deliver the $1,115 thousand balance of the Note purchase price by December 31, 2016, which was extended to January 7, 2017, or forfeit the $500 thousand advance on the Note. On January 6, 2017, Well Thrive informed the Company that it was not prepared to complete the purchase of the Note at this time and demanded the return of the $500 thousand advance and the $2,885 thousand for the shares purchased by Well Thrive.

The Company entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the potential sale is $5.2 million to be originally paid in three installments, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. However, as of January 13, 2017, the Company hasn’t received the $1 million due on December 31, 2016 and is in discussion with the strategic partner.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future results of operations of SemiLEDs Corporation, or “we,” “our” or the “Company,” and financial position, strategy and plans, and our expectations for future operations, including the execution of our restructuring plan and any resulting cost savings, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors. These factors include, among other things,

•	Declining cash position.

•	The successful completion of the pending $1.6 million note financing or the ability to retain any partial payments as liquidated damages.

•	The successful completion of the pending sale of our headquarters building.

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

•	Loss of customers.

•	Failure of our strategy of marketing and selling our products in jurisdictions with limited intellectual property enforcement regimes.

•	Lack of marketing and distribution success by our third-party distributors.

•	Our customers’ ability to produce and sell products incorporating our LED products.

•	Our failure to adequately prevent disclosure of trade secrets and other proprietary information.

•	Ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting.

•	Our ability to profit from existing and future joint ventures, investments, acquisitions and other strategic alliances.

•	Impairment of long-lived assets or investments.

•	Undetected defects in our products that harm our sales and reputation and adversely affect our manufacturing yields.

•	The availability of adequate and timely supply of electricity and water for our manufacturing facilities.

•	Our ability to comply with existing and future environmental laws and the cost of such compliance.

•	The ability of SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, to make dividends and other payments to SemiLEDs Corporation.

•	Our ability to obtain necessary regulatory approvals to make further investments in Taiwan SemiLEDs.

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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, or the 2016 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2016 Annual Report, and in other filings with the SEC.

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

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products, and where most of our employees are based. As of November 30, 2016, we also owned a 93% equity interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, a company engaged in the design, manufacture and sale of lighting fixtures and systems.

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

•

Our ability to reduce cost to offset lower average selling prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per-unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. We are moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we continue to explore opportunities to consign or sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three months ended November 30, 2016, sales to our three largest customers, in the aggregate, accounted for 46% of our revenues.

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

•

Declining cash position.    Our cash and cash equivalents decreased to $4.8 million as of November 30, 2016 due to the combination of our net cash used in operating activities and payments related to long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates — Basis of Presentation — Going Concern” for more information about our liquidity plans.

Recent Developments

Settlement of Han Litigation.  On April 22, 2016, we filed a complaint in the Delaware Court of Chancery against Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group for breach of the definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) for his failure to transfer the full purchase price from China. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by us, to pay us $3 million in liquidated damages plus the legal fees incurred by us relating to the sale. In October 2016, we executed a settlement agreement with Mr. Han with respect to our complaint against Mr. Han. Mr. Han paid us $200 thousand on November 30, 2016 pursuant to the settlement agreement, and we dismissed our claim for any further liquidated damages. On December 2, 2016, the Court signed the stipulation of dismissal and the case was closed.

The Issuance of a Note.  We entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive Limited (“Well Thrive”) on August 4, 2016. Pursuant to the agreement, Well Thrive has agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at our next shareholders meeting, the Note would be convertible, at our option, into a number of shares of SemiLEDs Corporation’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. However, the issuance of the Note is currently pending subject to receipt of the entire Note purchase price. We have received a $500 thousand advance on the total $1,615 thousand Note amount as of November 30, 2016. On December 16, 2016, we sent a formal notice of demand under purchase agreement to Dr. Peter Chiou and Well Thrive and requested them to deliver the $1,115 thousand balance of the Note purchase price by December 31, 2016, which was extended to January 7, 2017, or forfeit the $500 thousand advance on the Note. On January 6, 2017, Well Thrive informed us that it was not prepared to complete the purchase of the Note at this time and demanded the return of the $500 thousand advance and the $2,885 thousand for the shares purchased by Well Thrive.

The Sale of the Headquarters Building.  We entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the potential sale is $5.2 million to be originally paid in three installments, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. However, as of January 13, 2017, we haven’t received the $1 million due on December 31, 2016 and are in discussion with the strategic partner.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months ended November 30, 2016 as compared to those disclosed in our 2016 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On November 30, 2016, the exchange rate was 31.87 NT dollars to one U.S. dollar. On January 9, 2017, the exchange rate was 32.10 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2015	31.08	32.86	29.86	32.50
Fiscal 2016	32.55	33.77	31.19	31.73
September 2016	31.47	31.73	31.23	31.36
October 2016	31.56	31.77	31.32	31.56
November 2016	31.75	31.99	31.43	31.87
December 2016	31.99	32.30	31.75	32.25
January 2017 (through January 9, 2017)	32.09	32.24	31.92	32.10

(1)	Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015

	Three Months Ended November 30,
	2016		2015
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$168	6%	$175	6%	$(7)	(4)%
LED components	1,970	73%	2,249	76%	(279)	(12)%
Lighting products	398	15%	508	17%	(110)	(22)%
Other revenues(1)	166	6%	31	1%	135	*
Total revenues, net	2,702	100%	2,963	100%	(261)	(9)%
Cost of revenues	2,586	96%	4,407	149%	(1,821)	(41)%
Gross profit (loss)	$116	4%	$(1,444)	(49)%	$1,560	(108)%

*  Not meaningful

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 9% to $2.7 million for the three months ended November 30, 2016 from $3.0 million for the three months ended November 30, 2015. The decrease in revenues was driven primarily by a  $0.1 million decrease in sales of lighting products,  a $0.3 million decrease in sales of LED components, offset in part by a $0.1 million increase in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips represented 6% of our revenues for both the three months ended November 30, 2016 and 2015. The slight decrease in revenues attributable to sales of LED chips was the result of a  46% decrease in the volume of LED chips sold, primarily due to a business interruption as a result of the fabless model which has and continues to impact our ability to serve the needs of our customers on a timely basis.

Revenues attributable to the sales of our LED components represented 73% and 76% of our revenues for the three months ended November 30, 2016 and 2015, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volume sold for the LED components product, offset in part by a higher average selling price for the components product. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products, particularly the UV LED product within the niche LED markets.

Revenues attributable to the sales of lighting products represented 15% and 17% of our revenues for the three months ended November 30, 2016 and 2015, respectively. Revenues attributable to the sales of lighting products were lower for the three months ended November 30, 2016 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products.

The increase in other revenues was primarily due to higher sales of scrap and  an increase in service revenues for the three months ended November 30, 2016.

Cost of Revenues

Our cost of revenues decreased by 41% from $4.4 million for the three months ended November 30, 2015 to $2.6 million for the three months ended November 30, 2016. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Profit (Loss)

Our gross loss decreased from $1.4 million for the three months ended November 30, 2015 to a profit of $0.1 million for the three months ended November 30, 2016. Our gross margin percentage increased from negative 49% for the three months ended November 30, 2015 to 4% for the three months ended November 30, 2016 as a consequence of the reduction in cost of revenues, as more fully described above.

Operating Expenses

	Three Months Ended November 30,
	2016		2015
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$199	7%	$601	20%	$(402)	(67)%
Selling, general and administrative	1,100	41%	1,087	37%	13	1%
Gain on disposals of long-lived assets	(80)	(3)%	—	—%	(80)	—%
Total operating expenses	$1,219	45%	$1,688	57%	$(469)	(28)%

Research and development.  Our research and development expenses decreased from $0.6 million for the three months ended November 30, 2015 to $0.2 million for the three months ended November 30, 2016. The decrease was primarily due to a $0.1 million decrease in payroll expense and other operating expenses as a result of lower headcount, a $0.2 million decrease in materials and supplies used in research and development, and a $0.1 million decrease in depreciation and amortization expense.

Selling, general and administrative.  Our selling, general and administrative expenses increased slightly for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 due to an increase in professional service expenses, mainly legal and advisory services.

Gain on disposal of long-lived assets.    We recognized a gain of $80 thousand on the disposal of long-lived assets for the three months ended November 30, 2016. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Three Months Ended November 30,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Equity in loss from unconsolidated entities	$(9)	(0)%	$(8)	(0)%
Interest expenses, net	(9)	(0)%	(16)	(1)%
Other income, net	476	17%	26	1%
Foreign currency transaction loss, net	(51)	(2)%	(185)	(6)%
Total other income (expenses), net	$407	15%	$(183)	(6)%

Equity in loss from unconsolidated entities.  We recognized net loss from our portion of the net loss from SILQ, an unconsolidated entity for the three months ended November 30, 2015. In November 2016, we sold all of our equity interest in SILQ to the other investor and recognized a loss on sale of investment of $9 thousand for the three months ended November 30, 2016.

Interest expenses, net.  The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the continuous repayment of debt.

Other income, net.  Other income, net increased for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015, primarily due to the favorable settlement of the lawsuit with Mr. Han.

Foreign currency transaction loss, net.  We recognized net foreign currency transaction loss of $51 thousand for the three months ended November 30, 2016,  primarily due to the depreciation of the NT dollar against the U.S. dollar from expenses payables held by Taiwan SemiLEDs in currency other than the functional currency of the subsidiary. We recognized net foreign currency transaction loss of $185 thousand for the three months ended November 30, 2015, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2017 and was zero for fiscal 2016, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended November 30,
	2016		2015
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(6)	(0)%	$(3)	0%

We recognized net loss attributable to noncontrolling interests of $6 thousand and $3 thousand for the three months ended November 30, 2016 and 2015, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 7% equity interest in Ning Xiang.

Liquidity and Capital Resources

As of November 30, 2016 and August 31, 2016, we had cash and cash equivalents of $4.8 million and $6.0 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.8 million and $2.9 million as of November 30, 2016 and August 31, 2016, respectively. These long-term notes carry interest rate of 1.62%, based on the annual time deposit rate plus a specific spread, as of both November 30, 2016 and August 31, 2016, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of November 30, 2016, our outstanding balance on this note payable was approximately $1.1 million.

•

The second note payable requires monthly payments of principal and interest in the amount of $17 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of November 30, 2016, our outstanding balance on this note payable was approximately $1.7 million.

Property, plant and equipment pledged as collateral for our notes payable were $4.6 million and $4.7 million as of November 30, 2016 and August 31, 2016, respectively.

We have incurred significant losses since inception. We suffered losses from operations of $20.6 million and $13.3 million, gross losses on product sales of $4.9 million and $4.1 million, and net cash used in operating activities of $3.4 million and $4.5 million for the years ended August 31, 2016 and 2015, respectively. Loss from operations and net cash used in operating activities for the three months ended November 30, 2016 were both $1.1 million. Further, at November 30, 2016, our cash and cash equivalents was down to $4.8 million. These facts and conditions raise substantial doubt about our ability to continue as a going concern. However, we believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

We entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the agreement, Well Thrive purchased 577 thousand newly issued shares of common stock of the Company for $2,885 thousand on August 23, 2016. Well Thrive also agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note would be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. However, the issuance of the Note is currently pending subject to receipt of the entire Note purchase price. We have received a $500 thousand advance on the total $1,615 thousand Note amount as of November 30, 2016. On December 16, 2016, we provided notice to Well Thrive that we intend to retain the $500 thousand as liquidated damages if it does not remit the balance of the purchase price for the Note by January 7, 2017. On January 6, 2017, Well Thrive informed us that it was not prepared to complete the purchase of the Note at this time and demanded the return of the $500 thousand advance and the $2,885 thousand for the shares purchased by Well Thrive.

•

We entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. However, as of January 13, 2017, we haven’t received the $1 million due on December 31, 2016 and are in discussion with the strategic partner. The sale is scheduled to be closed on December 31, 2017. At any time before December 31, 2017, we have the right to cancel the agreement or sell the building to any other third party, concurrently with the repayment of all the cash balance received along with interests payable to the buyer. Upon the completion of the sale on December 31, 2017, part of the proceeds will be paid to E.SUN Commercial Bank, as payment on the first and the second notes payable, which are secured by the building. This agreement has been accounted for as a secured financing arrangement as the Company retains the title, rights and benefits of ownership of the building. Consequently, the building has not been de-recognized as an asset from the Company’s consolidated balance sheet and a repayment obligation was recorded in other liability (long-term) when the cash was received.

•

Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. We are restructuring the chips manufacturing operation. We continue to explore opportunities to consign or sell certain equipment to the ODM partner. Part of our employees related to the chips manufacturing has transferred to the ODM partner. We also implemented certain workforce reductions with respect to our chips manufacturing operation. Following the restructuring, we have reduced payroll and minimized research and development activities associated with chips manufacturing operation. We expect the effects to be continued and is able to further reduced idle capacity charges. This partnership should help us obtain a steady source of LED chips with competitive and favorable price for our packaging business, expand the production capacity for LED components, and strengthen our product portfolio and technology.

•

Increasing sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Corporation’s historical distribution channels; maintaining a number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed product.

•

Gaining positive cash‑inflow from operating activities through continuous cost reductions and the sales of new higher margin products. Steady growth of module products and the continued commercial sales of our UV LED product are expected to improve our future gross margin, operating results and cash flows. We are targeting niche markets and focusing on product enhancement and developing its LED product into many other applications or devices.

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

While we believe that these liquidity plan measures should be adequate to satisfy our liquidity requirements for the twelve months ending November 30, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2016	2015
Net cash used in operating activities	$(1,121)	$(563)
Net cash used in investing activities	$(28)	$(361)
Net cash used in financing activities	$(79)	$(437)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three months ended November 30, 2016 and 2015 was $1.1 million and $0.6 million, respectively. The cash flows used in operating activities for the three months ended November 30, 2016 was $0.5 million higher, primarily due to a decrease in cash collected from customers and a portion of accounts payable and expenses due in August 2016 was paid in the first quarter of fiscal 2017.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2016 was $28 thousand, consisting  of  $69 thousand in purchases of machinery and equipment and payments for development of intangible assets, offset by a $41 thousand in proceeds from the sale of investment in SILQ.

Net cash used in investing activities for the three months ended November 30, 2015 was $0.4 million, consisting primarily of purchases of machinery and equipment and payments for the build out of our manufacturing facility and leasehold improvements.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2016 and 2015 was for repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $68 thousand and $341 thousand for the three months ended November 30, 2016 and 2015, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of November 30, 2016, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 22, 2016, we filed a complaint in the Delaware Court of Chancery against Mr. Xiaoqing Han, the Chairman and CEO of Beijing Xiaoqing Environmental Protection Group for breach of the definitive common stock purchase agreement effective December 18, 2014 (the “Agreement”) for his failure to transfer the full purchase price from China. Pursuant to the terms of the Agreement, if Mr. Han did not purchase the shares before February 25, 2015, then he is required, upon written request by us, to pay us $3 million in liquidated damages plus the legal fees incurred by us relating to the sale. In October 2016, we executed a settlement agreement with Mr. Han with respect to our complaint against Mr. Han. Mr. Han paid us $200 thousand on November 30, 2016 pursuant to the settlement agreement, and we dismissed our claim for any further liquidated damages. On December 2, 2016, the Court signed the stipulation of dismissal and the case was closed.

There were no material pending legal proceedings or claims as of November 30, 2016.

Item 1A.  Risk Factors

Except for the following, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2016 Annual Report.

If we are unable to complete the sale of a note for $1.6 million or, if completed, we are unable to get shareholder approval to permit the conversion of the Note, we may not be able to continue as a going concern.

We entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive Limited (“Well Thrive”) on August 4, 2016. Pursuant to the agreement, Well Thrive purchased 577 thousand newly issued shares of common stock for $2,885 thousand on August 23, 2016. Well Thrive also agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note would be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. However, the issuance of the Note is currently pending subject to receipt of the entire Note purchase price from Well Thrive. Our ability to continue as a going concern is premised, in part, on our raising cash through this Note issuance, our ability to close the transaction in a timely manner, the investor’s availability of capital to complete the transaction, and our ability to get shareholder approval to allow the Note to be converted into common stock upon maturity. We have received $500 thousand of the total $1,615 thousand Note amount to date. On December 16, 2016, we sent a formal notice of demand under purchase agreement to Dr. Peter Chiou and Well Thrive and requested them to deliver the $1,115 thousand balance of the Note purchase price by December 31, 2016, which deadline was extended to January 7, 2017. On January 6, 2017, Well Thrive informed us that it was not prepared to complete the purchase of the Note at this time and demanded the return of the $500 thousand advance and the $2,885 thousand for the shares purchased by Well Thrive. There can be no assurance that we will receive the remaining balance of the funds, or if we do, we may not be able to successfully close the transaction, or if we close the transaction, we may not obtain the shareholder approval required for the conversion of the Note at maturity. The failure to complete the sale or get shareholder approval or any obligation to return amounts previously paid by Well Thrive would impact the viability of our liquidity plan and our ability to continue as a going concern.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 13, 2017	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document