Form 10-Q
period 2017-02-28
SemiLEDs Corp
filed 2017-04-13
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,519,665 shares of common stock, par value $0.0000056 per share, outstanding as of April 7, 2017.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 28,	August 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,068	$6,030
Accounts receivable (including related parties), net of allowance for doubtful accounts of $754 and $746 as of February 28, 2017 and August 31, 2016, respectively	1,075	900
Inventories	3,782	4,067
Prepaid expenses and other current assets	589	640
Total current assets	9,514	11,637
Property, plant and equipment, net	8,588	8,813
Intangible assets, net	63	44
Investments in unconsolidated entities	1,330	1,368
Other assets	368	373
TOTAL ASSETS	$19,863	$22,235
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$327	$314
Accounts payable	1,079	1,326
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	5,242	2,761
Total current liabilities	7,148	4,901
Long-term debt, excluding current installments	2,521	2,595
Other liability	—	3,097
Total liabilities	9,669	10,593
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 3,520 shares and 3,517 shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	—	—
Additional paid-in capital	175,548	175,384
Accumulated other comprehensive income	3,634	3,398
Accumulated deficit	(169,011)	(167,179)
Total SemiLEDs stockholders’ equity	10,171	11,603
Noncontrolling interests	23	39
Total equity	10,194	11,642
TOTAL LIABILITIES AND EQUITY	$19,863	$22,235

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues, net	$1,830	$2,916	$4,532	$5,879
Cost of revenues	1,823	3,711	4,409	8,118
Gross profit (loss)	7	(795)	123	(2,239)
Operating expenses:
Research and development	195	622	394	1,223
Selling, general and administrative	941	1,203	2,041	2,290
Employee termination benefits	—	148	—	148
Loss (gain) on disposals of long-lived assets, net	—	2	(80)	2
Total operating expenses	1,136	1,975	2,355	3,663
Loss from operations	(1,129)	(2,770)	(2,232)	(5,902)
Other income (expenses):
Equity in gain (loss) from unconsolidated entities	(2)	8	(11)	—
Interest expenses, net	(8)	(13)	(17)	(29)
Other income, net	20	27	496	53
Foreign currency transaction gain (loss), net	(30)	203	(81)	18
Total other income (expenses), net	(20)	225	387	42
Loss before income taxes	(1,149)	(2,545)	(1,845)	(5,860)
Income tax expense	—	—	—	—
Net loss	(1,149)	(2,545)	(1,845)	(5,860)
Less: Net loss attributable to noncontrolling interests	(7)	(6)	(13)	(9)
Net loss attributable to SemiLEDs stockholders	$(1,142)	$(2,539)	$(1,832)	$(5,851)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.32)	$(0.87)	$(0.52)	$(2.01)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,532	2,908	3,532	2,907

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net loss	$(1,149)	$(2,545)	$(1,845)	$(5,860)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	245	(421)	233	(485)
Comprehensive loss	$(904)	$(2,966)	$(1,612)	$(6,345)
Comprehensive loss attributable to noncontrolling interests	$(11)	$(4)	$(16)	$(7)
Comprehensive loss attributable to SemiLEDs stockholders	$(893)	$(2,962)	$(1,596)	$(6,338)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2016	3,517	$—	$175,384	$3,398	$(167,179)	$11,603	$39	$11,642
Issuance of common stock under equity incentive plans	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	164	—	—	164	—	164
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	236	—	236	(3)	233
Net loss	—	—	—	—	(1,832)	(1,832)	(13)	(1,845)
BALANCE—February 28, 2017	3,520	$—	$175,548	$3,634	$(169,011)	$10,171	$23	$10,194

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,845)	$(5,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	2,601
Stock-based compensation expense	164	200
Provisions for inventory write-downs	530	565
Equity in loss from unconsolidated entities	11	—
Loss (gain) on disposals of long-lived assets, net	(80)	2
Changes in :
Accounts receivable, net	(139)	827
Inventories	(128)	(48)
Prepaid expenses and other	115	(148)
Accounts payable	(249)	251
Accrued expenses and other current liabilities	(725)	34
Net cash used in operating activities	(1,759)	(1,576)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(88)	(483)
Payments for development of intangible assets	(9)	(30)
Proceeds from sale of investment	59	—
Net cash used in investing activities	(38)	(513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(158)	(691)
Cash received for potential sale of building	—	3,000
Net cash provided by (used in) financing activities	(158)	2,309
Effect of exchange rate changes on cash and cash equivalents	(7)	278
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,962)	498
CASH AND CASH EQUIVALENTS—Beginning of period	6,030	4,808
CASH AND CASH EQUIVALENTS—End of period	$4,068	$5,306
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$228	$176

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

As of February 28, 2017, SemiLEDs had six wholly owned subsidiaries and a 93% equity interest in Ning Xiang Technology Co., Ltd. (“Ning Xiang”). SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of February 28, 2017, the statements of operations and comprehensive loss for the three and six months ended February 28, 2017 and February 29, 2016, the statement of changes in equity for the six months ended February 28, 2017, and the statements of cash flows for the six months ended February 28, 2017 and February 29, 2016. The results for the three or six months ended February 28, 2017 are not necessarily indicative of the results to be expected for the year ending August 31, 2017.

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

The Company suffered losses from operations of $20.6 million and $13.3 million, gross losses on product sales of $4.9 million and $4.1 million, and net cash used in operating activities of $3.4 million and $4.5 million for the years ended August 31, 2016 and 2015, respectively. Loss from operations for the three and six months ended February 28, 2017 were $1.1 million and $2.2 million, respectively. Net cash used in operating activities for the six months ended February 28, 2017 was $1.8 million. Further, at February 28, 2017, the Company’s cash and cash equivalents was down to $4.1 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

The Company entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. However, as of February 28, 2017, the Company hasn’t received the $1 million due on December 31, 2016 and is in discussion with the strategic partner. Please see Note 11. Subsequent Events for more information.

•

Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. The Company is restructuring its chips manufacturing operation. The Company expects to purchase chips from the strategic partner and follow the best process to combine the Company’s technology in the strategic partner’s production process. Currently, both parties are waiting for the qualification for the chip products manufactured by the strategic partner using their facilities. The Company is exploring opportunities to sell certain equipment to the ODM partner or other third parties. Part of its employees related to the Company’s chips manufacturing has transferred to the ODM partner. The Company also implemented certain workforce reductions with respect to its chips manufacturing operation. Following the restructuring, the Company has reduced payroll and minimized research and development activities associated with chips manufacturing operation. The Company expects the effects to be continued and further reduce idle capacity charges. This partnership should help the Company obtain a steady source of LED chips with competitive and favorable price for its packaging business, expand the production capacity for LED components, and strengthen its product portfolio and technology.

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

While the Company’s management believes that the measures described in the above liquidity plan should be adequate to satisfy its liquidity requirements for the twelve months ending February 28, 2018, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation —The unaudited interim condensed consolidated financial statements include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

Use of Estimates —The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the preparation of the Company’s consolidated financial statements on the basis that the Company will continue as a going concern, the collectibility of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock-based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment, intangible assets and investments in unconsolidated entities, the fair value of acquired tangible and intangible assets, income tax uncertainties, provision for potential litigation costs and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

Certain Significant Risks and Uncertainties —The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it has incurred significant losses over the past few years, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to grow its revenue and/or maintain or increase its margins, it may experience fluctuations in its revenues and operating results, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

Concentration of Supply Risk —Some of the components and technologies used in the Company’s products are purchased and licensed from a limited number of sources and some of the Company’s products are produced by a limited number of contract manufacturers. The loss of any of these suppliers and contract manufacturers may cause the Company to incur transition costs to another supplier or contract manufacturer, result in delays in the manufacturing and delivery of the Company’s products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of such suppliers and contract manufacturers for the fulfillment of its customer orders. Any failure of such suppliers and contract manufacturers to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products or satisfy customers’ orders, which could adversely affect the Company’s business, financial position, results of operations and cash flows.

Concentration of Credit Risk —Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 28, 2017 and August 31, 2016, cash and cash equivalents of the Company consisted of the following (in thousands):

	February 28,	August 31,
Cash and Cash Equivalents by Location	2017	2016
United States;
Denominated in U.S. dollars	$379	$945
Taiwan;
Denominated in U.S. dollars	2,633	3,580
Denominated in New Taiwan dollars	261	738
Denominated in other currencies	505	481
China (including Hong Kong);
Denominated in U.S. dollars	7	8
Denominated in Renminbi	283	277
Denominated in H.K. dollars	—	1
Total cash and cash equivalents	$4,068	$6,030

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

Net revenues generated from sales to the top ten customers represented 68% and 63% of the Company’s total net revenues for the three and six months ended February 28, 2017, respectively, and 69% and 64% of the Company’s net revenues for the three and six months ended February 29, 2016, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 71% and 74% of the Company’s net revenues for the three and six months ended February 28, 2017, respectively, and 83% and 80% of the Company’s net revenues for the three and six months ended February 29, 2016, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

3. Balance Sheet Components

Inventories

Inventories as of February 28, 2017 and August 31, 2016 consisted of the following (in thousands):

	February 28,	August 31,
	2017	2016
Raw materials	$1,306	$1,400
Work in process	688	700
Finished goods	1,788	1,967
Total	$3,782	$4,067

Inventory write-downs to estimated net realizable values were $334 thousand and $530 thousand for the three and six months ended February 28, 2017, respectively, and $113 thousand and $565 thousand for the three and six months ended February 29, 2016, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2017 and August 31, 2016 consisted of the following (in thousands):

	February 28,	August 31,
	2017	2016
Buildings and improvements	$13,327	$12,822
Machinery and equipment	42,453	41,065
Leasehold improvements	234	213
Other equipment	2,275	2,198
Construction in progress	791	812
Total property, plant and equipment	59,080	57,110
Less: Accumulated depreciation and amortization	(50,492)	(48,297)
Property, plant and equipment, net	$8,588	$8,813

Intangible Assets

Intangible assets as of February 28, 2017 and August 31, 2016 consisted of the following (in thousands):

	February 28, 2017
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$523	$460	$63
Acquired technology	5	495	495	—
Total		$1,018	$955	$63

	August 31, 2016
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$487	$443	$44
Acquired technology	5	479	479	—
Total		$966	$922	$44

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 28, 2017 and August 31, 2016 consisted of the following (in thousands, except percentages):

	February 28, 2017		August 31, 2016
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	—%	$—	33%	$50
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	1,330	Various	1,318
Total investments in unconsolidated entities		$1,330		$1,368

There were no dividends received from unconsolidated entities through February 28, 2017.

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

Cost Method Investments

The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In February 2017, the Company sold all Nanoteco shares owned to the other investor for a cash consideration of $18 thousand and recognized a loss on sale of investment of $2 thousand.

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are including cancellable and noncancellable and which expire at various dates between February 2018 and December 2020. Lease expense related to these noncancellable operating leases was $111 thousand and $223 thousand for the three and six months ended February 28, 2017, respectively, and $155 thousand and $237 thousand for the three and six months ended February 29, 2016, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of February 28, 2017 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2017	$255
2018	274
2019	113
2020	94
2021	32
Thereafter	—
Total	$768

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.6 million and $1.5 million as of February 28, 2017 and August 31, 2016, respectively.

Litigation —The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company recognizes a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated. As of February 28, 2017, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

Reverse Stock Split —On April 15, 2016, the Company amended its certificate of incorporation to effect a one-for-ten (1:10) reverse stock split. This reverse stock split became effective as of the close of business on April 15, 2016. The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of outstanding shares of common stock by the ratio. Accordingly, the issued and outstanding shares, stock options disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

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

A total of 635 thousand shares was reserved for issuance under the 2005 Plan and 2010 Plan as of both February 28, 2017 and February 29, 2016. As of February 28, 2017 and February 29, 2016, there were 338 thousand and 366 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

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

A summary of the stock-based compensation expense for the three and six months ended February 28, 2017 and February 29, 2016 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Cost of revenues	$16	$28	$33	$54
Research and development	3	15	5	30
Selling, general and administrative	62	115	126	116
	$81	$158	$164	$200

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Stock units and stock options to purchase common stock	12	20	15	28

9. Income Taxes

The Company’s income (loss) before income taxes for the three and six months ended February 28, 2017 and February 29, 2016 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
U.S. operations	$(207)	$(102)	$39	$(247)
Foreign operations	(942)	(2,443)	(1,884)	(5,613)
Loss before income taxes	$(1,149)	$(2,545)	$(1,845)	$(5,860)

Unrecognized Tax Benefits

As of both February 28, 2017 and August 31, 2016, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2016 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Employee Termination Benefits

In December 2015, the Company announced a restructuring plan with respect to the chips manufacturing operation in order to better align its fabless business model. Under the restructuring plan, the Company implemented certain workforce reductions with respect to its chips manufacturing operation. In the second quarter of 2016, part of its employees related to the Company’s chips manufacturing transferred to the Company’s ODM partner. The Company also reduced the workforce at chips manufacturing operation that are no longer required to support production and operations. Accordingly, an accrued liability totaling $148 thousand was recognized for employee termination benefits for 39 employees, or approximately 14 percent of the workforce. These benefits were paid to these employees in March 2016.

11. Subsequent Events

On March 1, 2017, the 93% equity interest subsidiary, Ning Xiang was dissolved. The assets, liability and certain employees of Ning Xiang were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Ltd. An amount of $45 thousand was accrued for acquisition of Ning Xiang non-controlling interests. As a result of this transaction, non-controlling interest in the Company was reduced to zero.

The Company entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the potential sale is $5.2 million to be originally paid in three installments, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. At the end of March 2017, both parties are in discussions regarding applying the $3 million deposit as partial consideration for the strategic partner to purchase a portion of the equity of one of the Company’s subsidiaries and intend to amend the agreement for the sale of the headquarters. However, the investment is subject to the negotiation of a definitive agreement and the approval of the strategic partner’s investment committee.

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

•	Declining cash position.
•	The ability to retain any partial payments of the pending $1.6 million note financing as liquidated damages.
•	The ability to amend the agreement for the sale of the headquarters.
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

•	Competitive pressures from existing and new companies.
•	Our ability to grow our revenues generated from the sales of our products and to control our expenses.
•	Loss of any of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel.
•	Intellectual property infringement or misappropriation claims by third parties against us or our customers, including our distributor customers.
•	The failure of LEDs to achieve widespread adoption in the general lighting market, or if alternative technologies gain market acceptance.
•	The loss of key suppliers or contract manufacturers.
•	Our ability to effectively expand or upgrade our production facilities or do so in a timely or cost-effective manner.
•	Difficulty in managing our future growth or in responding to a need to contract operations, and the associated changes to our operations.
•	Adverse development in those selected markets, including Taiwan, the United States and China, where our revenues are concentrated.

•	Our ability to develop and execute upon a new strategy to exploit the China and India markets.
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

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly and majority owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products, and where most of our employees are based. As of February 28, 2017, we also owned a 93% equity interest in Ning Xiang Technology Co., Ltd., or Ning Xiang, a company engaged in the design, manufacture and sale of lighting fixtures and systems. Ning Xiang was subsequently dissolved in March 2017 and the assets, liabilities and certain employees were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Ltd.

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

•

Industry growth and demand for products and applications using LEDs.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and component products and impact our financial performance. We believe the potential market for LED lighting will continue to expand. LEDs for efficient generation of UV light are also starting to gain attention for various medical, germicidal and industrial applications. Since a substantial portion of our LED chips, LED components and our lighting products are used by end- users in general lighting applications and specialty industrial applications such as UV curing, medical/cosmetic, counterfeit detection, horticulture, architectural lighting and entertainment lighting the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips, LED components and LED lighting products.

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

•

Our ability to reduce cost to offset lower average selling prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per-

unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. We are moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we continue to explore opportunities to sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

•

Our ability to continue to innovate.  As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, better performance LED component products. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. In March 2015, we announced our Phosphor Converted or PC LED chip series, including PC Red, PC Green, and PC Amber, in a 40mil (1mm x 1mm) chip that combines with our ReadyWhite™ phosphor technology to minimize blue pass through in our product and therefore allow more options for our customers in these color ranges. In August 2015, we launched two UV COB module products: D4525 and D4825. These high density UV modules are suggested to be driven at 120W and 200W respectively with efficient thermal management. To differentiate ourselves from other LED package manufacturers, we are putting more resources towards module and system design. Along with our technical know-how in the chip and package sectors, we are able to further integrate electrical, thermal and mechanical manufacturing resources to provide customers with one-stop system services. Services include design, prototyping, OEM and ODM. Key markets that we intend to target at the system end include different types of UV LED industrial printers, aquarium lighting, medical applications, niche imaging light engines, horticultural lighting and high standard commercial lighting. The modules are designed for various printing, curing, and PCB exposure industrial equipments, providing uncompromised reliability and optical output. Our LED components include different sizes and wattage to accommodate different demands in the LED market.

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three and six months ended February 28, 2017, sales to our three largest customers, in the aggregate, accounted for 45% and 46% of our revenues, respectively.

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

•

Declining cash position.  Our cash and cash equivalents decreased to $4.1 million as of February 28, 2017 primarily due to the combination of our net cash used in operating activities and payments related to long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring opportunities to sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates — Basis of Presentation — Going Concern” for more information about our liquidity plans.

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

Note Financing.  We entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive Limited (“Well Thrive”) on August 4, 2016. Pursuant to the agreement, Well Thrive agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at our next shareholders meeting, the Note would be convertible, at our option, into a number of shares of SemiLEDs Corporation’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. We received a $500 thousand advance on the total $1,615 thousand Note amount on August 16, 2016. On December 16, 2016, we sent a formal notice of demand under purchase agreement to Dr. Peter Chiou and Well Thrive and requested them to deliver the $1,115 thousand balance of the Note purchase price by December 31, 2016, which was extended to January 7, 2017, or forfeit the $500 thousand advance on the Note. On January 6, 2017, Well Thrive informed us that it was not prepared to complete the purchase of the Note at this time and demanded the return of the $500 thousand advance and the $2,885 thousand for the shares purchased by Well Thrive in August 2016.

The Sale of the Headquarters Building.  We entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the potential sale is $5.2 million to be originally paid in three installments, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. At the end of March 2017, both parties are in discussions regarding applying the $3 million deposit as partial consideration for the strategic partner to purchase a portion of the equity of one of our subsidiaries and intend to amend the agreement for the sale of the headquarters. However, the investment is subject to the negotiation of a definitive agreement and the approval of the strategic partner’s investment committee.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the six months ended February 28, 2017 as compared to those disclosed in our 2016 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On February 28, 2017, the exchange rate was 30.65 NT dollars to one U.S. dollar. On April 7, 2017, the exchange rate was 30.60 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2015	31.08	32.86	29.86	32.50
Fiscal 2016	32.55	33.77	31.19	31.73
September 2016	31.47	31.73	31.23	31.36
October 2016	31.56	31.77	31.32	31.56
November 2016	31.75	31.99	31.43	31.87
December 2016	31.99	32.30	31.75	32.25
January 2017	31.73	32.24	31.32	31.35
February 2017	30.89	31.12	30.65	30.65
March 2017	30.66	31.04	30.17	30.33
April 2017 (through April 7, 2017)	30.51	30.60	30.39	30.60

(1)	Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 28, 2017 Compared to the Three Months Ended February 29, 2016

	Three Months Ended
	February 28, 2017		February 29, 2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$74	4%	$237	8%	$(163)	(69)%
LED components	1,284	70%	2,258	77%	(974)	(43)%
Lighting products	329	18%	347	12%	(18)	(5)%
Other revenues(1)	143	8%	74	3%	69	93%
Total revenues, net	1,830	100%	2,916	100%	(1,086)	(37)%
Cost of revenues	1,823	100%	3,711	127%	(1,888)	(51)%
Gross profit (loss)	$7	0%	$(795)	(27)%	$802	(101)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 37% to $1.8 million for the three months ended February 28, 2017 from $2.9 million for the three months ended February 29, 2016. The decrease in revenues was driven primarily by a $1.0 million decrease in revenues attributable to sales of LED components and a $0.1 million decrease in revenues attributable to sales of LED chips.

Revenues attributable to the sales of our LED chips represented 4% and 8% of our revenues for the three months ended February 28, 2017 and February 29, 2016, respectively. The decrease of 69% in revenues attributable to sales of LED chips was the result of a decrease in the volume of LED chips sold, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 70% and 77% of our revenues for the three months ended February 28, 2017 and February 29, 2016, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volume sold and lower average selling price for the UV LED product, which we particularly focus on within the niche LED markets. The decrease was also a result of lower volumes sold for other LED components products, offset in part by a higher average selling price. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products. In addition, some shipments of components product were postponed to the third quarter as a result of fewer working days for our company in February 2017.

Revenues attributable to the sales of lighting products represented 18% and 12% of our revenues for the three months ended February 28, 2017 and February 29, 2016, respectively. Revenues attributable to the sales of lighting products were slightly lower for the three months ended February 28, 2017 primarily due to fewer non-recurring project-based orders for LED lighting products, offset in part by a higher average selling price for the LED luminaries.

The increase in other revenues was primarily due to an increase in service revenues for the three months ended February 28, 2017.

Cost of Revenues

Our cost of revenues decreased by 51% from $3.7 million for the three months ended February 29, 2016 to $1.8 million for the three months ended February 28, 2017. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Profit (Loss)

Our gross loss decreased from a loss of $0.8 million for the three months ended February 29, 2016 to a profit of $7 thousand for the three months ended February 28, 2017. Our gross margin percentage increased from negative 27% for the three months ended February 29, 2016 to breakeven for the three months ended February 28, 2017 as a consequence of the reduction in cost of revenues, as more fully described above.

Operating Expenses

	Three Months Ended
	February 28, 2017		February 29, 2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$195	11%	$622	21%	$(427)	(69)%
Selling, general and administrative	941	51%	1,203	41%	(262)	(22)%
Employee termination benefits	—	—%	148	5%	(148)	(100)%
Loss on disposals of long-lived assets, net	—	—%	2	0%	(2)	(100)%
Total operating expenses	$1,136	62%	$1,975	67%	$(839)	(42)%

Research and development.  Our research and development expenses were $0.2 and $0.6 million for the three months ended February 28, 2017 and February 29, 2016, respectively. The decrease was primarily due to a $0.1 million decrease in payroll expense and other operating expenses as a result of lower headcount, a $0.2 million decrease in materials and supplies used in research and development, and a $0.1 million decrease in depreciation and amortization expense.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $1.2 million for the three months ended February 29, 2016 to $0.9 million for the three months ended February 28, 2017. The decrease was mainly attributable to a $0.2 million decrease in payroll and stock based compensation, and decreases in various other expenses including professional service expenses, depreciation and amortization, insurance and travel related expenses of $0.1 million.

Employee termination benefits.  Employee termination benefits of $0.1 million were recognized for severance-related expenses for workforce reductions with respect to our restructuring plan on chips manufacturing operation for the three months ended February 29, 2016.

Loss on disposal of long-lived assets, net.  In response to our ongoing cost reduction action, one of the subsidiaries, Ning Xiang reduced its rented manufacturing footprint when negotiating a lease contract renewal. A loss of $2 thousand was recognized as a result of the disposal of leasehold improvement for the three months ended February 29, 2016.

Other Income (Expenses)

	Three Months Ended
	February 28, 2017		February 29, 2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Equity in gain (loss) from unconsolidated entities	$(2)	(0)%	$8	0%
Interest expenses, net	(8)	(0)%	(13)	(0)%
Other income, net	20	1%	27	1%
Foreign currency transaction gain (loss), net	(30)	(2)%	203	7%
Total other income (expenses), net	$(20)	(1)%	$225	8%

Equity in gain (loss) from unconsolidated entities.

In February 2017, we sold all of our equity interest in Nanoteco to the other investor and recognized a loss on sale of investment of $2 thousand for the three months ended February 28, 2017.

We recognized net gain from our portion of the net income from SILQ, an unconsolidated entity, for the three months ended February 29, 2016.

Interest expenses, net. The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the continuous repayment of debt.

Other income, net. Our other income consists primarily of rental income from the lease back of the second floor of our Hsinchu building to the original owner, net of related depreciation charge.

Foreign currency transaction gain (loss), net.  We recognized a net foreign currency transaction loss of $30 thousand for the three months ended February 28, 2017, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs and accounts receivables held by Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiary, as compared to a net foreign currency transaction gain of $0.2 million for the three months ended February 29, 2016, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiary.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2017 and was zero for fiscal 2016, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

Three Months Ended
	February 28, 2017		February 29, 2016
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net loss attributable to noncontrolling interests	$(7)	(0)%	$(6)	(0)%

We recognized net loss attributable to noncontrolling interests of $7 thousand and $6 thousand for the three months ended February 28, 2017 and February 29, 2016, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014.

Six Months Ended February 28, 2017 Compared to the Six Months Ended February 29, 2016

	Six Months Ended
	February 28, 2017		February 29, 2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$242	5%	$412	7%	$(170)	(41)%
LED components	3,254	72%	4,507	77%	(1,253)	(28)%
Lighting products	727	16%	855	14%	(128)	(15)%
Other revenues(1)	309	7%	105	2%	204	194%
Total revenues, net	4,532	100%	5,879	100%	(1,347)	(23)%
Cost of revenues	4,409	97%	8,118	138%	(3,709)	(46)%
Gross profit (loss)	$123	3%	$(2,239)	(38)%	$2,362	(105)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by approximately 23% from $5.9 million for the six months ended February 29, 2016 to $4.5 million for the six months ended February 28, 2017. The $1.4 million decrease in revenues reflects a $0.2 million decrease in revenues attributable to sales of LED chips, a $1.3 million decrease in sales of LED components, and a $0.1 million decrease in revenues attributable to sales of lighting products, offset in part by a $0.2 increase in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips represented 5% and 7% of our revenues for the six months ended February 28, 2017 and February 29, 2016, respectively. The decrease of 41% in revenues attributable to sales of LED chips was the result of a 65% decrease in the volume of LED chips sold, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips and a business interruption as a result of the restructuring plan which has temporarily impacted our ability to serve the needs of our customers on a timely basis.

Revenues attributable to the sales of our LED components represented 72% and 77% of our revenues for the six months ended February 28, 2017 and February 29, 2016, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volume sold and lower average selling price for the UV LED product, which we particularly focus on within the niche LED markets. The decrease was also a result of lower volume sold for other LED components product, offset in part by a higher average selling price. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Revenues attributable to the sales of lighting products represented 16% and 14% of our revenues for the six months ended February 28, 2017 and February 29, 2016, respectively. Revenues attributable to the sales of lighting products was lower for the six months ended February 28, 2017 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products compared to the six months ended February 29, 2016.

The increase in other revenues was primarily due to an increase in service revenues for the six months ended February 28, 2017.

Cost of Revenues

Our cost of revenues decreased by 46% from $8.1 million for the six months ended February 29, 2016 to $4.4 million for the six months ended February 28, 2017. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Profit (Loss)

Our gross loss decreased from a loss of $2.2 million for the six months ended February 29, 2016 to a profit of $0.1 million for the six months ended February 28, 2017. Our gross margin percentage was 3% for the six months ended February 28, 2017, as compared to negative 38% for the six months ended February 29, 2016 as a consequence of the reduction in cost of revenues, as more fully described above.

Operating Expenses

	Six Months Ended
	February 28, 2017		February 29, 2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$394	9%	$1,223	21%	$(829)	(68)%
Selling, general and administrative	2,041	45%	2,290	39%	(249)	(11)%
Employee termination benefits	—	—%	148	2%	(148)	(100)%
Loss (gain) on disposals of long-lived assets, net	(80)	(2)%	2	0%	(82)	*
Total operating expenses	$2,355	52%	$3,663	62%	$(1,308)	(36)%

* Not meaningful

Research and development.  Our research and development expenses decreased from $1.2 million for the six months ended February 29, 2016 to $0.4 million for the six months ended February 28, 2017. The decrease was primarily due to a $0.2 million decrease in payroll expense and other operating expenses as a result of lower headcount, a $0.4 million decrease in materials and supplies used in research and development, and a $0.2 million decrease in depreciation and amortization expense.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $2.3 million for the six months ended February 29, 2016 to $2.0 million for the six months ended February 28, 2017. The decrease was mainly attributable to a $0.2 million decrease in payroll expense and a $0.1 million decrease in depreciation and amortization expense and other general and administrative expenses.

Employee termination benefits.  Employee termination benefits of $0.1 million were recognized for severance-related expenses for workforce reductions with respect to our restructuring plan on chips manufacturing operation for the six months ended February 29, 2016.

Loss (gain) on disposal of long-lived assets, net.

We recognized a net gain of $80 thousand on the disposal of long-lived assets for the six months ended February 28, 2017. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

In response to our ongoing cost reduction action, one of the subsidiaries, Ning Xiang reduced its rented manufacturing footprint when negotiating a lease contract renewal. A loss of $2 thousand was recorded as a result of the disposal of leasehold improvement for the six months ended February 29, 2016.

Other Income (Expenses)

	Six Months Ended
	February 28, 2017		February 29, 2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Equity in loss from unconsolidated entities	$(11)	(0)%	$—	—%
Interest expenses, net	(17)	(0)%	(29)	(0)%
Other income, net	496	11%	53	1%
Foreign currency transaction gain (loss), net	(81)	(2)%	18	0%
Total other income (expenses), net	$387	9%	$42	1%

Equity in loss from unconsolidated entities.  We sold all of our equity interest in SILQ and Nanoteco in November 2016 and February 2017 and recognized a loss on sale of investment of $9 thousand and $2 thousand for the six months ended February 28, 2017, respectively.

Interest expenses, net.  The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the continuous repayment of debt.

Other income, net.  Other income, net increased for the six months ended February 28, 2017 as compared to the six months ended February 29, 2016, primarily due to the favorable settlement of the lawsuit with Mr. Han.

Foreign currency transaction gain (loss), net.

We recognized net foreign currency transaction loss of $81 thousand for the six months ended February 28, 2017, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs and accounts receivables held by Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiary.

We recognized net foreign currency transaction gain of $18 thousand for the six months ended February 29, 2016, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits held by Taiwan SemiLEDs and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiary.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2017 and was zero for fiscal 2016, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

Six Months Ended
	February 28, 2017		February 29, 2016
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net loss attributable to noncontrolling interests	$(13)	(0)%	$(9)	(0)%

We recognized net losses attributable to noncontrolling interests of $13 thousand and $9 thousand for the six months ended February 28, 2017 and February 29, 2016, respectively, which were attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014.

Liquidity and Capital Resources

As of February 28, 2017 and August 31, 2016, we had cash and cash equivalents of $4.1 million and $6.0 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.8 million and $2.9 million as of February 28, 2017 and August 31, 2016, respectively. These long-term notes carry an interest rate of 1.62%, based on the annual time deposit rate plus a specific spread, as of both February 28, 2017 and August 31, 2016, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of February 28, 2017, our outstanding balance on this note payable was approximately $1.1 million.

•

The second note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of February 28, 2017, our outstanding balance on this note payable was approximately $1.7 million.

Property, plant and equipment pledged as collateral for our notes payable were $4.7 million as of both February 28, 2017 and August 31, 2016, respectively.

We have incurred significant losses since inception. We suffered losses from operations of $20.6 million and $13.3 million, gross losses on product sales of $4.9 million and $4.1 million, and net cash used in operating activities of $3.4 million and $4.5 million for the years ended August 31, 2016 and 2015, respectively. Loss from operations for the three and six months ended February 28, 2017 were $1.1 million and $2.2 million, respectively. Net cash used in operating activities for the six months ended February 28, 2017 was $1.8 million. Further, at February 28, 2017, our cash and cash equivalents was down to $4.1 million. These facts and conditions raise substantial doubt about our ability to continue as a going concern. However, we believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

We entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. At the end of March 2017, both parties are in discussions regarding applying the $3 million deposit as partial consideration for the strategic partner to purchase a portion of the equity of one of our subsidiaries and intend to amend the agreement for the sale of the headquarters. However, the investment is subject to the negotiation of a definitive agreement and the approval of the strategic partner’s investment committee.

•

Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. We are restructuring our chips manufacturing operation. We expect to purchase chips from the strategic partner and follow the best process to combine our technology in the strategic partner’s production process. Currently, both parties are waiting for the qualification for the chip products manufactured by the strategic partner using their facilities. We are exploring opportunities to sell certain equipment to the ODM partner or other third parties. Part of our employees related to the chips manufacturing has transferred to the ODM partner. We also implemented certain workforce reductions with respect to our chips manufacturing operation. Following the restructuring, we have reduced payroll and minimized research and development activities associated with chips manufacturing operation. We expect the effects to be continued and further reduce idle capacity charges. This partnership should help us obtain a steady source of LED chips with competitive and favorable price for our packaging business, expand the production capacity for LED components, and strengthen our product portfolio and technology.

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

While we believe that these liquidity plan measures should be adequate to satisfy our liquidity requirements for the twelve months ending February 28, 2018, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 28, 2017	February 29, 2016
Net cash used in operating activities	$(1,759)	$(1,576)
Net cash used in investing activities	$(38)	$(513)
Net cash provided by (used in) financing activities	$(158)	$2,309

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended February 28, 2017 and February 29, 2016 was $1.8 million and $1.6 million, respectively. Cash flows used in operating activities for the six months ended February 28, 2017 was $0.2 million higher, primary attributable to a decrease in cash collected from customers, as revenues were $1.4 million lower for the six months ended February 28, 2017 than for the six months ended February 29, 2016 and a portion of accounts payable and expenses due in August 2016 was paid in the first quarter of fiscal 2017.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended February 28, 2017 was $38 thousand, consisting primarily of $0.1 million of purchases of machinery and equipment, offset in part by the proceeds from the sale of investments in SILQ and Nanoteco.

Net cash used in investing activities for the six months ended February 29, 2016 was $513 thousand, consisting primarily of purchases of machinery and equipment and payments for the build out of our manufacturing facility and leasehold improvements.

Cash Flows Provided By (Used In) Financing Activities

Net cash used in financing activities for the six months ended February 28, 2017 was $0.2 million, primarily attributable to the repayments on long-term debt.

Net cash provided by financing activities for the six months ended February 29, 2016 was $2.3 million, consisting of the receipt of the $3.0 million initial installment of cash consideration for the potential sale of our headquarters building, offset in part by the repayments on long-term debt of $0.7 million.

Capital Expenditures

We had capital expenditures of $88 thousand and $483 thousand for the six months ended February 28, 2017 and February 29, 2016, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of February 28, 2017, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 28, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 28, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of February 28, 2017.

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

We entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive Limited (“Well Thrive”) on August 4, 2016. Pursuant to the agreement, Well Thrive purchased 577 thousand newly issued shares of common stock for $2,885 thousand on August 23, 2016. Well Thrive also agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note would be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. Our ability to continue as a going concern is premised, in part, on our raising cash through this Note issuance, our ability to close the transaction in a timely manner, the investor’s availability of capital to complete the transaction, and our ability to get shareholder approval to allow the Note to be converted into common stock upon maturity. We received $500 thousand of the total $1,615 thousand Note amount on August 16, 2016. On December 16, 2016, we sent a formal notice of demand under purchase agreement to Dr. Peter Chiou and Well Thrive and requested them to deliver the $1,115 thousand balance of the Note purchase price by December 31, 2016, which deadline was extended to January 7, 2017. On January 6, 2017, Well Thrive informed us that it was not prepared to complete the purchase of the Note at this time and demanded the return of the $500 thousand advance and the $2,885 thousand for the shares purchased by Well Thrive in August 2016. There can be no assurance that we will receive the remaining balance of the funds, or if we do, we may not be able to successfully close the transaction, or if we close the transaction, we may not obtain the shareholder approval required for the conversion of the Note at maturity. The failure to complete the sale or get shareholder approval or any obligation to return amounts previously paid by Well Thrive would impact the viability of our liquidity plan and our ability to continue as a going concern.

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market, including among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share, that a majority of the members of our board of directors are independent under the NASDAQ Listing Rules and that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. On February 8, 2017, Peter Chiou resigned from the Board of Directors of the Company effective immediately, which resulted in one vacancy on the audit committee. In accordance with NASDAQ Listing Rule 5605(c)(4)(B), we have been provided a cure period until August 9, 2017 to regain compliance with the audit committee requirements. If we do not regain compliance with the audit committee requirements by the period provided, NASDAQ will notify us that our common stock will be delisted.

We intend to appoint a replacement director for the vacancy on the Audit Committee. There can be no assurance that we will be able to implement our plan, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted on the Pink Sheets LLC or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

Our strategy to sell a portion of one of our subsidiaries may not be successful.

In order for us to transit our operations toward a fabless business model, it is necessary for us to establish partnering arrangements with the strategic partner. One of these partnering arrangements may take the form of selling a portion of one of our subsidiaries in which the non-controlling interest in our financial statements may increase. The success of this strategy is, however, subject to a number of factors over which we have little or no control, such as the approval of the strategic partner’s investment committee. As such, the acquisition process may take a number of months before we can commence implementation. In addition, non-controlling ownership, if significant, carries numerous risks, including dependence on the partner to facilitate the acquisition of any necessary licenses and permits, as well as our ability to direct the subsidiaries’ policies and strategies. Our strategic partner may have different business methods which we may be unfamiliar and may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do. Such an impairment of full control may have an adverse effect on our business, results of operations and financial position.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 13, 2017	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document