Form 10-Q
period 2017-05-31
SemiLEDs Corp
filed 2017-07-13
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,543,915 shares of common stock, par value $0.0000056 per share, outstanding as of July 7, 2017.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31,	August 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,137	$6,030
Accounts receivable (including related parties), net of allowance for doubtful accounts of $764 and $746 as of May 31, 2017 and August 31, 2016, respectively	1,277	900
Inventories	3,369	4,067
Prepaid expenses and other current assets	537	640
Total current assets	8,320	11,637
Property, plant and equipment, net	8,558	8,813
Intangible assets, net	63	44
Investments in unconsolidated entities	995	1,368
Other assets	361	373
TOTAL ASSETS	$18,297	$22,235
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$335	$314
Accounts payable	837	1,326
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	5,437	2,761
Total current liabilities	7,109	4,901
Long-term debt, excluding current installments	2,484	2,595
Other liability	—	3,097
Total liabilities	9,593	10,593
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 3,544 shares and 3,517 shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively	—	—
Additional paid-in capital	175,568	175,384
Accumulated other comprehensive income	3,733	3,398
Accumulated deficit	(170,597)	(167,179)
Total SemiLEDs stockholders’ equity	8,704	11,603
Noncontrolling interests	—	39
Total equity	8,704	11,642
TOTAL LIABILITIES AND EQUITY	$18,297	$22,235

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Revenues, net	$2,111	$2,378	$6,643	$8,257
Cost of revenues	2,297	3,828	6,706	11,946
Gross loss	(186)	(1,450)	(63)	(3,689)
Operating expenses:
Research and development	257	394	651	1,617
Selling, general and administrative	879	1,267	2,920	3,557
Employee termination benefits	—	59	—	207
Gain on disposals of long-lived assets, net	(33)	(29)	(113)	(27)
Total operating expenses	1,103	1,691	3,458	5,354
Loss from operations	(1,289)	(3,141)	(3,521)	(9,043)
Other income (expenses):
Impairment loss on investment	(352)	—	(352)	—
Equity in loss from unconsolidated entities, net	—	(79)	(11)	(79)
Interest expenses, net	(9)	(13)	(26)	(42)
Other income, net	29	48	525	101
Foreign currency transaction gain (loss), net	35	(78)	(46)	(60)
Total other income (expenses), net	(297)	(122)	90	(80)
Loss before income taxes	(1,586)	(3,263)	(3,431)	(9,123)
Income tax expense	—	—	—	—
Net loss	(1,586)	(3,263)	(3,431)	(9,123)
Less: Net loss attributable to noncontrolling interests	—	(10)	(13)	(19)
Net loss attributable to SemiLEDs stockholders	$(1,586)	$(3,253)	$(3,418)	$(9,104)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.45)	$(1.11)	$(0.97)	$(3.12)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,544	2,932	3,544	2,916

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net loss	$(1,586)	$(3,263)	$(3,431)	$(9,123)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	99	374	332	(111)
Comprehensive loss	$(1,487)	$(2,889)	$(3,099)	$(9,234)
Comprehensive loss attributable to noncontrolling interests	$—	$(12)	$(16)	$(19)
Comprehensive loss attributable to SemiLEDs stockholders	$(1,487)	$(2,877)	$(3,083)	$(9,215)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2016	3,517	$—	$175,384	$3,398	$(167,179)	$11,603	$39	$11,642
Issuance of common stock under equity incentive plans	27	—	—	—	—	—	—	—
Stock-based compensation	—	—	207	—	—	207	—	207
Purchase of common shares in Ning Xiang from noncontrolling interests	—	—	(23)	—	—	(23)	(23)	(46)
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	335	—	335	(3)	332
Net loss	—	—	—	—	(3,418)	(3,418)	(13)	(3,431)
BALANCE—May 31, 2017	3,544	$—	$175,568	$3,733	$(170,597)	$8,704	$—	$8,704

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,431)	$(9,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	849	4,049
Impairment loss on investment	352	—
Stock-based compensation expense	207	299
Provisions for inventory write-downs	1,119	1,206
Equity in loss from unconsolidated entities, net	11	79
Gain on disposals of long-lived assets, net	(113)	(27)
Changes in :
Accounts receivable, net	(316)	935
Inventories	(238)	281
Prepaid expenses and other	141	83
Accounts payable	(498)	224
Accrued expenses and other current liabilities	(700)	(915)
Net cash used in operating activities	(2,617)	(2,909)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(149)	(667)
Proceeds from sales of property, plant and equipment	113	355
Payments for development of intangible assets	(11)	(47)
Proceeds from sale of investment	59	—
Other investing activities	(1)	(16)
Net cash provided by (used in) investing activities	11	(375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(240)	(945)
Acquisition of noncontrolling interests	(46)	—
Cash received for potential sale of building	—	3,000
Net cash provided by (used in) financing activities	(286)	2,055
Effect of exchange rate changes on cash and cash equivalents	(1)	(49)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,893)	(1,278)
CASH AND CASH EQUIVALENTS—Beginning of period	6,030	4,808
CASH AND CASH EQUIVALENTS—End of period	$3,137	$3,530
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$225	$351

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, as well as LED chips and lighting products. LED components have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including Taiwan, the United States and China.

As of May 31, 2017, SemiLEDs had five wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2017, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2017 and 2016, the statement of changes in equity for the nine months ended May 31, 2017, and the statements of cash flows for the nine months ended May 31, 2017 and 2016. The results for the three or nine months ended May 31, 2017 are not necessarily indicative of the results to be expected for the year ending August 31, 2017.

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

The Company suffered losses from operations of $20.6 million and $13.3 million, gross losses on product sales of $4.9 million and $4.1 million, and net cash used in operating activities of $3.4 million and $4.5 million for the years ended August 31, 2016 and 2015, respectively. Loss from operations for the three and nine months ended May 31, 2017 were $1.3 million and $3.5 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2017 was $2.6 million. Further, at May 31, 2017, the Company’s cash and cash equivalents was down to $3.1 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

The Company entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. As of May 31, 2017, the Company hasn’t received the $1 million due on December 31, 2016. Both parties are in discussions regarding applying the $3 million deposit as partial consideration for the strategic partner to purchase a portion of the equity of one of the Company’s subsidiaries and intend to amend the agreement for the sale of the headquarters. However, the investment is subject to the negotiation of a definitive agreement and the approval of the strategic partner’s investment committee.

•

Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. The Company is restructuring its chips manufacturing operation. The Company expects to purchase chips from the strategic partner and follow the best process to combine the Company’s technology in the strategic partner’s production process. Currently, both parties are waiting for the qualification for the chip products manufactured by the strategic partner using their facilities. The Company is exploring opportunities to sell certain equipment to the ODM partner or other third parties. Part of its employees related to the Company’s chips manufacturing transferred to the ODM partner. The Company also implemented certain workforce reductions with respect to its chips manufacturing operation. Following the restructuring, the Company has reduced payroll and minimized research and development activities associated with chips manufacturing operation. The Company expects the effects to be continued and further reduce idle capacity charges. This partnership should help the Company obtain a steady source of LED chips with competitive and favorable price for its packaging business, expand the production capacity for LED components, and strengthen its product portfolio and technology.

•

Increasing sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Company’s historical distribution channels; maintaining a number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed products.

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

While the Company’s management believes that the measures described in the above liquidity plan should be adequate to satisfy its liquidity requirements for the twelve months ending May 31, 2018, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2017 and August 31, 2016, cash and cash equivalents of the Company consisted of the following (in thousands):

	May 31,	August 31,
Cash and Cash Equivalents by Location	2017	2016
United States;
Denominated in U.S. dollars	$203	$945
Taiwan;
Denominated in U.S. dollars	1,904	3,580
Denominated in New Taiwan dollars	133	738
Denominated in other currencies	560	481
China (including Hong Kong);
Denominated in U.S. dollars	7	8
Denominated in Renminbi	330	277
Denominated in H.K. dollars	—	1
Total cash and cash equivalents	$3,137	$6,030

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

Net revenues generated from sales to the top ten customers represented 81% and 67% of the Company’s total net revenues for the three and nine months ended May 31, 2017, respectively, and 62% and 60% of the Company’s net revenues for the three and nine months ended May 31, 2016, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 76% and 75% of the Company’s net revenues for the three and nine months ended May 31, 2017, respectively, and 81% and 80% of the Company’s net revenues for the three and nine months ended May 31, 2016, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On March 1, 2017, the 93% equity interest subsidiary, Ning Xiang was dissolved. The assets, liability and certain employees of Ning Xiang were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Ltd. An amount of $46 thousand was paid for the acquisition of the Ning Xiang non-controlling interests. As a result of this payment, non-controlling interest in the Company was reduced to zero.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. This standard will be effective for the Company on September 1, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on September 1, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2017 and August 31, 2016 consisted of the following (in thousands):

	May 31,	August 31,
	2017	2016
Raw materials	$926	$1,400
Work in process	702	700
Finished goods	1,741	1,967
Total	$3,369	$4,067

Inventory write-downs to estimated net realizable values were $589 thousand and $1,119 thousand for the three and nine months ended May 31, 2017, respectively, and $641 thousand and $1,206 thousand for the three and nine months ended May 31, 2016, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2017 and August 31, 2016 consisted of the following (in thousands):

	May 31,	August 31,
	2017	2016
Buildings and improvements	$13,916	$12,822
Machinery and equipment	43,157	41,065
Leasehold improvements	239	213
Other equipment	2,317	2,198
Construction in progress	507	812
Total property, plant and equipment	60,136	57,110
Less: Accumulated depreciation and amortization	(51,578)	(48,297)
Property, plant and equipment, net	$8,558	$8,813

Intangible Assets

Intangible assets as of May 31, 2017 and August 31, 2016 consisted of the following (in thousands):

	May 31, 2017
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$532	$469	$63
Acquired technology	5	505	505	—
Total		$1,037	$974	$63

	August 31, 2016
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$487	$443	$44
Acquired technology	5	479	479	—
Total		$966	$922	$44

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2017 and August 31, 2016 consisted of the following (in thousands, except percentages):

	May 31, 2017		August 31, 2016
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	—%	$—	33%	$50
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	995	Various	1,318
Total investments in unconsolidated entities		$995		$1,368

There were no dividends received from unconsolidated entities through May 31, 2017.

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

Cost Method Investments

The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In February 2017, the Company sold all Nanoteco shares owned to the other investor for a cash consideration of $18 thousand and recognized a loss on sale of investment of $2 thousand. The Company recognized an other-than-temporary impairment loss of $352 thousand on our cost method investments in Intematix for the period ended May 31, 2017 based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information.

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are including cancellable and noncancellable and which expire at various dates between February 2018 and December 2020. Lease expense related to these noncancellable operating leases was $111 thousand and $334 thousand for the three and nine months ended May 31, 2017, respectively, and $109 thousand and $346 thousand for the three and nine months ended May 31, 2016, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of May 31, 2017 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2017	$140
2018	281
2019	115
2020	96
2021	33
Thereafter	—
Total	$665

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.3 million and $1.5 million as of May 31, 2017 and August 31, 2016, respectively.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company has retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. The Company is in the process of obtaining an extension from the plaintiff to respond to the complaint.

Except as described above, as of May 31, 2017, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 521 thousand shares was reserved for issuance and 252 thousand shares of common stock available for future issuance under the 2010 Plan as of both May 31, 2017 and 2016.

In March 2017, SemiLEDs granted 5 thousand restricted stock units to its directors that vest 100% on the earlier of March 31, 2018 and the date of the next annual meeting. The grant-date fair value of the restricted stock units was $3.18 per unit.

During fiscal 2016, SemiLEDs granted 8 thousand restricted stock units in April 2016 to its directors that vested 100% on March 31, 2017. The grant-date fair value of the restricted stock units was $3.40 per unit.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Cost of revenues	$9	$20	$42	$74
Research and development	4	7	9	37
Selling, general and administrative	30	72	156	188
	$43	$99	$207	$299

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Stock units and stock options to purchase common stock	10	12	10	31

9. Income Taxes

The Company’s income (loss) before income taxes for the three and nine months ended May 31, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
U.S. operations	$(487)	$(271)	$(448)	$(518)
Foreign operations	(1,099)	(2,992)	(2,983)	(8,605)
Loss before income taxes	$(1,586)	$(3,263)	$(3,431)	$(9,123)

Unrecognized Tax Benefits

As of both May 31, 2017 and August 31, 2016, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2016 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

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

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products, and where most of our employees are based.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

Our ability to raise additional debt funding, sell additional equity securities and improve our liquidity.  We need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations. However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.
•

Our ability to outsource manufacturing and our ability to get chips from other chip suppliers.  Our reliance on our new ODM partner exposes us to a number of significant risks, including reduced control over delivery schedules, quality assurance and production costs, lack of guaranteed production capacity or product supply, and the possible breach of the manufacturing agreement by the contract manufacturer because of factors beyond our control. For example, both parties are waiting for the qualification for the chip products manufactured by the ODM partner using their facilities. The delay for delivering products on time at a satisfactory level of quality has resulted in difficulties for fulfilling our customer orders. As a consequence, our revenues attributable to the sales of our LED chips declined. If our ODM partner were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, performance and costs, or in a timely manner, our business and reputation could be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. Our inability to procure chips from other chip suppliers at the desired quality, quantity, performance and cost might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three and nine months ended May 31, 2017, sales to our three largest customers, in the aggregate, accounted for 58% and 50% of our revenues, respectively.

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

•

Declining cash position.  Our cash and cash equivalents decreased to $3.1 million as of May 31, 2017 primarily due to the combination of our net cash used in operating activities and payments related to long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring opportunities to sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates — Basis of Presentation — Going Concern” for more information about our liquidity plans.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the nine months ended May 31, 2017 as compared to those disclosed in our 2016 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On May 31, 2017, the exchange rate was 30.09 NT dollars to one U.S. dollar. On July 7, 2017, the exchange rate was 30.59 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2015	31.08	32.86	29.86	32.50
Fiscal 2016	32.55	33.77	31.19	31.73
September 2016	31.47	31.73	31.23	31.36
October 2016	31.56	31.77	31.32	31.56
November 2016	31.75	31.99	31.43	31.87
December 2016	31.99	32.30	31.75	32.25
January 2017	31.73	32.24	31.32	31.35
February 2017	30.89	31.12	30.65	30.65
March 2017	30.66	31.04	30.17	30.33
April 2017	30.38	30.64	30.11	30.20
May 2017	30.14	30.26	30.04	30.09
June 2017	30.25	30.44	30.08	30.42
July 2017 (through July 7, 2017)	30.52	30.59	30.42	30.59

(1)	Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2017 Compared to the Three Months Ended May 31, 2016

	Three Months Ended May 31,
	2017		2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$64	3%	$176	7%	$(112)	(64)%
LED components	1,553	74%	1,803	76%	(250)	(14)%
Lighting products	276	13%	363	15%	(87)	(24)%
Other revenues(1)	218	10%	36	2%	182	*
Total revenues, net	2,111	100%	2,378	100%	(267)	(11)%
Cost of revenues	2,297	109%	3,828	161%	(1,531)	(40)%
Gross loss	$(186)	(9)%	$(1,450)	(61)%	$1,264	(87)%

* Not meaningful

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 11% to $2.1 million for the three months ended May 31, 2017 from $2.4 million for the three months ended May 31, 2016. The decrease in revenues was driven primarily by a $0.1 million decrease in revenues attributable to sales of LED chips, a $0.1 million decrease in revenues attributable to sales of lighting products, and a $0.3 million decrease in revenues attributable to sales of LED components, offset by a $0.2 million increase in other revenues.

Revenues attributable to the sales of our LED chips represented 3% and 7% of our revenues for the three months ended May 31, 2017 and 2016, respectively. The decrease of 64% in revenues attributable to sales of LED chips was the result of a decrease in the volume of LED chips sold, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 74% and 76% of our revenues for the three months ended May 31, 2017 and 2016, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volume sold for general LED components products, offset in part by an increase in the volume sold for the UV LED product, which we particularly focus on within the niche LED markets. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Revenues attributable to the sales of lighting products represented 13% and 15% of our revenues for the three months ended May 31, 2017 and 2016, respectively. Revenues attributable to the sales of lighting products were slightly lower for the three months ended May 31, 2017 primarily due to a slowdown in demand on LED luminaries and fewer non-recurring project-based orders for LED lighting products, offset in part by a higher average selling price for the LED luminaries.

The increase in other revenues was primarily due to an increase in service revenues for the three months ended May 31, 2017.

Cost of Revenues

Our cost of revenues decreased by 40% from $3.8 million for the three months ended May 31, 2016 to $2.3 million for the three months ended May 31, 2017. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Loss

Our gross loss decreased from a loss of $1.5 million for the three months ended May 31, 2016 to $0.2 million for the three months ended May 31, 2017. Our gross margin percentage was negative 9% for the three months ended May 31, 2017, as compared to negative 61% for the three months ended May 31, 2016 as a consequence of the reduction in cost of revenues, as more fully described above.

Operating Expenses

	Three Months Ended May 31,
	2017		2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$257	12%	$394	17%	$(137)	(35)%
Selling, general and administrative	879	42%	1,267	53%	(388)	(31)%
Employee termination benefits	—	—%	59	2%	(59)	(100)%
Gain on disposals of long-lived assets, net	(33)	(2)%	(29)	(1)%	(4)	14%
Total operating expenses	$1,103	52%	$1,691	71%	$(588)	(35)%

Research and development.  Our research and development expenses were $0.3 million and $0.4 million for the three months ended May 31, 2017 and 2016, respectively. The decrease was primarily due to a decrease in depreciation and amortization expense, and a decrease in materials and supplies used in research and development.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $1.3 million for the three months ended May 31, 2016 to $0.9 million for the three months ended May 31, 2017. The decrease was mainly attributable to a $0.1 million decrease in payroll and stock based compensation, and decreases in various other expenses including professional service expenses, depreciation and amortization, advertisement and travel related expenses of $0.3 million.

Employee termination benefits.  Employee termination benefits of $59 thousand were recognized for severance-related expenses for workforce reductions with respect to our restructuring plan on chips manufacturing operation for the three months ended May 31, 2016.

Gain on disposal of long-lived assets, net.  We recognized a gain of $33 thousand and $29 thousand on the disposal of long-lived assets for the three months ended May 31, 2017 and 2016, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Expenses

	Three Months Ended May 31,
	2017		2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Impairment loss on investment	$(352)	(17)%	$—	—%
Equity in loss from unconsolidated entities	—	—%	(79)	(3)%
Interest expenses, net	(9)	(0)%	(13)	(1)%
Other income, net	29	1%	48	2%
Foreign currency transaction gain (loss), net	35	2%	(78)	(3)%
Total other expenses, net	$(297)	(14)%	$(122)	(5)%

Impairment loss on investment.   We recognized an other-than-temporary impairment loss of $352 thousand on our cost method investments in Intematix for the three months ended May 31, 2017 based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on our best estimate of the amount that could be realized from the investment, which considered the latest financial information.

Equity in loss from unconsolidated entities.

We recognized a loss from our portion of the loss from SILQ, an unconsolidated entity, for the three months ended May 31, 2016. We also recognized additional loss to reduce the carrying amount of our investment in SILQ to our proportionate share of the net realizable value reported by SILQ for the three months ended May 31, 2016.

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

Foreign currency transaction gain (loss), net.  We recognized a net foreign currency transaction gain of $35 thousand for the three months ended May 31, 2017, primarily due to the depreciation of the U.S. dollar against the NT dollar from accounts payable held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiary, as compared to a net foreign currency transaction loss of $78 thousand for the three months ended May 31, 2016, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2017 and was zero for fiscal 2016, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended May 31,
	2017		2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$—	—%	$(10)	(0)%

We recognized net loss attributable to noncontrolling interests of $10 thousand for the three months ended May 31, 2016, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% of equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014. On March 1, 2017, the 93% equity interest subsidiary, Ning Xiang was dissolved. The assets, liability and certain employees of Ning Xiang were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Ltd. An amount of $46 thousand was paid for the acquisition of the Ning Xiang non-controlling interests. As a result of this payment, non-controlling interest in the Company was reduced to zero.

Nine Months Ended May 31, 2017 Compared to the Nine Months Ended May 31, 2016

	Nine Months Ended May 31,
	2017		2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$306	5%	$588	7%	$(282)	(48)%
LED components	4,807	72%	6,310	76%	(1,503)	(24)%
Lighting products	1,003	15%	1,218	15%	(215)	(18)%
Other revenues(1)	527	8%	141	2%	386	*
Total revenues, net	6,643	100%	8,257	100%	(1,614)	(20)%
Cost of revenues	6,706	101%	11,946	145%	(5,240)	(44)%
Gross loss	$(63)	(1)%	$(3,689)	(45)%	$3,626	(98)%

* Not meaningful

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by approximately 20% from $8.2 million for the nine months ended May 31, 2016 to $6.6 million for the nine months ended May 31, 2017. The $1.6 million decrease in revenues reflects a $0.3 million decrease in revenues attributable to sales of LED chips, a $1.5 million decrease in sales of LED components, and a $0.2 million decrease in revenues attributable to sales of lighting products, offset in part by a $0.4 million increase in other revenues.

Revenues attributable to the sales of our LED chips represented 5% and 7% of our revenues for the nine months ended May 31, 2017 and 2016, respectively. The decrease of 48% in revenues attributable to sales of LED chips was the result of a 65% decrease in the volume of LED chips sold, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 72% and 76% of our revenues for the nine months ended May 31, 2017 and 2016, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower average selling price for the UV LED product, which we particularly focus on within the niche LED markets. The decrease was also a result of lower volume sold for other LED components product, offset in part by a higher average selling price. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Revenues attributable to the sales of lighting products represented 15% of our revenues for both the nine months ended May 31, 2017 and 2016, respectively. Revenues attributable to the sales of lighting products was lower for the nine months ended May 31, 2017 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products compared to the nine months ended May 31, 2016.

The increase in other revenues was primarily due to an increase in service revenues for the nine months ended May 31, 2017.

Cost of Revenues

Our cost of revenues decreased by 44% from $11.9 million for the nine months ended May 31, 2016 to $6.7 million for the nine months ended May 31, 2017. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Loss

Our gross loss decreased from a loss of $3.7 million for the nine months ended May 31, 2016 to $0.1 million for the nine months ended May 31, 2017. Our gross margin percentage was negative 1% for the nine months ended May 31, 2017, as compared to negative 45% for the nine months ended May 31, 2016 as a consequence of the reduction in cost of revenues, as more fully described above.

Operating Expenses

	Nine Months Ended May 31,
	2017		2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$651	10%	$1,617	20%	$(966)	(60)%
Selling, general and administrative	2,920	44%	3,557	43%	(637)	(18)%
Employee termination benefits	—	—%	207	2%	(207)	(100)%
Gain on disposals of long-lived assets, net	(113)	(2)%	(27)	(0)%	(86)	319%
Total operating expenses	$3,458	52%	$5,354	65%	$(1,896)	(35)%

Research and development.  Our research and development expenses decreased from $1.6 million for the nine months ended May 31, 2016 to $0.7 million for the nine months ended May 31, 2017. The decrease was primarily due to a $0.2 million decrease in payroll expense and other operating expenses as a result of lower headcount, a $0.5 million decrease in materials and supplies used in research and development, and a $0.2 million decrease in depreciation and amortization expense.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $3.5 million for the nine months ended May 31, 2016 to $2.9 million for the nine months ended May 31, 2017. The decrease was mainly attributable to a $0.3 million decrease in payroll expense and a $0.3 million decrease in depreciation and amortization expense and other general and administrative expenses.

Employee termination benefits.  Employee termination benefits of $0.2 million were recognized for severance-related expenses for workforce reductions with respect to our restructuring plan on chips manufacturing operation for the nine months ended May 31, 2016.

Gain on disposal of long-lived assets, net.

We recognized a net gain of $113 thousand and $27 thousand on the disposal of long-lived assets for the nine months ended May 31, 2017 and 2016, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Nine Months Ended May 31,
	2017		2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Impairment loss on investment	$(352)	(5)%	$—	—%
Equity in loss from unconsolidated entities, net	(11)	(0)%	(79)	(1)%
Interest expenses, net	(26)	(0)%	(42)	(0)%
Other income, net	525	8%	101	1%
Foreign currency transaction loss, net	(46)	(1)%	(60)	(1)%
Total other income (expenses), net	$90	2%	$(80)	(1)%

Impairment loss on investment.   We recognized an other-than-temporary impairment loss of $352 thousand on our cost method investments in Intematix for the nine months ended May 31, 2017 based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on our best estimate of the amount that could be realized from the investment, which considered the latest financial information.

Equity in loss from unconsolidated entities, net

We sold all of our equity interest in SILQ and Nanoteco in November 2016 and February 2017 and recognized a loss on sale of investment of $9 thousand and $2 thousand for the nine months ended May 31, 2017, respectively.

We recognized a loss from our portion of the net loss from SILQ, an unconsolidated entity. We also recognized additional loss to reduce the carrying amount of our investment in SILQ to our proportionate share of the net realizable value reported by SILQ for the nine months ended May 31, 2016.

Interest expenses, net.  The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the continuous repayment of debt.

Other income, net.  Other income, net increased for the nine months ended May 31, 2017 as compared to the nine months ended May 31, 2016, primarily due to the favorable settlement of the lawsuit with Mr. Han.

Foreign currency transaction loss, net.

We recognized a net foreign currency transaction loss of $46 thousand and $60 thousand for the nine months ended May 31, 2017 and 2016, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2017 and was zero for fiscal 2016, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Nine Months Ended May 31,
	2017		2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(13)	(0)%	$(19)	(0)%

We recognized net losses attributable to noncontrolling interests of $13 thousand and $19 thousand for the nine months ended May 31, 2017 and 2016, respectively, which were attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014. On March 1, 2017, the 93% equity interest subsidiary, Ning Xiang was dissolved. The assets, liability and certain employees of Ning Xiang were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Ltd. An amount of $46 thousand was paid for the acquisition of the Ning Xiang non-controlling interests. As a result of this payment, non-controlling interest in the Company was reduced to zero.

Liquidity and Capital Resources

As of May 31, 2017 and August 31, 2016, we had cash and cash equivalents of $3.1 million and $6.0 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.8 million and $2.9 million as of May 31, 2017 and August 31, 2016, respectively. These long-term notes carry an interest rate of 1.62%, based on the annual time deposit rate plus a specific spread, as of both May 31, 2017 and August 31, 2016, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of May 31, 2017, our outstanding balance on this note payable was approximately $1.1 million.

•

The second note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of May 31, 2017, our outstanding balance on this note payable was approximately $1.7 million.

Property, plant and equipment pledged as collateral for our notes payable were $4.7 million as of both May 31, 2017 and August 31, 2016, respectively.

We have incurred significant losses since inception. We suffered losses from operations of $20.6 million and $13.3 million, gross losses on product sales of $4.9 million and $4.1 million, and net cash used in operating activities of $3.4 million and $4.5 million for the years ended August 31, 2016 and 2015, respectively. Loss from operations for the three and nine months ended May 31, 2017 were $1.3 million and $3.5 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2017 was $2.6 million. Further, at May 31, 2017, our cash and cash equivalents was down to $3.1 million. These facts and conditions raise substantial doubt about our ability to continue as a going concern. However, we believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

We entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. As of May 31, 2017, we haven’t received the $1 million due on December 31, 2016. Both parties are in discussions regarding applying the $3 million deposit as partial consideration for the strategic partner to purchase a portion of the equity of one of our subsidiaries and intend to amend the agreement for the sale of the headquarters. However, the investment is subject to the negotiation of a definitive agreement and the approval of the strategic partner’s investment committee.

•

Suppressing gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. We are restructuring our chips manufacturing operation. We expect to purchase chips from the strategic partner and follow the best process to combine our technology in the strategic partner’s production process. Currently, both parties are waiting for the qualification for the chip products manufactured by the strategic partner using their facilities. We are exploring opportunities to sell certain equipment to the ODM partner or other third parties. Part of our employees related to the chips manufacturing transferred to the ODM partner. We also implemented certain workforce reductions with respect to our chips manufacturing operation. Following the restructuring, we have reduced payroll and minimized research and development activities associated with chips manufacturing operation. We expect the effects to be continued and further reduce idle capacity charges. This partnership should help us obtain a steady source of LED chips with competitive and favorable price for our packaging business, expand the production capacity for LED components, and strengthen our product portfolio and technology.

•

Increasing sales of Automotive Projects in both China and India by cultivating relationships with automotive lighting developers that are outside the Corporation’s historical distribution channels; maintaining a number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed products.

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

While we believe that these liquidity plan measures should be adequate to satisfy our liquidity requirements for the twelve months ending May 31, 2018, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended May 31,
	2017	2016
Net cash used in operating activities	$(2,617)	$(2,909)
Net cash provided by (used in) investing activities	$11	$(375)
Net cash provided by (used in) financing activities	$(286)	$2,055

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2017 and 2016 was $2.6 million and $2.9 million, respectively. Cash flows used in operating activities for the nine months ended May 31, 2017 was $0.3 million lower, primary attributable to the decrease in cash used to pay for salary-related expenses due to the reduction of employees. In addition, a decrease in cash used to pay for materials and supplies used in production and research and development reflecting the effect of cost reduction.

Cash Flows Provided By (Used In) Investing Activities

Net cash provided by investing activities for the nine months ended May 31, 2017 was $11 thousand, consisting primarily of the proceeds from the sales of property, plant and equipment and the sale of investments in SILQ and Nanoteco, offset in part by the purchases of machinery and equipment.

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

Cash Flows Provided By (Used In) Financing Activities

Net cash used in financing activities for the nine months ended May 31, 2017 was $0.3 million, primarily attributable to the repayments on long-term debt and the payment for the acquisition of noncontrolling interests.

Net cash provided by financing activities for the nine months ended May 31, 2016 was $2.1 million, consisting of the receipt of the $3.0 million initial installment of cash consideration for the potential sale of our headquarters building, offset in part by the payments on long-term debt of $0.9 million.

Capital Expenditures

We had capital expenditures of $149 thousand and $667 thousand for the nine months ended May 31, 2017 and 2016, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of May 31, 2017, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. We are in the process of obtaining an extension from the plaintiff to respond to the complaint, and we intend to defend the case vigorously.

Except as described above, there were no material pending legal proceedings or claims as of May 31, 2017.

Item 1A. Risk Factors

Except for the following, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2016 Annual Report.

We do not expect to complete the sale of a note for $1.6 million and if we are ordered to return a $500 thousand payment, we may not be able to continue as a going concern.

We entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the agreement, Well Thrive purchased 577 thousand newly issued shares of common stock for $2,885 thousand on August 23, 2016. Well Thrive also agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note would be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. We received $500 thousand of the total $1,615 thousand Note amount on August 16, 2016. On December 16, 2016, we sent a formal notice of demand under purchase agreement to Dr. Peter Chiou and Well Thrive and requested them to deliver the $1,115 thousand balance of the Note purchase price by December 31, 2016, which deadline was extended to January 7, 2017. On January 6, 2017, Well Thrive informed us that it was not prepared to complete the purchase of the Note at this time and demanded the return of the $500 thousand advance and the $2,885 thousand for the shares purchased by Well Thrive in August 2016. On June 21, 2017, Well Thrive filed a complaint in the United States District Court for the District of Delaware seeking return of the $500 thousand payment. We do not currently expect to receive the remaining balance of the funds required to close the transaction. Any obligation to return amounts previously paid by Well Thrive would impact the viability of our liquidity plan and our ability to continue as a going concern.

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

We intend to appoint a replacement director for the vacancy on the Audit Committee. There can be no assurance that we will be able to implement our plan, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted one of the OTC Markets or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 13, 2017	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document