Form 10-K
period 2017-08-31
SemiLEDs Corp
filed 2017-11-29
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non‑affiliates of the registrant as of February 28, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Capital Market on such date, was approximately $4.8 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of November 13, 2017: 3,543,915.

SemiLEDs Corporation

Smaller Reporting Company— Scaled Disclosure

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

Item 1. Business

Company Overview

We develop, manufacture and sell light emitting diode (LED) chips and LED components. Our products are used for general lighting applications, including street lights and commercial, industrial, system and residential lighting. Our LED chips may also be used in specialty industrial applications, such as ultraviolet, or UV, curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, architectural lighting and entertainment lighting.

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

We were incorporated in the State of Delaware on January 4, 2005 and sold our first LED chips in November 2005. We are a holding company for various wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products, including lighting fixtures and systems, and where most of our employees are based.

Our Technology

Our proprietary technology integrates copper alloy in a vertical LED structure. We first grow epitaxial layers on a sapphire wafer. The epitaxial layers are multiple doped GaN layers. At this point in the process, our structure has the following order: (i)sapphire; (ii)n‑doped GaN (N‑GaN); (iii)multi‑quantum well layers (MQWs); and (iv)p‑doped GaN (P‑GaN). Next, we deposit and define (by patterning and etching) multiple metal layers on the P‑GaN layer. These metal layers consist of several different mirror layers and copper alloy layers, which are deposited on top of the mirror layers by electroplating. The copper alloy metal layers, which are collectively called the P‑Contact Metal Layer, create low resistance contact with the P‑GaN layer.

We then remove the sapphire wafer from the N‑GaN layer through laser radiation, and the sapphire wafer is removed from the production line and recycled. The remaining device structure—consisting of the P‑Contact Metal Layer on top of the epitaxial layers— is then ready for further processing. To complete our LED device structure, we then deposit and define additional metal layers on top of the N‑GaN layers to achieve low resistance contact with the N‑GaN layers. These additional metal layers are collectively called the N‑Contact Metal Layer.

After this process, our final LED chip structure is: (i)copper alloy metal layer; (ii)P‑GaN; (iii)MQWs; (iv)N‑GaN; and (v)N‑contact Metal layer. Our final LED chip structure is diced into individual LED chips and then separated, tested and binned according to customer specifications, such as wavelength (color) and brightness. When a constant electrical current flows from our P‑Contact Metal Layer to our N‑Contact Metal Layer, light is generated in the MQWs and emitted through the surface of the N‑GaN.

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

LED Chips

We produce and purchase a wide variety of blue, white, green and UV LED chips, including our EV LED product series, currently ranging from chip sizes of 380 microns, or µm, by 380µm to 1520µm by 1520µm. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. Our LED chips are used primarily for applications in the specialty lighting market, including commercial, and industrial sectors. Our LED chips may be used in specialty industrial applications, such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. Currently we focus mostly on UVLED applications. Revenues from sales of our LED chips represented 4% and 8% of our revenues for the years ended August 31, 2017 and 2016, respectively.

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

Our packaging process includes chip bonding, wire bonding, phosphor coating, encapsulation, scribing, dicing and testing. We may, from time to time, establish packaging operations in selected markets for sale to distributors and end-customers in such markets. We also contract with other manufacturers to produce for our LED components based on our design and technology requirements and under our quality control specifications and final inspection process. Revenues from sales of our LED components represented 73% and 76% of our revenues for the years ended August 31, 2017 and 2016, respectively.

Lighting Products

We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting product customers are primarily ODMs of lighting products and the end-users of lighting devices. Revenues from sales of our lighting products represented 14% of our revenues for both the years ended August 31, 2017 and 2016.

Manufacturing

Our manufacturing operations are located in Taiwan. Starting in the fourth quarter of our fiscal 2011 and continuing through the first quarter of our fiscal 2018, we have suffered from the underutilization of our manufacturing capacity, primarily for our LED chips. Consequently, a portion of our manufacturing equipment was idled, resulting in significant excess capacity charges. We also use contract manufacturers to produce certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process. We anticipate moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we plan to sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs.

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

Sales and Marketing

We market and sell our products through both our direct sales force and distributors. We primarily sell our LED components to distributors and end-customers in selected markets, such as Taiwan, the United States and China. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. We sell our LED chips to packagers and distributors. Our lighting product customers consist primarily of ODMs of lighting products and the end-users of lighting devices with the sales made by our direct sales force.

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

Customers

We package our LED chips into LED components, which we sell to distributors and end-customers in selected markets. In addition, we sell a portion of our LED chips products to packaging customers and LED chip distributors. Sales to distributors represented 2% and 4% of our revenues for the years ended August 31, 2017 and 2016, respectively.

We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2017 and 2016, our top ten customers collectively accounted for 69% and 60%, respectively, of our revenues. Some of our largest customers and what we produce or have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2017 and 2016, sales to our three largest customers, in the aggregate, accounted for 49% and 39% of our revenues, respectively. For the year ended August 31, 2017, sales to Revlon, Inc. accounted for 36% of our total revenues. For the year ended August 31, 2016, sales to Revlon, Inc. and Illumitex, Inc. accounted for 23% and 11% of our total revenues, respectively.

Our revenues are concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from sales to customers from these countries, in the aggregate, accounted for 71% and 79% of our net revenues for the years ended August 31, 2017 and 2016, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in these markets.

Our Joint Ventures and Investments

We have grown our business in part through strategic alliances and acquisitions, and may from time to time continue to grow our operations by participating in joint ventures, making acquisitions or establishing other strategic alliances with third parties in the LED and LED-related industries. Although we do not have any current joint ventures, we will continue to explore new opportunities for strategic alliances.

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

As of August 31, 2017, we had 153 patents issued and three patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2017, we also had 197 patents issued and four patents pending before patent and trademark offices outside the United States. Of these 350 issued patents, 50 expire between the years 2018 and 2022, 167 expire between the years 2023 and 2027, 125 expire between the years 2028 and 2034, and 8 expire after year 2034. Seventy of our issued patents are design patents and one of our pending patents is a design patent. On October 25, 2017, we sold four US patents to an LED manufacturer for $500,000. We believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to “SemiLEDs” in the United States and “MvpLED” in China

Our industry is characterized by frequent intellectual property litigation involving patents, trade secrets, copyrights, mask designs, among others. From time to time, third parties may allege that our products infringe on their intellectual property rights. Defending against any intellectual property infringement claims would likely result in costly litigation and ultimately may lead to our not being able to manufacture, use or sell products found to be infringing. Furthermore, other third parties may also assert infringement claims against our customers with respect to our products, or our customers’ products that incorporate our technologies or products. Any such legal action or the threat of legal action against us, or our customers, could impair such customers’ continued demand for our products. This could prevent us from growing or even maintaining our revenues, or cause us to incur additional costs and expenses, and adversely affect our financial condition and results of operations. See “Risk Factors— Risks Related to Our Business— Intellectual property claims against us or our customers could subject us to significant costs and materially damage our business and reputation.”

Research and Development

We focus our research and development efforts on our design methodology and process technology for our LED products. We also focus on improving our production yields and increasing wafer sizes to lower our production costs. Our research and development team works closely with our manufacturing team. For the years ended August 31, 2017 and 2016, we invested approximately $0.9 million and $2.0 million, respectively, in research and development activities. We conduct our research and development activities at our manufacturing facilities in Taiwan. Our future research and development strategy will primarily focus on developing new products in collaboration with our ODM partners utilizing our vertical technology and our expertise in the manufacturing of LED components. We expect to be continually engineering new products and systems, as well as enhancements to existing products, to meet the needs of our customers. By leveraging the fabless business model, we expect to be able to minimize our own research and development costs associated with chip products, increase the scale of our business without increasing overhead and diversify our business risk among many sales channels.

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

We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Cree, Seoul Viosys Co., Ltd. or SVC, Everlight, LiteOn, LED Engin, Nichia Corporation, or Nichia, Philips (Lumileds), Osram-OS GmbH and Edison Opto Corporation, or Edison. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Nichia, Philips (Lumileds) and Osram-OS GmbH. Several substantially larger companies, such as Philips (Lumileds) and Osram-OS GmbH, compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Samsung Electronics Co., Ltd., or Samsung, LG Innotek Co., Ltd., or LG Innotek, have entered into the LED chip and UV market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips and LED packaging. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies.

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

In the lighting market, we face competition from fixtures and bulbs manufactured and marketed by other LED lighting fixture companies and from lighting products incorporating incandescent, fluorescent, halogen, ceramic metal halide or other lighting technology. In addition to lighting companies such as Cree, Philips (Lumileds) and Osram-OS GmbH, which are substantially larger and more established than us, we are also competing with numerous smaller companies that have traditionally been in the lighting industry and industrial LED industry or recently entered into the LED lighting market and industrial LED market.

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

Employees

As of August 31, 2017, we had approximately 187 employees. Most of these employees were based in Taiwan, with a small number of employees in China. None of our employees is represented by a labor union. We consider relations with our employees to be good.

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

We entered into a definitive purchase agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the agreement, Well Thrive purchased 577 thousand newly issued shares of common stock for $2,885 thousand on August 23, 2016. Well Thrive also agreed to subscribe to a $1,615 thousand SemiLEDs Corporation’s 0% interest convertible note (the “Note”) with a September 29, 2017 maturity date. Subject to shareholder approval at the Company’s next shareholders meeting, the Note would be convertible, at the Company’s option, into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $1,615,000 by (y) the conversion price, which is equal to the lesser of $3.40 or the 5-trading day volume weighted average price of the common stock on the NASDAQ Stock Market ending on the maturity date. We received $500 thousand of the total $1,615 thousand Note amount on August 16, 2016. On December 16, 2016, we sent a formal notice of demand under purchase agreement to Dr. Peter Chiou and Well Thrive and requested them to deliver the $1,115 thousand balance of the Note purchase price by December 31, 2016, which deadline was extended to January 7, 2017. On January 6, 2017, Well Thrive informed us that it was not prepared to complete the purchase of the Note at this time and demanded the return of the $500 thousand advance and the $2,885 thousand for the shares purchased by Well Thrive in August 2016. The agreement provides that any deposit may be retained by us as liquidated damages if Well Thrive did not complete the purchase of the Note by December 31, 2016. On June 21, 2017, Well Thrive filed a complaint in the United States District Court for the District of Delaware seeking return of the $500 thousand payment. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. Any judgment requiring us to return amounts previously paid by Well Thrive would impact the viability of our liquidity plan and our ability to continue as a going concern.

Our strategy to sell a portion of one of our subsidiaries may not be successful.

In order for us to transition our operations to a fabless business model, we must establish partnering arrangements with our strategic partner. One of these partnering arrangements may involve selling a portion of one of our subsidiaries in which the non-controlling interest in our financial statements may increase. The success of this strategy is, however, subject to a number of factors over which we have little or no control, such as the approval of the strategic partner’s investment committee. As such, the acquisition process may take a number of months before we can commence implementation. In addition, non-controlling ownership, if significant, carries numerous risks, including dependence on the partner to facilitate the acquisition of any necessary licenses and permits, as well as our ability to direct the subsidiaries policies and strategies. Our strategic partner may have different business methods which we may be unfamiliar with and may not be able to implement our business model in new areas as efficiently and quickly as we have been able to do. Such an impairment of full control may have an adverse effect on our business, results of operations and financial position.

We have also sold certain patents, generally for technology that we are not actively developing. While we plan to continue to monetize our patent portfolio through sales of non-core patents, we may not be able to realize adequate interest or prices for those patents. Accordingly, we cannot provide assurance that we will be able to generate revenue from these sales.

We have incurred net losses in recent periods and may require additional financing. If financing is not available, we may be required to further downsize or discontinue operations.

We incurred net losses attributable to SemiLEDs stockholders of $4.1 million and $21.3 million for the years ended August 31, 2017 and 2016, respectively. We can give no assurance that we will not incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. As of August 31, 2017, we had an accumulated deficit of $171.3 million. Further, at August 31, 2017, our cash and cash equivalents was down to $3.6 million. These facts and conditions raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes it has developed a liquidity plan, as further described in elsewhere in this annual report that if executed successfully should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2018, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

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

If these contract manufacturers fail to deliver products on time and at a satisfactory level of quality, we could have difficulties fulfilling our customer orders and our net revenues could decline. If our contract manufacturers were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, yields and costs, or in a timely manner, our business and reputation could be seriously harmed. For example, only recently completed the qualification for the chip products manufactured by the ODM partner using their facilities. The delay in delivering products on time at a satisfactory level of quality has resulted in difficulties fulfilling our customer orders. As a consequence, our revenues attributable to the sales of our LED chips declined. Our business and reputation could be seriously harmed if the challenges relating to the delay in the transition toward the fabless business model are not resolved soon. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines.

Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives. For example, in the second quarter of fiscal 2016, our new module product successfully moved from sampling stage to mass production and began shipment to customers. We expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect or have to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable for us to recover all or a meaningful part of our investment. In addition, our new products or enhancements may need certifications or require qualifications by our customers or potential customers. However, both of the certification and qualification processes are lengthy and uncertain and may negatively impact our sales and marketing efforts to sell or transition our customers to such new products or enhancements. Furthermore, once introduced, new products may adversely impact sales of our older generation products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results.

Our ability to successfully develop and introduce new products and product enhancements, and the revenues and costs associated with these efforts, are affected by our ability to (i)properly identify customer needs, (ii)prove the feasibility of new products, (iii)price our products competitively and profitably, (iv)accurately predict and control costs and yields associated with manufacturing the products, (v)manufacture and deliver new products timely and in sufficient volume, (vi)assist the customers in qualifying or adopting the new products in a timely manner and (vii)anticipate and compete successfully with competitors. Even if we are successful, if a customer requires certain certifications for or new qualification process of our new products, the time when that customer will actually purchase our products and we will be able to receive revenue from that customer will be significantly delayed.

We may not be able to effectively develop, maintain and expand our sales and distribution channels, which could negatively affect our ability to expand our sales and business and damage our brand reputation.

As part of our strategy, we market and sell our products through third-party distributors in certain markets such as Taiwan, the United States and China (including Hong Kong). We rely on these distributors to service end-customers, and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and revenues from such jurisdictions and damage our brand reputation. If we are unable to effectively develop and expand our distribution channels, or do so in a timely manner, to ensure our products are reaching the appropriate customer base, our sales and results of operations may be adversely impacted. In addition, if we successfully develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver products in the timeline established by our customers. We have attempted to direct our efforts to areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment and placing a greater emphasis on the sale of LED components in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. We are now focused on developing as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. Continual introductions of new products and solutions, services, and enhancement of existing products and services, and effective servicing of customers are key to our competitive strategy. We also work to develop relationships with a select number of our customers to develop relationships which would continue to enhance our component product growth and profitability to complement our strategic focus. Our primary business objective is to provide our customers with a convenient, full-service, one-stop shopping solution for their needs by offering customized design services and high-quality products at good value. These strategies may negatively impact our revenues as we may not be able to develop and expand our customer base and distribution channels in a timely manner, among other reasons.

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

We compete with many LED chip manufacturers and LED packaging manufacturers. With respect to our LED chips and LED components, we primarily compete with Cree, SVC, Everlight, LiteOn, LED Engin, Nichia, Philips (Lumileds), Osram-OS GmbH and Edison. We have a number of competitors that compete directly with us and are much larger than us, including, among others, Cree, Nichia, Philips (Lumileds) and Osram-OS GmbH. Several substantially larger companies, such as Philips (Lumileds) and Osram-OS GmbH, compete against us with a relatively small segment of their overall business. In addition, several large and well-capitalized semiconductor companies, such as Samsung and LG Innotek, have entered into the LED chip and UV market. These potential competitors have extensive experience in developing semiconductor chips, which is similar to the manufacturing process for LED chips and LED packaging. We are also aware of a number of well-funded private companies that are developing competing products. We will also compete with numerous smaller companies entering the market, some of whom may receive significant government incentives and subsidies pursuant to government programs designed to encourage the use of LED lighting and to establish LED-sector companies. For example, the Chinese government subsidizes equipment costs, which enables manufacturers in China to remain price competitive and make it very difficult for foreign companies to compete.

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

LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED components represented 73% and 76% of our revenues for the years ended August 31, 2017 and 2016, respectively. Although revenues attributable to the sale of LED lighting products accounted for more than 5% of our revenues for both the years ended August 31, 2017 and 2016, we expect to continue to generate our revenues mainly from the sales of LED components for the foreseeable future. As such, the continued market acceptance of our LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our business, financial condition and results of operations.

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

We have implemented certain actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In connection with the implementation of our cost and capital expenditure reduction programs, we developed a strategic plan to address areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment and placing a greater emphasis on the sale of LED components in selected markets where pricing pressure is less significant, and pursuing new market opportunities that leverage our core competencies. We continue to monitor prices and, consistent with our existing contractual commitments, may decrease our activity level and capital expenditures further. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility. We also disposed of a certain level of our idle equipment to reduce the excess capacity charges that we have suffered for a few years. In addition, to provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, we reduced our capital expenditures as appropriate. The cost reduction plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and have sold certain patents that we were no longer actively developing and are exploring the opportunities to consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation.

Despite our planning, some cost-cutting and capital expenditure reduction measures could have unexpected negative consequences. As part of our ongoing cost reduction efforts, we may reduce our work force further and experience additional attrition, which may expose us to legal claims against us and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. Furthermore, capital expenditure reduction could adversely impact our future sales. In addition, the consignment negotiation has not materialized, which indicated that the carrying amount of the equipment was not recoverable at the time we performed the impairment assessment. As a result, significant impairment charges for our equipment were recognized during fiscal 2016. While our cost and capital expenditure reduction efforts reduced, or are expected to reduce, our operating costs as well as capital expenditure, we cannot be certain that all efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future. Currently, both our ODM partner and SemiLEDs are required to make significant commitments of resources to the extensive qualification process with chips before the ODM partner is able to ODM vertical chips for us using our vertical technology. However, qualifications of the numerous products have caused and could continue to cause delays sufficient to have a material adverse effect on our operating results.

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

Our gross margins have fluctuated and may continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. The sales of our UV LED embedded components product have successfully improved our gross margin, operating results and cash flows in fiscal 2017. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our UV market, focus on product enhancement and developing our UV LED into many other applications or devices. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

Disclosure requirements under the Dodd-Frank Act relating to “conflict minerals” could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and shareholders.

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

We were incorporated in January 2005 and our first sales of LED chips occurred in November 2005. In the past, we have experienced revenue declines and incurred significant net losses. For the years ended August 31, 2017 and 2016, we incurred significant net losses attributable to SemiLEDs stockholders of $4.1 million and $21.3 million, respectively. Our limited operating history, combined with the rapidly evolving nature of the LED industry in which we compete, may not provide an adequate basis for you to evaluate our operating and financial results and business prospects. In addition, we only have limited insight into emerging trends that may adversely affect our business, prospects and our operating results. As such, our limited operating history may impair our ability to accurately forecast our future performance.

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

Our revenues are highly concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from sales to customers in Taiwan, the United States and China, in the aggregate, accounted for 71% and 79% of the Company’s net revenues for the years ended August 31, 2017 and 2016, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

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

Introduction of new products and manufacturing processes are often characterized by lower yields in the initial commercialization stage. LED chip and component manufacturing is complicated and consists of many layers of complex materials that must interact with each other. In addition, when we introduce new products and processes we often use new chemical solutions and chemical compounds with which we have less experience. We must analyze how the various solutions, compounds and layers of materials interact with each other and perform as parts of the LED chip structure. It takes time for us to analyze the data from our initial manufacturing runs and optimize our processes, and over time we generally achieve higher yield rates as we gain more experience with the product or processes. We have continuously improved and increased our production yields to reduce the per-unit cost of production for our new LED components that incorporate EV or UV LED chips; however, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. In the past, we have experienced difficulties in achieving acceptable yields when introducing new products or new manufacturing processes, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our business.

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

As we continue to operate in the lighting fixtures market, we may face additional competition and our existing customers may reduce orders.

As we continue to operate in the lighting fixtures market and seek to increase our sales of lighting products in the future, we may face competition from fixtures and bulbs manufactured and marketed by other LED lighting fixture companies and from lighting products incorporating incandescent, fluorescent, halogen, ceramic metal halide or other lighting technology. In addition, many of our existing customers who purchase our LED chips and LED components develop and manufacture lighting fixtures using those chips and components. As we continue to operate in that market, our customers may respond by reducing or discontinuing their orders for our products. This could prevent us from growing or even maintaining our revenues from the sale of LED chips and LED components, which would negatively impact our business, financial condition and results of operations.

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

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2017 and 2016, our top ten customers collectively accounted for 69% and 60%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2017 and 2016, sales to our three largest customers, in the aggregate, accounted for 49% and 39% of our revenues, respectively.

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

If Mr. Doan or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them readily or on terms that are reasonable, if at all. As such, the loss of Mr. Doan or other key personnel, including other key members of our management team and certain of our key marketing, sales, product development or technology personnel, could significantly disrupt our operations and prevent the timely achievement of our development strategies and growth, which would likely have an adverse effect on our financial condition, operating results and prospects. Moreover, we may lose some of our customers if any of our officers or key employees were to join a competitor or forma competing company. The loss of the services of our senior management for any reason could adversely affect our business, operating results and financial condition.

In addition, competition for experienced employees in our industry can be intense, and we may not be successful in recruiting, motivating or retaining sufficiently qualified personnel on terms that are reasonable, or at all. Cyclical volatility in our industry and in our business may aggravate this problem. For example, the challenges we faced in recent years relating to loss of market share and a sustained decrease in the market price of our common stock, among others, could impact our ability to attract and retain employees. When consumer demand for our products is reduced or delayed, we expect lower net revenue and reduced profitability. When our stock price declines, our equity incentive awards may lose retention value. In response to such downturns, we may further implement cost reduction actions, including spending controls, forced holidays and company shutdowns, employee layoffs, shortened work-weeks and involuntary salary reductions. Layoffs during an industry downturn could make it more difficult for us to retain key talent and staff members, or to rehire employees should business improve.

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

With respect to the sale of our LED components, a substantial portion of which is used in specialty industrial applications, such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. A majority of our sales are to such end-customers in selected markets. Sales by end-customers of our products are generally dependent on their ability to develop high quality and highly efficient lighting products and require complex designs and processes, including thermal design, optical design and power conversion. We are making a transition to develop as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. Our customer’s timely and successful product development, the success of our customers’ new product introductions and market acceptance could be materially and adversely affected our operating results.

If our intellectual property, including our proprietary technologies and trade secrets, are not adequately protected to prevent misuse or misappropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be materially and adversely affected. In addition, the sale of certain patents increases our business risk.

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

There can be no assurance that the steps we have taken or plan to take in the future are adequate to protect our intellectual property, including our proprietary technologies and trade secrets. We expect to continue to seek patent and trademark protection for our technologies and know-how. However, we will only be able to protect such technologies and know-how from unauthorized use by third parties to the extent that valid, protectable and enforceable rights cover them. We cannot be certain that our patent and trademark applications will lead to patents being issued and registered trademarks being granted in a timely manner, or at all. Even if we are successful in obtaining such rights, the intellectual property laws of other countries in which our products are sold or may in the future be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. For example, China currently is thought to afford less protection to intellectual property rights generally than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability as regards unauthorized disclosure or use of our intellectual property and undermine our competitive position. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in LED-related industries are uncertain and still evolving, both in the United States and in other countries. Moreover, the contractual agreements that we enter into with employees, licensees and third parties to protect our intellectual property and proprietary rights afford only limited protection and may not been forceable.

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

We have also sold certain patents, generally for technology that we are no longer actively developing. While we plan to continue to monetize our patent portfolio through sales of non-core patents, we may not be able to realize adequate interest or prices for those patents. Accordingly, we cannot provide assurance that we will be able to generate revenue from these sales. In addition, although we seek to be strategic in our decisions to sell patents, we might incur reputational harm if a purchaser of our patents sues one of our customers for infringement of the purchased patent, and we might later decide to enter a space that requires the use of one or more of the patents we sold.

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

We are also exposed to liquidity risk in the event of non-performance by the counterparty to the convertible note in the purchase agreement.

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

Our cash position in SemiLEDs Corporation’s bank account has declined significantly. SemiLEDs Corporation has substantial intercompany receivables from Taiwan SemiLEDs. However, we are dependent on Taiwan SemiLEDs’ ability to raise money through the sale of its building or the sale of a portion of its subsidiary and the restructuring of its chip operation to pay back SemiLEDs Corporation. We entered into an agreement in December 2015 with a strategic partner for the potential sale of our headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. As of August 31, 2017, we haven’t received the $1 million due on December 31, 2016. Both parties are in discussions regarding applying the $3 million deposit as partial consideration for the strategic partner to purchase a portion of the equity of one of our subsidiaries and intend to amend the agreement for the sale of the headquarters. However, the investment is subject to the negotiation of a definitive agreement and the approval of the strategic partner’s investment committee. We cannot assure you that we will be able to complete the sale of the building or, alternatively, the sale of a portion of one of our subsidiaries.

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

Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the years ended August 31, 2017 and 2016, 23% and 38%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 11% and 26% of our revenues for the years ended August 31, 2017 and 2016, respectively.

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

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market, including among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share, that a majority of the members of our board of directors are independent under the NASDAQ Listing Rules and that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. Although we are currently in compliance with these requirements, there is no assurance that our common stock will continue to qualify for continued listing on NASDAQ which would materially and adversely impact the market value of our common stock.

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

As of November 13, 2017, 3.5 million shares of common stock were issued and outstanding, including approximately 0.6 million shares of common stock issued in the initial public offering, which are freely tradable without restriction by non-affiliates. Certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliate and persons who have been affiliates in the last three months, would be subject to volume limitations and certain other restrictions under Rule 144, including that we are current in our SEC filings. In general, Rule 144 provides that any of our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we are current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

We have also filed registration statements on Form S-8 under the Securities Act to register approximately 565 thousand shares for issuance pursuant to options or other rights to purchase common stock under our equity incentive plans. These shares can be freely sold in the public market upon issuance and once vested, subject to the applicable plan and/or the agreements entered into with holders of options or other rights to purchase common stock in connection with the issuance of such options or other rights to purchase common stock.

Our directors, executive officers and principal stockholders have substantial control over us and will be able to influence corporate matters.

As of November 13, 2017, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, nearly one-half of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to practically control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following are significant manufacturing and office facilities that we own or lease as of August 31, 2017:

•

We own a five-story building located in Hsinchu Science Park, Taiwan. We occupy approximately 183,700 square feet of the building, and we lease approximately 50,100 square feet of the building to a third party tenant. Approximately 34% of our occupied space in the building is devoted to our manufacturing operations. We lease the land on which the building is situated from the Science Park Administration in Hsinchu. We entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. As of August 31, 2017, we haven’t received the $1 million due on December 31, 2016. Both parties are in discussions regarding applying the $3 million deposit as partial consideration for the strategic partner to purchase a portion of the equity of one of our subsidiaries and intend to amend the agreement for the sale of the headquarters. However, the investment is subject to the negotiation of a definitive agreement and the approval of the strategic partner’s investment committee.

•

Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc, leases a total of approximately 22,000 square feet of manufacturing facilities and office space in Hsinchu Science Park, Taiwan, of which approximately 55% is devoted to manufacturing operations and a total of approximately 16,700 square feet of manufacturing facilities and office space in Luzhu, Taoyuan County, Taiwan, of which approximately 85% is devoted to manufacturing operations. The lease contract will expire by February 28, 2018.

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

On June 21, 2017, Well Thrive filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware (the “Court”). The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to the Purchase Agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. Well Thrive and SemiLEDs jointly filed a Joint Status Report, along with their proposed scheduling order on September 20, 2017 accordingly to the order required by the Court. Both parties are waiting whether the Court adopts the proposals in the proposed scheduling order.

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

Fiscal Year 2016	High	Low
First Quarter (September – November 2015)	$5.74	$3.50
Second Quarter (December 2015 – February 2016)	$4.90	$2.70
Third Quarter (March – May 2016)	$3.60	$1.36
Fourth Quarter (June – August 2016)	$11.35	$1.37

Fiscal Year 2017	High	Low
First Quarter (September – November 2016)	$8.15	$3.33
Second Quarter (December 2016 – February 2017)	$4.95	$3.04
Third Quarter (March – May 2017)	$4.58	$2.00
Fourth Quarter (June – August 2017)	$3.00	$1.61

There were 62 holders of record of our common stock as of November 13, 2017.

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

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2017.

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

We are a holding company for various wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products, and where most of our employees are based.

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

•

Our ability to outsource manufacturing and our ability to get chips from other chip suppliers. Our reliance on our new ODM partner exposes us to a number of significant risks, including reduced control over delivery schedules, quality assurance and production costs, lack of guaranteed production capacity or product supply, and the possible breach of the manufacturing agreement by the contract manufacturer because of factors beyond our control. For example, we and our ODM partner are waiting for the qualification of the chip products manufactured by the ODM partner using their facilities. The delay for delivering products on time at a satisfactory level of quality has resulted in difficulties fulfilling our customer orders. As a consequence, our revenues attributable to the sales of our LED chips declined. If our ODM partner is unable or unwilling to continue to manufacture our products at requested quality, quantity, performance and costs, or in a timely manner, our business and reputation could be seriously harmed. As a result, we would have to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. Our inability to procure chips from other chip suppliers at the desired quality, quantity, performance and cost might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

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

•

General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. The global financial crisis that began in late 2007 caused extreme disruption in the financial markets. Although the disruption in the financial markets moderated thereafter, the global financial markets continue to reflect uncertainty about a sustained economic recovery. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong

Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2017 and 2016, sales to our three largest customers, in the aggregate, accounted for 49% and 39% of our revenues, respectively.

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

•

Declining cash position. Our cash and cash equivalents decreased to $3.6 million as of August 31, 2017 primarily due to the combination of our net cash used in operating activities and payments related to long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring opportunities to sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates— Basis of Presentation— Going Concern” for more information about our liquidity plans.

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

Our customers consist primarily of packagers, ODMs and end‑customers. Our revenues attributable to our ten largest customers accounted for 69% and 60% of our revenues for the years ended August 31, 2017 and 2016, respectively.

Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Net revenues generated from these countries, in the aggregate, accounted for 71% and 79% of our net revenues for the years ended August 31, 2017 and 2016, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

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

Gain on Disposal of Long‑Lived Assets, net. We recognized a gain of $149 thousand and $23 thousand on the disposal of long-lived assets for the year ended August 31, 2017 and 2016, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expense)

Impairment loss on investment. We recognized impairment losses of $0.4 million on our investments in Intematix, that we account for using the cost method during the year ended August 31, 2017 and $0.6 million on our cost method investments in LumenMax and Nanoteco during the year ended August 31, 2016 as a result of other-than-temporary decline in the value of our investments.

Equity in loss from unconsolidated entities. Loss from unconsolidated entities consists of our portion of the income or losses of SILQ. The entity had been accounted for using the equity method of accounting, and as such, we generally recognized our portion of the net income or loss from the entity in our consolidated statements of operations. We report our investment in the entity as investments in unconsolidated entities on our consolidated balance sheets and such investment amounts are initially stated at cost, and subsequently adjusted for our portion of equity in undistributed earnings or losses. As of August 31, 2016, the carrying amount of our investment in SILQ had been reduced to our proportionate share of the net realizable value reported by SILQ. We sold all of our equity interest in SILQ and Nanoteco in November 2016 and February 2017 and recognized a loss on sale of investment of $9 thousand and $2 thousand for the year ended August 31, 2017, respectively.

Interest expenses, net. Interest expenses, net consists of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents deposited with commercial banks in the United States and Taiwan. As of August 31, 2017 and 2016, we had cash and cash equivalents of $3.6 million and $6.0 million, respectively, which consisted of time deposits with initial maturity of greater than three months. Interest expense consists primarily of interest on our long‑term borrowings and/or short‑term lines of credit with certain banks in Taiwan. We had long‑term debt totaling $2.7 million and $2.9 million as of August 31, 2017 and 2016, respectively.

Other income, net. Other income, net consists primarily of favorable settlement of the lawsuit with Mr. Han and rental income from the lease back of second floor of our Hsinchu building to the original owner, net of related depreciation charge, and government subsidy income to our research and development plan.

Foreign currency transaction gain (loss), net. The functional currency for certain of our consolidated and majority owned subsidiaries is in a currency other than U.S. dollars. For example, the functional currency for Taiwan SemiLEDs and certain other subsidiaries, is the NT dollar, and the functional currency for Xuhe Guangdian Co., Ltd. or Shenzhen SemiLEDs, is the Renminbi. Gains or losses on foreign currency transactions are recognized in our consolidated statements of operations as foreign currency transaction gains or losses. Certain purchase contracts for materials, supplies and equipment entered into by these subsidiaries are denominated in currencies other than NT dollars, mainly in U.S. dollars and to a lesser extent Japanese Yen. For our customers outside of Taiwan, these subsidiaries quote prices for our products and bill our customers in U.S. dollars, and record revenues and accounts receivable in NT dollars for such orders at the time of such sale based on our revenue recognition policies. Most of our sales to customers and purchases are on credit. Any changes in the exchange rates between the NT dollar, U.S. dollar, Japanese Yen and other currencies will result in our recognizing foreign currency transaction gains or losses, as the case may be, depending on the movement of the foreign exchange rates from the time when we record revenues and purchases, to the time we receive and make payment. We also have foreign currency transaction gains or losses from cash and cash equivalents held in currencies other than the functional currency of our non‑U.S. subsidiaries that holds such deposits.

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

Taiwan tax treatment. The corporate income tax rate in Taiwan is 17%. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2017 and 2016, we do not expect to pay such taxes on undistributed earnings.

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

As of August 31, 2017, we had total foreign net operating loss carryforwards of $107.8 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will expire in various amounts in future years. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

Inventory Valuation

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence and we write down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers’ demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write‑downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write‑downs may be required that could adversely affect our operating results. Inventory write‑downs totaled $1.5 million for both the years ended August 31, 2017 and 2016. A majority of our inventory write‑downs during the years ended August 31, 2017 and 2016 was related to finished goods and work in process, primarily as a result of obsolescence.

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

Useful Life of Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on property, plant and equipment is calculated using the straight‑line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight‑line method over the shorter of the lease term or the estimated useful life of the asset. We make estimates of the useful life of our property, plant and equipment in order to determine depreciation expense to be recorded each reporting period based on similar assets purchased in the past and our historical experience with such similar assets, as well anticipated technological or market changes. The estimated useful life of our property, plant and equipment directly impacts the timing of when our depreciation expense is recognized. There is significant judgment involved with estimating the useful lives of our property, plant and equipment, and a change in the estimates of such useful lives could cause our depreciation expense in future periods to increase significantly. We made certain changes in the estimates of the useful life and salvage value of our property, plant and equipment to be depreciated in subsequent periods over its remaining estimated useful life at August 31, 2016. Consequently, there was no impact on the consolidated financial statements in fiscal 2016. The impact of the change for fiscal 2017 and afterwards was immaterial.

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

For the year ended August 31, 2017, lower than projected sales of our LED products and lower market capitalization compared to our consolidated net book values again indicated potential impairment of our long‑lived assets. We projected undiscounted future cash flows to analyze potential impairment, based upon a variety of factors, including primarily our continuous efforts to suppress gross loss from chip sales and the cooperation model discussed with our ODM partner and other parties, considering all known trends and uncertainties. The significant assumptions used in determining the estimated undiscounted cash flows for the LED chips and components asset group were revised to reflect the new operation status. Based on the assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value by 49%. Consequently, no asset impairment was recognized during the year ended August 31, 2017.

In fiscal 2016, we continued to experience a decline in revenues and negative gross margins, primarily due to longer than anticipated time for the transition toward the fabless business model, a continued slowdown in demand for our LED products and pricing pressure from intense competition within the LED industry. During the fourth quarter of fiscal 2016, the ODM partner, which just recovered from a serious catastrophic event, expressed its interest in acquiring a portion of the equity of one of our subsidiaries. Although the discussion is in a preliminary stage, management believes the evaluation will take time and may further delay the transition schedule, which caused us to update our long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates developed from prior years. Our market capitalization had also fallen below its consolidated net book value based on the quoted market price of common stock for a sustained period of time. Based on these potential impairment indicators, we evaluated the recoverability of long-lived assets for impairment in fiscal 2016. The carrying amount of the Company’s asset group associated with the manufacture and sale of LED chips and LED components exceeded the expected future net undiscounted cash flows to be generated from this asset group. The Company determined that the fair value of the asset group exceeded its carrying value by $8,635 thousand. The fair value of the asset group was determined, with the assistance of a third party independent valuation, based on the present value of expected future net cash flows discounted at the weighted average cost of capital of 13.4%. The resulting impairment charge that was allocated to the property, plant and equipment and to the intangible assets of the asset group was $7,433 thousand and $1,202 thousand, respectively, for the year ended August 31, 2016.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 31, 2017, the exchange rate was 30.18 NT dollars to one U.S. dollar. On November 13, 2017, the exchange rate was 30.19 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2015	31.08	32.86	29.86	32.50
Fiscal 2016	32.55	33.77	31.19	31.73
Fiscal 2017	30.95	32.30	30.04	30.18
September 2017	30.13	30.38	29.99	30.26
October 2017	30.25	30.44	30.16	30.17
November 2017 (through November 13, 2017)	30.18	30.20	30.17	30.19

(1)	Annual averages calculated from month‑end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following consolidated statement of operations data for the years ended August 31, 2017 and 2016 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2017		2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$9,214	100%	$10,140	100%
Cost of revenues	9,132	99%	15,078	149%
Gross profit (loss)	82	1%	(4,938)	(49)%
Operating expenses:
Research and development	851	9%	2,026	20%
Selling, general and administrative	3,708	40%	4,767	47%
Impairment of long-lived assets	—	—%	8,635	85%
Goodwill impairment	—	—%	55	1%
Employee termination benefits	—	—%	207	2%
Gain on disposals of long-lived assets, net	(149)	(2)%	(23)	(0)%
Total operating expenses	4,410	47%	15,667	155%
Loss from operations	(4,328)	(46)%	(20,605)	(204)%
Other income (expenses):
Impairment loss on investments	(352)	(4)%	(597)	(6)%
Equity in loss from unconsolidated entities	(11)	(0)%	(79)	(1)%
Interest expenses, net	(34)	(0)%	(52)	(0)%
Other income, net	594	6%	85	1%
Foreign currency transaction gain (loss), net	27	0%	(56)	(1)%
Total other income (expenses), net	224	2%	(699)	(7)%
Loss before income taxes	(4,104)	(44)%	(21,304)	(211)%
Income tax expense	—	—	—	—
Net loss	(4,104)	(44)%	(21,304)	(211)%
Less: Net loss attributable to noncontrolling interests	(13)	(0)%	(29)	(0)%
Net loss attributable to SemiLEDs stockholders	$(4,091)	(44)%	$(21,275)	(211)%

Year Ended August 31, 2017 Compared to Year Ended August 31, 2016

	Years Ended August 31,
	2017		2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$358	4%	$797	8%	$(439)	(55)%
LED components	6,738	73%	7,716	76%	(978)	(13)%
Lighting products	1,335	14%	1,466	14%	(131)	(9)%
Other revenues(1)	783	9%	161	2%	622	386%
Total revenues, net	9,214	100%	10,140	100%	(926)	(9)%
Cost of revenues	9,132	99%	15,078	149%	(5,946)	(39)%
Gross profit (loss)	$82	1%	$(4,938)	(49)%	$5,020	(102)%

(1)

Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and the lease of manufacturing as well as research and development facilities.

Revenues, net

Our revenues decreased by 9% from $10.1 million for the year ended August 31, 2016 to $9.2 million for the year ended August 31, 2017. The $0.9 million decrease in revenues reflects a $0.4 million decrease in revenues attributable to sales of LED chips, a $1 million decrease in revenues attributable to sales of LED components, and a $0.1 million decrease in revenues attributable to the sales of lighting products, offset in part by a $0.6 million increase in other revenues.

Revenues attributable to the sales of our LED chips represented 4% and 8% of our revenues for the years ended August 31, 2017 and 2016, respectively. The decrease in revenues attributable to sales of LED chips was the result of a 65% decrease in the volume of LED chips sold, primarily due to our strategic decision to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 73% and 76% of our revenues for the years ended August 31, 2017 and 2016, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower average selling price for the UV LED product, which we particularly focus on within the niche LED markets. The decrease was also a result of lower volume sold for other LED components product, offset in part by a higher average selling price. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Revenues attributable to the sales of lighting products represented 14% of our revenues for both the years ended August 31, 2017 and 2016. The decrease in revenues attributable to the sales of lighting products was due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products.

The increase in other revenues was primarily due to an increase in the lease of manufacturing as well as research and development facilities for the year ended August 31, 2017.

Cost of Revenues

Our cost of revenues decreased by 39% from $15.1 million for the year ended August 31, 2016 to $9.1 million for the year ended August 31, 2017. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment. Inventory write‑downs totaled $1.5 million for both the years ended August 31, 2017 and 2016. A majority of our inventory write‑downs during the years ended August 31, 2017 and 2016 was related to finished goods and work in process, primarily as a result of obsolescence.

Gross Profit (Loss)

Our gross loss decreased from a loss of $4.9 million for the year ended August 31, 2016 to a profit of $82 thousand for the year ended August 31, 2017. Our gross margin percentage was 1% for the year ended August 31, 2017, as compared to negative 49% for the year ended August 31, 2016 as a consequence of the reduction in cost of revenues, as more fully described above.

Operating Expenses

	Years Ended August 31,
	2017		2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$851	9%	$2,026	20%	$(1,175)	(58)%
Selling, general and administrative	3,708	40%	4,767	47%	(1,059)	(22)%
Impairment of long-lived assets	—	—%	8,635	85%	(8,635)	(100)%
Goodwill impairment	—	—%	55	1%	(55)	(100)%
Employee termination benefits	—	—%	207	2%	(207)	(100)%
Gain on disposals of long-lived assets, net	(149)	(2)%	(23)	(0)%	(126)	548%
Total operating expenses	$4,410	47%	$15,667	155%	$(11,257)	(72)%

Research and development. Our research and development expenses decreased from $2.0 million for the year ended August 31, 2016 to $0.9 million for the year ended August 31, 2017. The decrease was primarily due to a $0.2 million decrease in payroll expense and other operating expenses as a result of lower headcount, a $0.6 million decrease in materials and supplies used in research and development, and a $0.3 million decrease in depreciation and amortization expense.

Selling, general and administrative. Our selling, general and administrative expenses decreased from $4.8 million for the year ended August 31, 2016 to $3.7 million for the year ended August 31, 2017. The decrease was mainly attributable to a $0.6 million decrease in payroll and stock based compensation, a $0.2 million decrease in professional service expenses, mainly legal and advisory services and decreases in various other expenses including depreciation and amortization, travel related expenses, rent and advertisement of $0.3 million. We have started and will continue to realize the benefits of operating cost reduction actions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities.

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

Gain on disposal of long‑lived asset, net. We recognized a gain of $149 thousand and $23 thousand, net on the disposal of long-lived assets for the years ended August 31, 2017 and 2016, respectively. Primarily due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Years Ended August 31,
	2017		2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Impairment loss on investments	$(352)	(4)%	$(597)	(6)%
Equity in loss from unconsolidated entities	(11)	(0)%	(79)	(1)%
Interest expenses, net	(34)	(0)%	(52)	(0)%
Other income, net	594	6%	85	1%
Foreign currency transaction gain (loss), net	27	0%	(56)	(1)%
Total other income (expenses), net	$224	2%	$(699)	(7)%

Impairment loss on investment.

We recognized an other-than-temporary impairment loss of $352 thousand on our cost method investment in Intematix for the year ended August 31, 2017 based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on our best estimate of the amount that could be realized from the investment, which considered the latest financial information.

We recognized an other-than-temporary impairment loss of $317 thousand and $280 thousand on our cost method investments in LumenMax and Nanoteco respectively for the year ended August 31, 2016 based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on our best estimate of the amount that could be realized from the investment, which considered the latest financial report and the investee’s plan of liquidation proposed in September 2016.

Equity in loss from unconsolidated entities.

We sold all of our equity interest in SILQ and Nanoteco in November 2016 and February 2017 and recognized a loss on sale of investment of $9 thousand and $2 thousand for the years ended August 31, 2017, respectively.

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

Other income, net. Other income, net increased for the year ended August 31, 2017 as compared to the year ended August 31, 2016, primarily due to the favorable settlement of a lawsuit.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction gain of $27 thousand for the year ended August 31, 2017, primarily due to the appreciation of the NT dollar against the U.S. dollar from expenses payables held by Taiwan SemiLEDs in currency other than the functional currency of the subsidiary, as compared to a net foreign currency transaction loss of $56 thousand for the year ended August 31, 2016, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense (Benefit)

We did not recognize any income tax expense for both the year ended August 31, 2017 and 2016, because although we incurred losses before income tax for most of our subsidiaries for the fiscal year, we provided a full valuation allowance on all deferred tax assets.

As of August 31, 2017 and 2016, we recognized full valuation allowances of $44.4 million and $43.4 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2017 and 2016. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

As of August 31, 2017, we had U.S. federal net operating loss carryforwards of $12.5 million, which will expire in various amounts beginning in our fiscal 2025. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

As of August 31, 2017, we had total foreign net operating loss carryforwards of $107.8 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

Net Loss Attributable to Noncontrolling Interests

	Years Ended August 31,
	2017		2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(13)	(0)%	$(29)	(0)%

We recognized net losses attributable to noncontrolling interests of $13 thousand and $29 thousand for the years ended August 31, 2017 and 2016, respectively, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014. On March 1, 2017, the 93% equity interest subsidiary, Ning Xiang was dissolved. The assets, liabilities and certain employees of Ning Xiang were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Ltd. An amount of $46 thousand was paid for the acquisition of the Ning Xiang non-controlling interests. As a result of this payment, non-controlling interest in the Company was reduced to zero.

Liquidity and Capital Resources

As of August 31, 2017 and 2016, we had cash and cash equivalents of $3.6 million and $6.0 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of November 13, 2017, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.7 million and $2.9 million as of August 31, 2017 and 2016, respectively. These long-term notes carry an interest rates of 1.62%, based on the annual time deposit rate plus a specific spread, as of both August 31, 2017 and 2016, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15‑year term of the note with final payment to occur in May 2024 and, as of August 31, 2017, our outstanding balance on this note payable was approximately $1 million.

•

The second note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of August 31, 2017, our outstanding balance on this note payable was approximately $1.7 million.

Property, plant and equipment pledged as collateral for our notes payable were $4.6 million and $4.7 million as of August 31, 2017 and 2016, respectively.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $4.1 million and $21.3 million during the years ended August 31, 2017 and 2016, respectively. Net cash used in operating activities for the year ended August 31, 2017 was $2.1 million. As of August 31, 2017, we had cash and cash equivalents of $3.6 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation.

Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. However, there can be no assurances that our planned activities will be successful in reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us. Please see “Critical Accounting Policies and Estimates— Basis of Presentation— Going Concern” for more information on our liquidity plans.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10‑K (in thousands):

	Years Ended August 31,
	2017	2016
Net cash used in operating activities	$(2,109)	$(3,439)
Net cash provided by (used in) investing activities	$31	$(535)
Net cash provided by (used in) financing activities	$(369)	$5,320

Cash Flows Used in Operating Activities

Net cash used in operating activities for the years ended August 31, 2017 and 2016 was $2.1 million and $3.4 million, respectively. Cash used in operating activities for the year ended August 31, 2017 was $1.3 million lower, primary attributable to the decrease in cash used to pay for salary-related expenses due to the reduction of employees engaged in manufacturing activities as we restructured our manufacturing operations and normal attrition. In addition, a decrease in cash used to pay for materials and supplies used in production and research and development reflecting the effect of cost reduction. These decreases in cash used in operating activities were offset in part by a decrease in cash collected from customers primarily as a result of lower sales.

Cash Flows Provided By (Used In) Investing Activities

Net cash provided by investing activities for the year ended August 31, 2017 was $31 thousand, consisting primarily of the proceeds from the sales of property, plant and equipment and the sale of investments in SILQ and Nanoteco, offset in part by the purchases of machinery and equipment.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities for the year ended August 31, 2017 was $0.4 million, primarily attributable to the repayments on long-term debt and the payment for the acquisition of noncontrolling interests.

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

Capital Expenditures

We had capital expenditures of $0.2 million and $0.8 million for the years ended August 31, 2017 and 2016, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Off‑Balance Sheet Arrangements

As of August 31, 2017, we did not engage in any off‑balance sheet arrangements. We do not have any interests in variable interest entities.

Accounting Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. This standard will be effective for the Company on September 1, 2018. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on September 1, 2020. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for the Company on September 1, 2019. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has subsequently issued multiple ASUs which amend and clarify the guidance. This standard will be effective for the Company on September 1, 2018. The standard permits the use of either the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. Management has been evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures and expects to use the modified retrospective method. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SemiLEDs Corporation:

We have audited the accompanying consolidated balance sheet of SemiLEDs Corporation and its subsidiaries (the “Company”) as of August 31, 2017, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the accompanying consolidated financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemiLEDs Corporation and its subsidiaries as of August 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

/s/ B F Borgers CPA PC

Lakewood, Colorado

November 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SemiLEDs Corporation:

We have audited the accompanying consolidated balance sheet of SemiLEDs Corporation and subsidiaries (the “Company”) as of August 31, 2016, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended.  In connection with our audit of the consolidated financial statements, we also have audited the accompanying consolidated financial statement schedule II as it pertains to the year ended August 31, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemiLEDs Corporation and subsidiaries as of August 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended August 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying August 31, 2016 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has not generated sufficient net cash flows from operating activities and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG

Taipei, Taiwan (the Republic of China)

November 21, 2016

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,582	$6,030
Accounts receivable (including related parties), net of allowance for doubtful accounts of $815 and $746 as of August 31, 2017 and August 31, 2016, respectively	1,111	900
Inventories	2,946	4,067
Prepaid expenses and other current assets	405	640
Total current assets	8,044	11,637
Property, plant and equipment, net	8,275	8,813
Intangible assets, net	104	44
Investments in unconsolidated entities	992	1,368
Other assets	255	373
TOTAL ASSETS	$17,670	$22,235
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$335	$314
Accounts payable	1,145	1,326
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	5,482	2,761
Total current liabilities	7,462	4,901
Long-term debt, excluding current installments	2,391	2,595
Other liability	—	3,097
Total liabilities	9,853	10,593
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 3,544 shares and 3,517 shares issued and outstanding as of August 31, 2017 and August 31, 2016, respectively	—	—
Additional paid-in capital	175,386	175,384
Accumulated other comprehensive income	3,701	3,398
Accumulated deficit	(171,270)	(167,179)
Total SemiLEDs stockholders’ equity	7,817	11,603
Noncontrolling interests	—	39
Total equity	7,817	11,642
TOTAL LIABILITIES AND EQUITY	$17,670	$22,235

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2017	2016
Revenues, net	$9,214	$10,140
Cost of revenues	9,132	15,078
Gross profit (loss)	82	(4,938)
Operating expenses:
Research and development	851	2,026
Selling, general and administrative	3,708	4,767
Impairment of long-lived assets	—	8,635
Goodwill impairment	—	55
Employee termination benefits	—	207
Gain on disposals of long-lived assets, net	(149)	(23)
Total operating expenses	4,410	15,667
Loss from operations	(4,328)	(20,605)
Other income (expenses):
Impairment loss on investments	(352)	(597)
Equity in loss from unconsolidated entities	(11)	(79)
Interest expenses, net	(34)	(52)
Other income, net	594	85
Foreign currency transaction gain (loss), net	27	(56)
Total other income (expenses), net	224	(699)
Loss before income taxes	(4,104)	(21,304)
Income tax expense	—	—
Net loss	(4,104)	(21,304)
Less: Net loss attributable to noncontrolling interests	(13)	(29)
Net loss attributable to SemiLEDs stockholders	$(4,091)	$(21,275)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(1.16)	$(7.25)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,544	2,934

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2017	2016
Net loss	$(4,104)	$(21,304)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	300	313
Comprehensive loss	$(3,804)	$(20,991)
Comprehensive loss attributable to noncontrolling interests	$(16)	$(31)
Comprehensive loss attributable to SemiLEDs stockholders	$(3,788)	$(20,960)

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2015	2,905	$—	$172,117	$3,083	$(145,904)	$29,296	$70	$29,366
Issuance of common stock for private placement	577	—	2,885	—	—	2,885	—	2,885
Issuance of common stock under equity incentive plans	35	—	—	—	—	—	—	—
Stock-based compensation	—	—	382	—	—	382	—	382
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	315	—	315	(2)	313
Net loss	—	—	—	—	(21,275)	(21,275)	(29)	(21,304)
BALANCE—August 31, 2016	3,517	$—	$175,384	$3,398	$(167,179)	$11,603	$39	$11,642
Issuance of common stock under equity incentive plans	27	—	—	—	—	—	—	—
Stock-based compensation	—	—	25	—	—	25	—	25
Purchase of common shares in Ning Xiang from noncontrolling interests	—	—	(23)	—	—	(23)	(23)	(46)
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	303	—	303	(3)	300
Net loss	—	—	—	—	(4,091)	(4,091)	(13)	(4,104)
BALANCE—August 31, 2017	3,544	$—	$175,386	$3,701	$(171,270)	$7,817	$—	$7,817

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,104)	$(21,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,096	5,526
Goodwill impairment	—	55
Impairment of long-lived assets	—	8,635
Impairment loss on investments	352	597
Stock-based compensation expense	25	382
Bad debt expense	42	125
Provisions for inventory write-downs	1,506	1,542
Equity in loss from unconsolidated entities	11	79
Gain on disposals of long-lived assets, net	(149)	(23)
Changes in :
Accounts receivable, net	(202)	1,042
Inventories	(205)	380
Prepaid expenses and other	351	281
Accounts payable	(191)	(85)
Accrued expenses and other current liabilities	(641)	(671)
Net cash used in operating activities	(2,109)	(3,439)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(150)	(821)
Proceeds from sales of property, plant and equipment	149	357
Payments for development of intangible assets	(25)	(54)
Proceeds from sale of investment	59	—
Other investing activities	(2)	(17)
Net cash provided by (used in) investing activities	31	(535)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	2,885
Repayments of long-term debt	(323)	(1,065)
Acquisition of noncontrolling interests	(46)	—
Other financing activities	—	3,500
Net cash provided by (used in) financing activities	(369)	5,320
Effect of exchange rate changes on cash and cash equivalents	(1)	(124)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,448)	1,222
CASH AND CASH EQUIVALENTS—Beginning of year	6,030	4,808
CASH AND CASH EQUIVALENTS—End of year	$3,582	$6,030
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$47	$60
Cash paid for income taxes	$3	$3
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$217	$257

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2017 and 2016

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

As of August 31, 2017, SemiLEDs had five wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

SemiLEDs’ common stock began trading on the NASDAQ Global Select Market under the symbol “LEDS” on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation —The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company has suffered losses from operations of $4.3 million, $20.6 million and $13.3 million, and used net cash in operating activities of $2.1 million, $3.4 million and $4.5 million for the years ended August 31, 2017, 2016 and 2015, respectively. Gross profit on product sales was $82 thousand for the year ended August 31, 2017 and gross loss was $4.9 million for the year ended August 31, 2016. Further, at August 31, 2017, the Company’s cash and cash equivalents was down to $3.6 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

The Company entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. As of August 31, 2017, the Company hasn’t received the $1 million due on December 31, 2016. Both parties are in discussions regarding applying the $3 million deposit as partial consideration for the strategic partner to purchase a portion of the equity of one of the Company’s subsidiaries and intend to amend the agreement for the sale of the headquarters. However, the investment is subject to the negotiation of a definitive agreement and the approval of the strategic partner’s investment committee.

•

The Company is suppressing the gross loss from chip sales by moving toward a fabless business model through an agreement with an ODM partner entered into on December 31, 2015. The Company is continuously restructuring its chips manufacturing operation. The Company expects to purchase chips from the strategic partner and follow the best process to combine the Company’s technology with the strategic partner’s production process.

•

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

•

Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. Steady growth of module product and the continued commercial sales of its UV LED product are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focused on product enhancement and developing its LED product into many other applications or devices.

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

While the Company's management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months after the date that the financial statements are issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These consolidated financial statements and financial statement schedule do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation —The consolidated financial statements include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

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

Use of Estimates— The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the preparation of the Company’s consolidated financial statements on the basis that the Company will continue as a going concern, the collectibility of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock‑based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment, intangible assets and investments in unconsolidated entities, the fair value of acquired tangible and intangible assets, income tax uncertainties, provision for potential litigation costs and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

Certain Significant Risks and Uncertainties— The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it has incurred significant losses over the past few years, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to grow its revenue and/or maintain or increase its margins, it may experience fluctuations in its revenues and operating results, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

Concentration of Supply Risk— Some of the components and technologies used in the Company’s products are purchased and licensed from a limited number of sources and some of the Company’s products are produced by a limited number of contract manufacturers. The loss of any of these suppliers and contract manufacturers may cause the Company to incur transition costs to another supplier or contract manufacturer, result in delays in the manufacturing and delivery of the Company’s products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of such suppliers and contract manufacturers for the fulfillment of its customer orders. Any failure of such suppliers and contract manufacturers to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products or satisfy customers’ orders, which could adversely affect the Company’s business, financial position, results of operations and cash flows.

Concentration of Credit Risk— Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2017 and 2016, cash and cash equivalents of the Company consisted of the following (in thousands):

	August 31,
Cash and Cash Equivalents by Location	2017	2016
United States;
Denominated in U.S. dollars	$109	$945
Taiwan;
Denominated in U.S. dollars	2,350	3,580
Denominated in New Taiwan dollars	81	738
Denominated in other currencies	646	481
China (including Hong Kong);
Denominated in U.S. dollars	7	8
Denominated in Renminbi	389	277
Denominated in H.K. dollars	—	1
Total cash and cash equivalents	$3,582	$6,030

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

Customers that accounted for 10% or more of the Company’s total net accounts receivable as of August 31, 2017 and 2016 consist of the following:

	August 31,
Customers	2017	2016
Customer A	53%	37%
Customer B	5%	24%
Customer C	24%	—%

The customers accounted for 10% or more of the Company’s total net revenues for the years ended August 31, 2017 and 2016, as follows (in thousands, except percentages):

	Years Ended August 31,
	2017		2016
		% of		% of
Customers	Amount	Revenues	Amount	Revenues
Customer A	$3,430	36%	$2,334	23%
Customer D	—	—%	1,100	11%

Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

As of August 31, 2017 and 2016, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2017	2016
Cash;
Cash and demand deposits	$3,564	$6,013
Cash equivalents;
Money market funds	18	17
Total cash and cash equivalents	$3,582	$6,030

Foreign Currency— The Company’s subsidiaries use the local currency as their functional currency. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive income (loss) within equity. Income and expense accounts are translated at average exchange rates during the period. Any gains and losses from transactions denominated in foreign currencies are recognized in the consolidated statements of operations as a separate component of other income (expense).

Inventories— Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. Provisions for inventory write‑downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped.

Property, Plant and Equipment— Property, plant and equipment are stated at cost less accumulated depreciation, amortization and impairment. Depreciation on property, plant and equipment is calculated using the straight‑line method over the estimated useful lives, less estimated salvage values of the assets. Leasehold improvements are amortized using the straight‑line method over the shorter of the lease term or estimated useful life of the asset.

The estimated useful lives of property, plant and equipment are as follows:

Buildings and improvements	5 to 20	years
Machinery and equipment	1 to 10	years
Leasehold improvements	2 to 15	years
Other equipment	2 to 6	years

Major Maintenance Activities— The Company incurs maintenance costs on its major equipment. Repair and maintenance costs are expensed as incurred.

Intangible Assets— Intangible assets consist of patents, trademarks and acquired technology. Intangible assets are initially recognized at their respective acquisition costs. All of the Company’s intangible assets have been determined to have finite useful lives and are, therefore, amortized using the straight‑line method over their estimated useful lives:

Patents and trademarks	5 to 25	years
Acquired technology	5	years

Impairment of Long‑Lived Assets— Management evaluates the Company’s long‑lived assets, excluding goodwill, that consist of property, plant and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the asset over the estimated fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third‑party independent appraisers, as considered necessary.

During the year ended August 31, 2016, the Company recognized total impairment charges of $8,635 thousand of which $7,433 thousand pertained to property, plant and equipment and $1,202 thousand pertained to intangible assets, see Notes 3 and 13 for further details. No impairment charge was recognized in the year ended August 31, 2017.

Recovery of Investments in Unconsolidated Entities —Management evaluates the recoverability of the carrying amount of the Company’s equity investments accounted for using the equity method and cost method when there is an indication of potential impairment. If the estimated realizable value of an equity investment falls below its carrying amount and management determines that this shortfall is other‑than‑temporary, the carrying amount of such investment is written down to its estimated realizable value. In determining whether a decline in value is other‑than‑temporary, management considers the length of time and the extent to which such value has been less than the carrying amount, the financial condition and prospects of the investee, and the Company’s ability and intent to retain the equity investment for a period of time sufficient to allow for any anticipated recovery in value.

During the year ended August 31, 2017 and 2016, the Company recognized an other-than-temporary impairment loss of $352 thousand and $597 thousand, respectively, on its investments. See Note 4 for further details.

Income Taxes —The Company accounts for income taxes under the asset and liability method. As part of the process of preparing the consolidated financial statements, the Company estimates its income taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from differing accounting treatment for items such as accruals and allowances that are not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or when operating loss or tax credit carryforwards are utilized. Accordingly, realization of the deferred tax assets is dependent on the Company’s ability to earn future taxable income against which these deductions, losses and credits can be utilized. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the Company’s deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period the change in the tax law was enacted.

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

Stock‑based Compensation —Compensation costs related to employee stock options and restricted stock units are based on the fair value of the options and stock units on the date of grant, net of estimated forfeitures. The Company determines the grant date fair value of the options using the Black‑Scholes option‑pricing model. The related stock‑based compensation expense is generally recognized on a straight‑line basis over the period in which an employee is required to provide service in exchange for the options and stock units, or the vesting period of the respective options and stock units.

Research and Development Costs —Research and development costs are expensed as incurred. Research and development costs are presented as a separate line item in the consolidated statements of operations.

Advertising Costs —Advertising costs are expensed as incurred. Advertising costs totaled $3 thousand and $22 thousand for the years ended August 31, 2017 and 2016, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Reporting —The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended August 31, 2017 and 2016, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280‑10‑50‑1, “Segment Reporting.”

Shipping and Handling Costs — The Company includes costs from shipping and handling within cost of revenues in the period in which they are incurred.

Revenue Recognition — The Company recognizes revenues on sales of its products when persuasive evidence of an arrangement exists, the price is fixed or determinable, ownership and risk of loss has transferred and collection of the sales proceeds is probable. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non‑conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company’s warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

Accounts Receivable —Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Charges to bad debt expense were $42 thousand and $125 thousand during the years ended August 31, 2017 and 2016, respectively.

Net Income (Loss) Per Share of SemiLEDs Common Stock —Basic net income (loss) per share is computed by dividing net income (loss) attributable to SemiLEDs stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) attributable to SemiLEDs stockholders is determined by allocating undistributed earnings as if all of the earnings for the period had been distributed. Diluted net income (loss) per share is computed by using the weighted‑average shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and unvested restricted stock units using the treasury stock method.

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

Years Ended
August 31, 2017
Net loss attributable to SemiLEDs stockholders	$(4,091)
Transfers to noncontrolling interests:
Decrease in SemiLEDs additional paid in capital for purchase of common shares in Ning Xiang	(23)
Change from net loss attributable to SemiLEDs stockholders and transfer to noncontrolling interests	$(4,114)

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

•

Level 2 Inputs: Other than quoted prices included in Level1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

See Note 13 for further details.

Reclassifications —Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

3.	BALANCE SHEET COMPONENTS

Inventories

Inventories as of August 31, 2017 and 2016 consist of the following (in thousands):

	August 31,
	2017	2016
Raw materials	$885	$1,400
Work in process	758	700
Finished goods	1,303	1,967
Total	$2,946	$4,067

Inventory write‑downs to estimated net realizable values for the years ended August 31, 2017 and 2016 were $1,506 thousand and $1,542 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment as of August 31, 2017 and 2016 consist of the following (in thousands):

	August 31,
	2017	2016
Buildings and improvements	$13,891	$12,822
Machinery and equipment	42,562	41,065
Leasehold improvements	238	213
Other equipment	2,311	2,198
Construction in progress	321	812
Total property, plant and equipment	59,323	57,110
Less: Accumulated depreciation and amortization	(51,048)	(48,297)
Property, plant and equipment, net	$8,275	$8,813

Depreciation expense was $1,081 thousand and $5,288 thousand for the years ended August 31, 2017 and 2016, respectively.

During the fourth quarter of fiscal 2016, the ODM partner, which just recovered from a serious catastrophic event, expressed its interest on acquiring a portion of the equity of one of the Company’s subsidiaries. Although the discussion is in a preliminary stage, the management believes the evaluation will take time and may further delay the transition schedule, which caused the Company to update long-term financial forecasts, which reflected lower estimated near-term and longer-term revenues and profitability compared to estimates developed from prior years. The Company’s market capitalization had also fallen below its consolidated net book value based on the quoted market price of common stock for a sustained period of time. Based on these potential impairment indicators, management evaluated the recoverability of the Company’s long-lived assets for impairment in fiscal 2016. The carrying amount of the Company’s asset group associated with the manufacture and sale of LED chips and LED components exceeded the expected future net undiscounted cash flows to be generated from this asset group. The Company determined that the fair value of the asset group exceeded its carrying value by $8,635 thousand. The fair value of the asset group was determined, with the assistance of a third party independent valuation, based on the present value of expected future net cash flows discounted at the weighted average cost of capital of 13.4%. The resulting impairment charge that was allocated to the property, plant and equipment of the asset group was $7,433 thousand for the year ended August 31, 2016.

Property, plant and equipment pledged as collateral for the Company’s notes payable were $4.6 million and $4.7 million as of August 31, 2017 and 2016, respectively.

Intangible Assets

Intangible assets as of August 31, 2017 and 2016 consist of the following (in thousands):

	August 31, 2017
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$574	$470	$104
Acquired technology	5	503	503	—
Total		$1,077	$973	$104

	August 31, 2016
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$487	$443	$44
Acquired technology	5	479	479	—
Total		$966	$922	$44

Amortization expense was $15 thousand and $238 thousand for the years ended August 31, 2017 and 2016, respectively.

No impairment charge was recognized in the year ended August 31, 2017. In the fourth quarter of fiscal 2016, in conjunction with the asset group impairment test discussed further above, management determined the intangible assets of the Company’s associated with the manufacture and sale of LED chips and LED components, which consists primarily of patents, trademarks and acquired technology are part of that asset group. The asset group impairment was also allocated to these intangible assets and consequently the Company recognized an impairment charge of $1,202 thousand during the year ended August 31, 2016 on these intangible assets.

The estimated future amortization expense for the Company’s intangible assets as of August 31, 2017 is as follows (in thousands):

Years Ending August 31,	Total
2018	$9
2019	9
2020	9
2021	9
2022	9
Thereafter	59
Total	$104

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of August 31, 2017 and 2016 consist of the following (in thousands):

	August 31,
	2017	2016
Advance receipts from sale of our headquarters building	$3,256	$—
Accrued compensation and benefits	1,348	1,283
Accrued business expenses	241	305
Customer deposits	215	245
Accrued professional service fees	118	223
Advance receipts	—	250
Other (individually less than 5% of total accrued expenses and other current liabilities)	304	455
Total	$5,482	$2,761

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2017 and 2016 consist of the following (in thousands, except percentages):

	August 31, 2017		August 31, 2016
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	—%	$—	33%	$50
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	992	Various	1,318
Total investments in unconsolidated entities		$992		$1,368

There were no dividends received from unconsolidated entities through August 31, 2017.

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

Cost Method Investments

The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In February 2017, the Company sold all Nanoteco shares owned to the other investor for a cash consideration of $18 thousand and recognized a loss on sale of investment of $2 thousand. The Company recognized an other-than-temporary impairment loss of $352 thousand on our cost method investments in Intematix for the year ended August 31, 2017 based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information.

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

5.	INDEBTEDNESS

Long‑term Debt

Long‑term debt as of August 31, 2017 and 2016 consist of the following loans with a bank (in thousands):

	August 31,
	2017	2016
First note payable	$1,019	$1,105
Second note payable	1,707	1,804
Total long-term debt	2,726	2,909
Less: Current installments	(335)	(314)
Total long-term debt, excluding current installments	$2,391	$2,595

The long‑term notes in the table above carry an interest rates of 1.62% as of August 31, 2017 and 2016, are payable in monthly installments, and are secured by the Company’s property, plant and equipment. The interest rates are based on the annual time deposit rate plus a certain spread. The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15‑year term of the note with final payment to occur in May 2024. The second note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15‑year term of the note with final payment to occur in December 2025. The notes do not have prepayment penalties or balloon payments upon maturity of the notes.

The scheduled principal payments for the Company’s long‑term debt as of August 31, 2017 consist of the following (in thousands):

Scheduled
Principal
Years Ending August 31,	Payments
2018	$337
2019	342
2020	348
2021	354
2022	359
Thereafter	986
Total	$2,726

6.	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancellable leases that expire at various dates between February 2018 and December 2020. As of August 31, 2017 and 2016, the Company maintained outstanding deposits for these leases in the amount of $87 thousand and $83 thousand, respectively, which are included other long‑term assets in the accompanying consolidated balance sheets. Lease expense related to these operating leases was $454 thousand and $462 thousand for the years ended August 31, 2017 and 2016, respectively. Lease expense is recognized on a straight‑line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of August 31, 2017 consist of the following (in thousands):

Operating
Years Ending August 31,	Leases
2018	$319
2019	96
2020	96
2021	32
2022	—
Thereafter	—
Total	$543

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.5 million as of both August 31, 2017 and 2016.

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

On June 21, 2017, Well Thrive filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to the Purchase Agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company has retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. Well Thrive and the Company jointly filed a Joint Status Report, along with their proposed scheduling order on September 20, 2017 accordingly to the order required by the Court. Both parties are waiting whether the Court adopts the proposals in the proposed scheduling order.

Except as described above, as of August 31, 2017, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 521 thousand shares was reserved for issuance under the 2010 Plan as of both August 31, 2017 and 2016. As of August 31, 2017 and 2016, there were 254 thousand and 255 thousand shares of common stock available for future issuance under the equity incentive plans.

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

Stock‑based Compensation Expense

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs’ common stock as part of an employment agreement related to the Company’s acquisition of SBDI (later on renamed as TSLC Corporation). A summary of the stock-based compensation expense for the years ended August 31, 2017 and 2016 are as follows (in thousands):

	Years Ended August 31,
	2017	2016
Cost of revenues	$48	$91
Research and development	12	40
Selling, general and administrative	(35)	251
	$25	$382

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

There was no recognized stock-based compensation tax benefit for the years ended August 31, 2017 and 2016, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2017 and 2016.

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

A summary of the option activity and changes for the years ended August 31, 2017 and 2016 is presented below:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2015	22	$107.14	4.1	$—
Granted	—	—
Forfeited	(8)	106.69
Exercised	—	—
Outstanding—August 31, 2016	14	$107.40	3.6	$1
Granted	—	—
Forfeited	(2)	63.75
Exercised	—	—
Outstanding—August 31, 2017	12	$116.10	3.0	$—
Vested and expected to vest—August 31, 2017	12	$116.10	3.0	$—
Exercisable—August 31, 2017	12	$116.10	3.0	$—

As of August 31, 2017 and 2016, unrecognized compensation costs related to unvested stock options were nil.

Restricted Stock Units Awards

The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2017 and 2016 is presented below:

		Weighted-
	Number of	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
	(In thousands)
Outstanding—September 1, 2015	119	$12.68
Granted	8	3.40
Vested	(35)	16.61
Forfeited	(30)	11.75
Outstanding—August 31, 2016	62	$9.83
Granted	5	3.18
Vested	(26)	10.16
Forfeited	(25)	9.75
Outstanding—August 31, 2017	16	$7.33

As of August 31, 2017 and 2016, unrecognized compensation cost related to unvested restricted stock unit awards of $0.1 million and $0.3 million, respectively, is expected to be recognized over a weighted average period of 0.93 years and 1.35 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9.	NET LOSS PER SHARE OF COMMON STOCK

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti‑dilutive (in thousands of shares):

	Years Ended August 31,
	2017	2016
Stock units and stock options to purchase common stock	10	28

10.	INCOME TAXES

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

The Company’s loss before income taxes for the years ended August 31, 2017 and 2016 consist of the following (in thousands):

	Years Ended August 31,
	2017	2016
U.S. operations	$(628)	$(973)
Foreign operations	(3,476)	(20,331)
Loss before income taxes	$(4,104)	$(21,304)

Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes for the years ended August 31, 2017 and 2016 as a result of the following (in thousands):

	Years Ended August 31,
	2017	2016
Computed “expected” income tax benefit	$(1,396)	$(7,243)
Foreign tax rate differential	337	2,078
Valuation allowance	1,036	5,097
Other	23	68
Income tax expense	$—	$—

Net deferred tax assets (liabilities) as of August 31, 2017 and 2016 consist of the following (in thousands):

	August 31,
	2017	2016
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,179	$1,659
Allowance for doubtful accounts	161	155
Accruals and other	86	196
Property, plant and equipment	3,604	4,126
Stock-based compensation	615	609
Investments in unconsolidated entities	5,557	5,560
Net operating loss carryforwards	22,741	21,396
Net operating loss carryforwards-undistributed earnings tax	10,486	9,679
Total gross deferred tax assets	44,429	43,380
Less: Valuation allowance	(44,429)	(43,380)
Deferred tax assets, net of valuation allowance	$—	$—

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

As of August 31, 2017, unused net operating loss carryforwards were as follows (in thousands):

	August 31,	Expiration
	2017	Year
U.S. federal net operating loss carryforwards	$12,490	2025-2037
Foreign net operating loss carryforwards (expiring over the next 5 years)	21,950	2018-2022
Foreign net operating loss carryforwards (expiring in more than 5 years)	85,810	2023-2027
Foreign net operating loss carryforwards (indefinite life)	116,512	—
Total unused net operating loss carryforwards and income tax credits	$236,762

Unrecognized Tax Benefits

As of both August 31, 2017 and 2016, the Company had no unrecognized tax benefits.

The Company files income tax returns in the United States federal and certain foreign jurisdictions. The tax years 2005 through 2016 remain open in most jurisdictions, and previously filed in various U.S. states. Below is a summary of open tax years by major tax jurisdiction:

Open
Tax Year
U.S. federal	2005-2016
U.S. state	2005-2014
Foreign—Taiwan	2016

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

12.	PRODUCT AND GEOGRAPHIC INFORMATION

Revenues by products for the years ended August 31, 2017 and 2016 are as follows (in thousands):

	Years Ended August 31,
	2017	2016
LED chips	$358	$797
LED components	6,738	7,716
Lighting products	1,335	1,466
Other(1)	783	161
Total	$9,214	$10,140

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2017 and 2016 (in thousands):

	Years Ended August 31,
	2017	2016
United States	$4,469	$4,157
Taiwan	1,114	1,190
Netherlands	750	706
France	716	21
China	560	1,375
Germany	507	523
Hong Kong	440	1,287
Other (individually less than 5% of total net revenues)	658	881
Total	$9,214	$10,140

Tangible Long‑Lived Assets

Substantially all of the Company’s tangible long‑lived assets are located in Taiwan.

13.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of August 31, 2017 and 2016 (in thousands):

	August 31, 2017		August 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$3,582	$3,582	$6,030	$6,030
Receivables (including related parties)	1,111	1,111	900	900
Other assets (non-derivatives)	506	506	643	643
Financial liabilities:
Payables (including related parties)	$3,835	$3,835	$4,552	$4,552
Long-term debt (including current installments)	2,726	2,708	2,909	2,889

The fair values of the financial instruments shown in the above table as of August 31, 2017 and 2016 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.

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

The following table presents assets that were measured at fair value on a nonrecurring basis as of August 31, 2017 and 2016 (in thousands):

August 31, 2017
Quoted
prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Fair	assets	inputs	inputs	Total
	value	(Level 1)	(Level 2)	(Level 3)	loss
Investment in non-marketable equity security—Intematix	$62	$—	$—	$62	$352

	August 31, 2016
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Fair	assets	inputs	inputs	Total
	value	(Level 1)	(Level 2)	(Level 3)	losses
Long-lived assets	$9,660	$—	$—	$9,660	$8,635
Goodwill	—	—	—	—	55
Investment in non-marketable equity security—Nanoteco and LumenMax	20	—	—	20	597
Total	$9,680	$—	$—	$9,680	$9,287

The asset group associated with the manufacture and sale of LED chips and LED components with a carrying amount of $18.3 million at August 31, 2016 was written down to its fair value of $9.7 million, resulting in an impairment charge of $8,635 thousand on property, plant and equipment and intangible assets for the year ended August 31, 2016. Management determined the fair value of the asset group based on the present value of expected future net cash flows discounted at the weighted average cost of capital of 13.4%. Management developed the expected future net cash flows based on company-specific assumptions established using historical data and internally developed estimates as part of the Company’s long-term planning process, and adjusted them as appropriate to take into account the highest and best use of the long-lived assets from the perspective of market participants in measuring fair value of the asset group.

An impairment loss on the Company’s investment in Intematix, Nanoteco and LumenMax was recognized based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on management’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. Management believes the estimated recoverable value reflected the exit price from a market participant’s perspective at August 31, 2017 and 2016.

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

Property, plant and equipment with a carrying amount of $16.1 million was written down to its relative fair value of $8.7 million, resulting in an impairment charge of $7.4 million for the year ended August 31, 2016. Intangible assets with a carrying amount of $1.2 million was written down to its relative fair value of $44 thousand, resulting in an impairment charge of $1.2 million for the year ended August 31, 2016. Management determined the fair value of the asset group based on the present value of estimated future net cash flows discounted at the weighted average cost of capital of 13.4%. Management developed the expected future net cash flows based on company-specific assumptions established using historical data and internally developed estimates as part of the Company’s long-term planning process, and adjusted them as appropriate to take into account the highest and best use of the long-lived assets from the perspective of market participants in measuring fair value.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly statement of operations data for each of the years ended August 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended
	November 30,	February 28,	May 31,	August 31,	Fiscal
	2016	2017	2017 (1)	2017	2017
Revenues, net	$2,702	$1,830	$2,111	$2,571	$9,214
Cost of revenues	2,586	1,823	2,297	2,426	9,132
Gross profit (loss)	116	7	(186)	145	82
Operating expenses	1,219	1,136	1,103	952	4,410
Loss from operations	(1,103)	(1,129)	(1,289)	(807)	(4,328)
Net loss attributable to SemiLEDs stockholders	$(690)	$(1,142)	$(1,586)	$(673)	$(4,091)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.20)	$(0.32)	$(0.45)	$(0.19)	$(1.16)

(1)	Results for the third quarter of fiscal 2017 include impairment charge of $352 thousand pertained to cost method investment.

	Three Months Ended
	November 30,	February 29,	May 31,	August 31,	Fiscal
	2015	2016	2016	2016 (2)	2016
Revenues, net	$2,963	$2,916	$2,378	$1,883	$10,140
Cost of revenues	4,407	3,711	3,828	3,132	15,078
Gross loss	(1,444)	(795)	(1,450)	(1,249)	(4,938)
Operating expenses	1,688	1,975	1,691	10,313	15,667
Loss from operations	(3,132)	(2,770)	(3,141)	(11,562)	(20,605)
Net loss attributable to SemiLEDs stockholders	$(3,312)	$(2,539)	$(3,253)	$(12,171)	$(21,275)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(1.14)	$(0.87)	$(1.11)	$(4.07)	$(7.25)

(2)

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

As a holding company, dividends received from SemiLEDs’ subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2017	2016
ASSETS
Cash and cash equivalents	$109	$945
Prepaid expenses and other current assets	4,014	3,548
Total current assets	4,123	4,493
Intangible assets, net	2	2
Investments in subsidiaries	4,259	7,441
Investments in unconsolidated entities	62	434
TOTAL ASSETS	$8,446	$12,370
LIABILITIES AND EQUITY
Advance receipt toward the convertible note	$500	$500
Accrued expenses and other current liabilities	129	267
Total current liabilities	629	767
Total equity	7,817	11,603
TOTAL LIABILITIES AND EQUITY	$8,446	$12,370

SemiLEDs had no contingencies, long‑term obligations and guarantees as of August 31, 2017 or August 31, 2016.

	Years Ended August 31,
Condensed Statements of Operations	2017	2016
Operating expenses:
Selling, general and administrative	$736	$691
Loss from operations	(736)	(691)
Other income (expenses):
Impairment loss on investments	(352)	(280)
Equity in losses from subsidiaries, net	(3,464)	(20,302)
Interest income	0	0
Other income (expenses), net	461	(2)
Total other expenses, net	(3,355)	(20,584)
Net loss	$(4,091)	$(21,275)

	Years Ended August 31,
Condensed Statements of Cash Flows	2017	2016
Net cash provided by (used in):
Operating activities	$(854)	$(727)
Investing activities	18	(2,600)
Financing activities	—	3,385
Net increase (decrease) in cash and cash equivalents	(836)	58
Cash and cash equivalents at beginning of year	945	887
Cash and cash equivalents at end of year	$109	$945

16.	SUBSEQUENT EVENT

On June 21, 2017, Well Thrive filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware (the “Court”). The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. Well Thrive and SemiLEDs jointly filed a Joint Status Report, along with their proposed scheduling order on September 20, 2017 accordingly to the order required by the Court. Both parties are waiting whether the Court adopts the proposals in the proposed scheduling order.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of August 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control— Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Trung T. Doan, 59, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012. Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea. In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc. Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems within the past five years. Mr. Doan also previously served as a director of Dolsoft Corporation, a privately held software company, as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems. Mr. Doan holds a bachelor of science degree in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a master of science degree in chemical engineering from the University of California, Santa Barbara. Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in‑depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

Dr. Edward Kuan Hsiung Hsieh, 65, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and Internet networks company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. He also served as Chairman of International Christian Goodwill within the past five years. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara and a doctor of philosophy degree in electrical engineering from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching master of business administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start‑up companies.

Scott R. Simplot, 71, has served as a director since March 2005. Mr. Simplot has been Chairman of the board of directors and a director of J.R. Simplot Company since May 2001 and August 1970, respectively. Mr. Simplot holds a bachelor of science degree in business from the University of Idaho and a master of business administration degree from the University of Pennsylvania. Mr. Simplot became a director on our Board as part of his duties as the Chairman of the board of J.R. Simplot Company, the 100% owner of Simplot Taiwan, Inc., which was entitled to designate two members of our board of directors in connection with J.R. Simplot Company’s investment in our Series A convertible preferred stock. Our Board has determined that Mr. Simplot should serve as a director based on the extensive knowledge and insight he brings to our Board from his experience serving as Chairman and holding a variety of management positions at a large private company and serving on the boards of directors of companies in a variety of industries.

Walter Michael Gough, 63, has served as a director since April 2016. Mr. Gough has led Gough and Associates, a firm that specializes in financial consulting for domestic and international companies since 2005. He is also a tenured faculty member in Accounting and Business at DeAnza College in Cupertino, California where he has taught since 1985. From June 2000 to June 2004, he was Chief Financial Officer and Financial Consultant at Nu Tool Inc., a semiconductor equipment manufacturer. From 1995 through 1999, he was a founding member and Chief Financial Officer of Invest In Yourself, LLC; an organization that provided consulting for professional sports franchises. Prior to teaching and consulting, Mr. Gough was a financial analyst and contracts manager at Watkins-Johnson Company, a high technology electronics firm. Before Watkins-Johnson, Mr. Gough worked for Kidder Peabody, an investment banking firm. He holds MBA and BA degrees (cum laude) from Santa Clara University, and a Masters in English from Notre Dame de Namur University. Our Board has determined that Mr. Gough should serve on our Board based on his experience as a consultant to technology companies in both the United States and Taiwan, his prior experience as a chief financial officer of several companies, and his expertise in accounting and finance.

Roger Lee, 59, has served as a director since August 2017. Mr. Lee has more than 30 years of semiconductor experience and leadership. He has been the President and CEO of TF Semiconductor Solutions (TFSS) since August 2014. Prior to becoming the CEO of TFSS, Mr. Lee served as world-wide COO and Interim President & CEO of Telefunken Semiconductors located in Roseville, California and Heilbronn, Germany from May 2011 to July 2014. Mr. Lee began his career as an engineer for Texas Instruments. During his career, Mr. Lee has served on numerous boards and held a variety of executive and senior-level positions for several companies, including senior vice president of SMIC. Previously, he co-founded the SMIC-Toppan JV (TSES) where he served as its vice chairman of its Board of Directors, and had held several senior management positions, including senior fellow and head of flash memory at Micron Technology and was instrumental to the development of Micron’s flash memory program. More recently, he was COO and a board member of Founder Microelectronics, Inc. in Shenzhen, China where he was responsible for overall company operations, including fab manufacturing, sales and marketing, facilities, and R&D operations. Mr. Lee earned his Bachelor’s degree and Master’s degree in Electrical Engineering from Iowa State University. Our Board has determined that Mr. Lee should serve on our Board based on his experience with technology companies and other organizations in both the United States and China.

Executive Officers

In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers as of November 13, 2017 consisted of the following:

Christopher Lee, 46, has served as our Chief Financial Officer since September 2015. From November 21, 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of the Company. Mr. Lee joined SemiLEDs in September 2014. Mr. Lee has over 20 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self‑employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate. During fiscal year 2017, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

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

Nominating
and Corporate
Name	Audit	Compensation	Governance
Dr. Edward Kuan Hsiung Hsieh	Chair	✓
Walter Michael Gough	✓
Roger Lee	✓
Scott R. Simplot		Chair	Chair
Number of Committee Meetings Held in Fiscal Year 2017	4	3	3

Audit Committee

Our Audit Committee is responsible for, among other things:

•	reviewing and approving the selection of our independent auditors, and approving the audit and non‑audit services to be performed by our independent auditors;
•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•	reviewing the adequacy and effectiveness of our internal control policies and procedures;
•	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year‑end operating results; and
•	preparing the Audit Committee Report that the SEC requires in our annual proxy statement.

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

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board held five meetings in fiscal year 2017. We expect each director to attend every meeting of the Board and the committees on which he or she serves, and encourage them to attend the annual stockholders’ meeting. All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal year 2017 and all continuing directors attended the 2017 annual meeting of stockholders.

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

Communications from Stockholders and Other Interested Parties to Directors

The Board recommends that stockholders and other interested parties initiate communications with the Board, any committee of the Board or any individual director in writing to the attention of our Corporate Secretary at our principal executive office at 3F, No.11 Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C. This process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The Board has instructed our Corporate Secretary to review such correspondence and, at his discretion, not to forward items if he deems them to be of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2017 all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a), except for Unify Investment Limited , which has not filed a Form 3 to report that it beneficially owns more than 10% of our common stock.

Item 11. Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

This executive compensation section discloses the compensation awarded to or earned by our “named executive officers” during fiscal years 2016 and 2017. Trung T. Doan, our CEO, was the only executive officer whose total compensation exceeded $100,000 during fiscal years 2016 and 2017.

We held our last non‑binding advisory vote regarding compensation of our named executive officers at 2016 Annual Meeting of Stockholders and expect to hold our next vote at our 2018 Annual Meeting of Stockholders.

Summary Compensation Table

The following table sets forth all of the compensation earned by named executive officers during the relevant fiscal years.

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)		($)
Trung T. Doan	2017	303,750	—	—	—	1,351	(1)	305,101
Chief Executive Officer	2016	303,750	—	—	—	1,401	(1)	305,151

(1)	The amount represents the payments for airfare for his family member to fly from Taiwan to the United States.

Outstanding Equity Awards at Fiscal Year‑End

There was no outstanding equity award held by Mr. Doan as of the fiscal year ended August 31, 2017.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Severance and Change in Control Benefits

Mr. Doan entered into an employment agreement in 2005, which provides that if he is terminated by us without cause or resigns due to a constructive termination, he will receive as severance an amount equal to six months of his then‑current salary plus his current medical insurance for six months following his termination date. We offered such severance to motivate Mr. Doan to continue as our executive officer by providing severance protection in the event that he is terminated by us without having committed any egregious act constituting cause or if we adversely change his position such that he resigns. Cause is defined as (a) the conviction of a felony or of any criminal offense involving moral turpitude; (b) the repeated failure to satisfactorily perform duties reasonably required by us; (c) material breach of the proprietary information and invention agreement, our written policies established by our Board or any term of his employment agreement; or (d) misappropriation of our property or unlawful appropriation of our corporate opportunity or our business. If we determine cause exists, we will provide Mr. Doan with written notice alleging cause and his failure to remedy the alleged cause within 30 days may result in a termination for cause. Constructive termination is defined as one of the following events when we have not received Mr. Doan’s written consent for such event: (a) a significant reduction of his duties, position or responsibilities relative to his duties, position or responsibilities in effect immediately prior to such reduction or his removal from such position, duties and responsibilities, provided that a reduction in duties, position or responsibilities solely by virtue of us being acquired and made part of a larger entity will not constitute a constructive termination; (b) a substantial reduction, without good business reasons, of the facilities and perquisites available to him immediately prior to such reduction; (c) a reduction of his base salary unless such reduction is a part of a Company‑wide reduction for similarly situated persons; or (d)a material reduction in the kind or level of employee benefits to which he is entitled immediately prior to such reduction, with the result that his overall benefits package is significantly reduced, unless such reductions are part of a Company‑wide reduction for similarly situated persons.

Employment Agreements

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

Director Compensation Table

The following table sets forth the total compensation for our non‑employee directors for the year ended August 31, 2017:

	Fees Earned or		All Other
	Paid in Cash	Stock Awards	Compensation	Total
Name	($)	($)(1)	($)	($)
Dr. Edward Kuan Hsiung Hsieh(2)	45,000	7,950	—	52,950
Walter Michael Gough(2)	33,000	7,950	—	40,950
Roger Lee	—	—	—	—
Scott R. Simplot	—	—	—	—

(1)

Amounts shown do not reflect compensation actually received by directors. Instead, the value reported above in the “Stock Awards” column represents the dollar amounts of the aggregate grant date fair value of RSUs granted to directors in fiscal year 2017, computed in accordance with ASC 718.

(2)	Mr. Gough and Dr. Hsieh held 2,500 RSUs at August 31, 2017. The RSUs will fully vest at the earlier of March 31, 2018 or the date of the 2018 annual meeting.
(3)	Mr. Simplot waived any right to compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 13, 2017 with respect to:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;
•	each of our directors;

•	each of our named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of November 13, 2017 and RSUs that will vest within 60 days of November 13, 2017, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Percentage of ownership is based on 3,543,915 shares of common stock outstanding as of November 13, 2017.

Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	989,934	(1)	27.9%
J.R. Simplot Company
999 Main Street, Suite 1300 Boise, ID 83702
Unify Investment Limited	577,000		16.3%
No. 152 Section 4 Nanjing East Road, Taipei, Taiwan
Trung Tri Doan	369,972	(2)	10.4%

Executive Officers and Directors:
Trung Tri Doan	369,972	(2)	10.4%
Walter Michael Gough	3,568		*
Roger Lee	—		—
Dr. Edward Kuan Hsiung Hsieh	16,071		*
Scott R. Simplot	1,020,970	(1)(3)	28.8%
Christopher Lee	2,875	(4)	*

All executive officers and directors as a group (6 persons)	1,413,456	(4)	39.9%

*	Indicates beneficial ownership of less than 1%.
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

(2)	Includes 127,141 shares held by The Trung Tri Doan 2010 GRAT, of which Trung Tri Doan is the sole trustee.
(3)

Includes 31,036 shares held by JRS Properties IIIL.P. JRS Management L.L.C. is the sole general partner of JRS Properties IIIL.P. Scott Simplot and Stephen A. Beebe are the managers of JRS Management L.L.C. As managers of JRS Management L.L.C., Mr. Simplot and Mr. Beebe share voting and investment power over the securities held by JRS Properties IIIL.P. Mr. Simplot may be deemed to have shared voting and investment power over the shares held by JRS Properties IIIL.P. Mr. Simplot disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(4)	Includes 750 RSUs that will vest within 60 days.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2017. All outstanding awards relate to our common stock.

			Weighted-	Number of securities
			average	remaining available for
	Number of securities		exercise price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of outstanding		options,	plans (excluding
	options, warrants		warrants	securities reflected in
	and rights		and rights(2)	column (a))
Plan category	(a)		(b)	(c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	28	(1)	$116.10	226
Equity compensation plans not approved by security holders	—		—	—
Total	28			226

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

In fiscal years 2016 and 2017, all the related person transactions represented the continuation of transactions entered into prior to our initial public offering and adoption of the policy.

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

Item 14. Principal Accountant Fees and Services

Change in Auditors

On December 8, 2016, KPMG (Taiwan) informed the Company’s audit committee that they declined to stand for reelection as the Company’s independent registered public accounting firm.

On December 21, 2016, the Company selected BF Borgers CPA PC (“BF Borgers”) as its new independent registered public accounting firm. The decision to engage and appoint BF Borgers as the Company’s independent registered public accounting firm was approved by the Audit Committee.

During the Company’s two most recent fiscal years ended August 31, 2016 and 2015, and during the subsequent period preceding BF Borgers’ engagement, neither the Company nor anyone acting on its behalf consulted with BF Borgers on (i) any matters regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that BF Borgers concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Fees Billed by Independent Registered Public Accounting Firm

The following table shows the fees and related expenses for audit and other services provided by BF Borgers CPA PC billed for fiscal year 2017 and KPMG (Taiwan) billed for fiscal year 2016. The services described in the following fee table were approved in conformity with the Audit Committee’s pre‑approval process.

	BF Borgers	KPMG
	CPA PC	(Taiwan)
	2017 Fees	2016 Fees
Audit Services	$185,000	$200,000
Audit-Related Services	—	—
Tax Services	6,000	—
All Other Services	—	—
Total	$191,000	$200,000

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

Tax Services. The services for the fees disclosed in this category include tax return preparation and technical tax advice.

BF Borgers CPA PC did not perform services other than audit and tax during fiscal year 2017. KPMG (Taiwan) did not perform services other than audit services during fiscal year 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(2) Exhibits:

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8‑K	333‑168624	3.1	April 15, 2016

3.2	Amended and Restated Articles of Association of Xurui Guangdian Co., Ltd. dated March 26, 2010 (translation)	S‑1/A	333‑168624	99.1	September 14, 2010

3.3	Amended and Restated Bylaws of Registrant	S‑1/A	333‑168624	3.2 (b)	November 22, 2010

4.1	Form of Common Stock Certificate	S‑1/A	333‑168624	4.1	November 22, 2010

10.1†	2005 Equity Incentive Plan (amended March 1, 2010)	S‑1	333‑168624	10.1	August 6, 2010

10.2†	2010 Equity Incentive Plan, as amended January 9, 2014	10‑Q	001‑34992	10.1	July 15, 2014

10.3†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S‑1	333‑168624	10.3	August 6, 2010

10.4†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8‑K	001‑34992	99.1	February 9, 2012

10.5†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8‑K	001‑34992	99.1	February 24, 2012

10.6	Form of Proprietary Information and Inventions Agreement	S‑1/A	333‑168624	10.8	September 14, 2010

10.7	Form of Non‑competition Agreement	S‑1/A	333‑168624	10.9	September 14, 2010

10.8†	Form of Option Agreement for the 2010 Equity Incentive Plan	S‑1/A	333‑168624	10.10	November 16, 2010

10.9†	Form of Indemnification Agreement with directors and officers	S‑1/A	333‑168624	10.11	October 26, 2010

10.10	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2009 (translation)	S‑1/A	333‑168624	10.22	October 6, 2010

10.11	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated November 10, 2010 (translation)	10‑Q	001‑34992	10.1	April 12, 2011

10.13	Building Sale and Purchase Agreement between SemiLEDs Optoelectronics Co., Ltd. and Formosa Epitaxy Incorporation dated December 10, 2015 (translation)	10-Q	001‑34992	10.1	April 13, 2016

10.14	Purchase Agreement, effective July 6 , 2016 , by and between SemiLEDs Corporation, a Delaware corporation, and Peter Chiou, an individual	8‑K	001‑34992	2.1	July 6, 2016

10.15	Assignment and Assumption of Purchase Agreement, effective August 23, 2016 , between Peter Chiou and Well Thrive Limited, a Samoa international company	8‑K/A	001‑34992	10.2	August 23, 2016

10.16	Amendment No. 1 to Purchase Agreement, effective August 23, 2016, between SemiLEDs Corporation, Peter Chiou and Well Thrive Limited	8‑K/A	001‑34992	10.3	August 23, 2016

16.1	Letter from KPMG (Taiwan) to the SEC dated December 9, 2016	8‑K	001‑34992	16.1	December 9, 2016

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

21.1	List of Subsidiaries

23.1	Consent of BF Borgers CPA PC, Independent Registered Public Accounting Firm

23.2	Consent of KPMG, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2017	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung Tri Doan Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN	Chairman and Chief Executive Officer (Principal Executive Officer)	November 29, 2017
Trung Tri Doan

/s/ CHRISTOPHER LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 29, 2017
Christopher Lee

/s/ SCOTT R. SIMPLOT	Director	November 29, 2017
Scott R. Simplot

/s/ DR. EDWARD KUAN HSIUNG HSIEH	Director	November 29, 2017
Dr. Edward Kuan Hsiung Hsieh

/s/ GOUGH WALTER MICHAEL	Director	November 29, 2017
Gough Walter Michael

/s/ ROGER LEE	Director	November 29, 2017
Roger Lee

SEMILEDS CORPORATION

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

	Years Ended
	August 31,
	2017	2016
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$746	$586
Charged to bad debt expense	42	125
Write-downs charged against the allowance	—	—
Effect of exchange rate changes	27	35
Ending balance	$815	$746

	Years Ended
	August 31,
	2017	2016
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$43,380	$37,476
Charged to income tax expense	1,036	5,097
Net operating loss carryforward expired	(912)	—
Effect of exchange rate changes	925	807
Ending balance	$44,429	$43,380