Form 10-Q
period 2017-11-30
SemiLEDs Corp
filed 2018-01-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,543,915 shares of common stock, par value $0.0000056 per share, outstanding as of January 8, 2018.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30,	August 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,400	$3,582
Accounts receivable (including related parties), net of allowance for doubtful accounts of $479 and $815 as of November 30, 2017 and August 31, 2017, respectively	1,307	1,111
Inventories	2,614	2,946
Prepaid expenses and other current assets	216	405
Total current assets	7,537	8,044
Property, plant and equipment, net	8,099	8,275
Intangible assets, net	109	104
Investments in unconsolidated entities	998	992
Other assets	248	255
TOTAL ASSETS	$16,991	$17,670
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$339	$335
Accounts payable	725	1,145
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	5,632	5,482
Total current liabilities	7,196	7,462
Long-term debt, excluding current installments	2,320	2,391
Total liabilities	9,516	9,853
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 3,544 shares issued and outstanding	—	—
Additional paid-in capital	175,410	175,386
Accumulated other comprehensive income	3,727	3,701
Accumulated deficit	(171,662)	(171,270)
Total equity	7,475	7,817
TOTAL LIABILITIES AND EQUITY	$16,991	$17,670

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2017	2016
Revenues, net	$2,003	$2,702
Cost of revenues	1,951	2,586
Gross profit	52	116
Operating expenses:
Research and development	184	199
Selling, general and administrative	733	1,100
Gain on disposals of long-lived assets	—	(80)
Total operating expenses	917	1,219
Loss from operations	(865)	(1,103)
Other income (expenses):
Equity in loss from unconsolidated entities	—	(9)
Interest expenses, net	(8)	(9)
Other income, net	498	476
Foreign currency transaction loss, net	(17)	(51)
Total other income (expenses), net	473	407
Loss before income taxes	(392)	(696)
Income tax expense	—	—
Net loss	(392)	(696)
Less: Net loss attributable to noncontrolling interests	—	(6)
Net loss attributable to SemiLEDs stockholders	$(392)	$(690)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.11)	$(0.20)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,544	3,518

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2017	2016
Net loss	$(392)	$(696)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	26	(12)
Comprehensive loss	$(366)	$(708)
Comprehensive loss attributable to noncontrolling interests	$—	$(5)
Comprehensive loss attributable to SemiLEDs stockholders	$(366)	$(703)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE—September 1, 2017	3,544	$—	$175,386	$3,701	$(171,270)	$7,817
Stock-based compensation	—	—	24	—	—	24
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	26	—	26
Net loss	—	—	—	—	(392)	(392)
BALANCE—November 30, 2017	3,544	$—	$175,410	$3,727	$(171,662)	$7,475

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392)	$(696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238	335
Stock-based compensation expense	24	83
Provisions for inventory write-downs	206	196
Equity in loss from unconsolidated entities	—	9
Gain on disposals of long-lived assets	—	(80)
Changes in :
Accounts receivable, net	(188)	(635)
Inventories	105	69
Prepaid expenses and other	186	(73)
Accounts payable	(338)	(79)
Accrued expenses and other current liabilities	99	(250)
Net cash used in operating activities	(60)	(1,121)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(94)	(68)
Payments for development of intangible assets	(0)	(1)
Proceeds from sale of investment	1	41
Net cash used in investing activities	(93)	(28)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(84)	(79)
Net cash used in financing activities	(84)	(79)
Effect of exchange rate changes on cash and cash equivalents	55	25
NET DECREASE IN CASH AND CASH EQUIVALENTS	(182)	(1,203)
CASH AND CASH EQUIVALENTS—Beginning of period	3,582	6,030
CASH AND CASH EQUIVALENTS—End of period	$3,400	$4,827
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$130	$199

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

As of November 30, 2017, SemiLEDs had five wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

SemiLEDs’ common stock began trading on the NASDAQ Global Select Market under the symbol “LEDS” on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol.

2. Summary of Significant Accounting Policies

Basis of Presentation —The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 29, 2017. The unaudited condensed consolidated balance sheet as of August 31, 2017 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of November 30, 2017, the statements of operations and comprehensive loss for the three months ended November 30, 2017 and 2016, the statement of changes in equity for the three months ended November 30, 2017, and the statements of cash flows for the three months ended November 30, 2017 and 2016. The results for the three months ended November 30, 2017 are not necessarily indicative of the results to be expected for the year ending August 31, 2018.

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

The Company has suffered losses from operations of $4.3 million and $20.6 million, and used net cash in operating activities of $2.1 million and $3.4 million for the years ended August 31, 2017 and 2016, respectively. Gross profit on product sales was $82 thousand for the year ended August 31, 2017 and gross loss was $4.9 million for the year ended August 31, 2016. Loss from operations and net cash used in operating activities for the three months ended November 30, 2017 were $865 thousand and $60 thousand, respectively. Further, at November 30, 2017, the Company’s cash and cash equivalents was down to $3.4 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

The Company entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. As of date of this quarterly report, the Company hasn’t received the $1 million due on December 31, 2016 or the $1.2million due on December 31, 2017. Both parties are in discussions regarding applying the $3 million deposit as partial consideration for the strategic partner to purchase a portion of the equity of one of the Company’s subsidiaries and intend to amend the agreement for the sale of the headquarters. However, the investment is subject to the negotiation of a definitive agreement and the approval of the strategic partner’s investment committee.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2017 and August 31, 2017, cash and cash equivalents of the Company consisted of the following (in thousands):

	November 30,	August 31,
Cash and Cash Equivalents by Location	2017	2017
United States;
Denominated in U.S. dollars	$587	$109
Taiwan;
Denominated in U.S. dollars	1,771	2,350
Denominated in New Taiwan dollars	245	81
Denominated in other currencies	700	646
China (including Hong Kong);
Denominated in U.S. dollars	7	7
Denominated in Renminbi	84	389
Denominated in H.K. dollars	6	—
Total cash and cash equivalents	$3,400	$3,582

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

Net revenues generated from sales to the top ten customers represented 66% and 67% of the Company’s total net revenues for the three months ended November 30, 2017 and 2016, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 64% and 76% of the Company’s net revenues for the three months ended November 30, 2017 and 2016, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The

ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has subsequently issued multiple ASUs which amend and clarify the guidance. This standard will be effective for the Company on September 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The management is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2017 and August 31, 2017 consisted of the following (in thousands):

	November 30,	August 31,
	2017	2017
Raw materials	$907	$885
Work in process	595	758
Finished goods	1,112	1,303
Total	$2,614	$2,946

Inventory write-downs to estimated net realizable values were $206 thousand and $196 thousand for the three months ended November 30, 2017 and 2016, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2017 and August 31, 2017 consisted of the following (in thousands):

	November 30,	August 31,
	2017	2017
Buildings and improvements	$13,979	$13,891
Machinery and equipment	42,845	42,562
Leasehold improvements	240	238
Other equipment	2,324	2,311
Construction in progress	304	321
Total property, plant and equipment	59,692	59,323
Less: Accumulated depreciation and amortization	(51,593)	(51,048)
Property, plant and equipment, net	$8,099	$8,275

Intangible Assets

Intangible assets as of November 30, 2017 and August 31, 2017 consisted of the following (in thousands):

	November 30, 2017
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$556	$447	$109
Acquired technology	5	506	506	—
Total		$1,062	$953	$109

	August 31, 2017
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$574	$470	$104
Acquired technology	5	503	503	—
Total		$1,077	$973	$104

The Company sold 4 patents on October 25, 2017 for a total of $500 thousand.

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2017 and August 31, 2017 consisted of the following (in thousands, except percentages):

	November 30, 2017		August 31, 2017
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	998	Various	992
Total investments in unconsolidated entities		$998		$992

There were no dividends received from unconsolidated entities through November 30, 2017.

Equity Method Investments

The Company owns a 49% equity interest in China SemiLEDs. However, this investment has a carrying amount of zero as a result of a previously recognized impairment.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancellable leases and which expire at various dates between February 2018 and December 2020. Lease expense related to these noncancellable operating leases were $112 thousand for both three months ended November 30, 2017 and 2016. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2017 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2018	$208
2019	96
2020	96
2021	32
2022	—
Thereafter	—
Total	$432

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.5 million as of both November 30, 2017 and August 31, 2017.

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

Well Thrive and the Company are currently negotiating a mutual release agreement, but there can be no assurance if or when the agreement will be executed.

Except as described above, as of November 30, 2017, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 521 thousand and 635 thousand shares was reserved for issuance under the 2005 Plan and 2010 Plan as of November 30, 2017 and 2016. As of November 30, 2017 and 2016, there were 255 thousand and 352 thousand shares of common stock available for future issuance under the equity incentive plans.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended November 30,
	2017	2016
Cost of revenues	$7	$17
Research and development	3	2
Selling, general and administrative	14	64
	$24	$83

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2017	2016
Stock units and stock options to purchase common stock	10	7

8. Income Taxes

The Company’s income (loss) before income taxes for the three months ended November 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended November 30,
	2017	2016
U.S. operations	$233	$246
Foreign operations	(625)	(942)
Loss before income taxes	$(392)	$(696)

Unrecognized Tax Benefits

As of both November 30, 2017 and August 31, 2017, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2017 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

9. Subsequent Events

As part of our cost reduction efforts, during the second quarter ending February 28, 2018, we intend to move and consolidate our LED packaging facility to our headquarters in Chunan, Taiwan, after the lease ends on February 28, 2018.  We estimate the total costs of moving the LED packaging facility would be $120 thousand.

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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, or the 2017 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2017 Annual Report, and in other filings with the SEC.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end ‑ users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

•

Our ability to outsource manufacturing and our ability to get chips from other chip suppliers. Our reliance on our ODM partner exposes us to a number of significant risks, including reduced control over delivery schedules, quality assurance and production costs, lack of guaranteed production capacity or product supply, and the possible breach of the manufacturing agreement by the contract manufacturer because of factors beyond our control. If our ODM partner fails to deliver products on time and at a satisfactory level of quality, we could have difficulties fulfilling our customer orders and our net revenue could decline. If our ODM partner were to become unable or unwilling to continue to manufacture our products at requested quality, quantity, performance and costs, or in a timely manner, our business and reputation could be seriously harmed. As a result, we would have to attempt to identify and qualify substitute manufacturers, which could be time consuming and difficult, and might result in unforeseen manufacturing and operations problems. Our inability to procure chips from other chip suppliers at the desired quality, quantity, performance and cost might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

•

Industry growth and demand for products and applications using LEDs.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and component products and impact our financial performance. We believe the potential market for LED lighting will continue to expand. LEDs for efficient generation of UV light are also starting to gain attention for various medical, germicidal and industrial applications. Since a substantial portion of our LED chips, LED components and our lighting products are used by end ‑ users in general lighting applications and specialty industrial applications such as UV curing, medical/cosmetic, counterfeit detection, horticulture, architectural lighting and entertainment lighting the adoption of LEDs into these applications will have a strong impact on the demand of LED chips generally and, as a result, for our LED chips, LED components and LED lighting products.

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

•

Our ability to reduce cost to offset lower average selling prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per-unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. We are moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we continue to explore opportunities to consign or sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs.  As part of our cost reduction efforts, during the second quarter ending February 28, 2018, we intend to move and consolidate our LED packaging facility to our headquarters in Chunan, Taiwan, after the lease ends on February 28, 2018.  We estimate the total costs of moving the LED packaging facility would be $120 thousand. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs.. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project ‑ based purchases and broadening customer base, among other things. For the three months ended November 30, 2017, sales to our three largest customers, in the aggregate, accounted for 35% of our revenues.

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

•

Declining cash position.    Our cash and cash equivalents decreased to $3.4 million as of November 30, 2017 due to the combination of our net cash used in operating activities and payments related to long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates” for more information about our liquidity plans.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months ended November 30, 2017 as compared to those disclosed in our 2017 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On November 30, 2017, the exchange rate was 30.00 NT dollars to one U.S. dollar. On January 8, 2018, the exchange rate was 29.50 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2016	32.55	33.77	31.19	31.73
Fiscal 2017	30.95	32.30	30.04	30.18
September 2017	30.13	30.38	29.99	30.26
October 2017	30.25	30.44	30.16	30.17
November 2017	30.10	30.20	29.98	30.00
December 2017	29.97	30.03	29.76	29.76
January 2018 (through January 8, 2018)	29.55	29.62	29.50	29.50

(1)	Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2017 Compared to the Three Months Ended November 30, 2016

	Three Months Ended November 30,
	2017		2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$76	4%	$168	6%	$(92)	(55)%
LED components	1,411	70%	1,970	73%	(559)	(28)%
Lighting products	266	13%	398	15%	(132)	(33)%
Other revenues(1)	250	13%	166	6%	84	51%
Total revenues, net	2,003	100%	2,702	100%	(699)	(26)%
Cost of revenues	1,951	97%	2,586	96%	(635)	(25)%
Gross profit	$52	3%	$116	4%	$(64)	(55)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 26% to $2.0 million for the three months ended November 30, 2017 from $2.7 million for the three months ended November 30, 2016. The decrease in revenues was driven primarily by a $600 thousand decrease in sales of LED components and a $100 thousand decrease in sales of lighting products.

Revenues attributable to the sales of our LED chips represented 4% and 6% of our revenues for the three months ended November 30, 2017 and 2016, respectively. The decrease of 55% in revenues attributable to sales of LED chips was the result of a decrease in the volume of LED chips sold, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 70% and 73% of our revenues for the three months ended November 30, 2017 and 2016, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volume sold for the LED components product, offset in part by an increase in the volume sold for the UV LED product, which we particularly focus on within the niche LED markets. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Revenues attributable to the sales of lighting products represented 13% and 15% of our revenues for the three months ended November 30, 2017 and 2016, respectively. Revenues attributable to the sales of lighting products were lower for the three months ended November 30, 2017 primarily due to a slowdown in demand on LED luminaries and fewer non-recurring project-based orders for LED lighting products, offset in part by a higher average selling price for the LED luminaries.

Cost of Revenues

Our cost of revenues decreased by 25% from $2.6 million for the three months ended November 30, 2016 to $2.0 million for the three months ended November 30, 2017. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Profit

Our gross profit decreased from $116 thousand for the three months ended November 30, 2016 to $52 thousand for the three months ended November 30, 2017. The decrease as a consequence of the reduction in cost of revenues, as more fully described above.

Operating Expenses

	Three Months Ended November 30,
	2017		2016
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$184	9%	$199	7%	$(15)	(8)%
Selling, general and administrative	733	37%	1,100	41%	(367)	(33)%
Gain on disposals of long-lived assets	—	—%	(80)	(3)%	80	100%
Total operating expenses	$917	46%	$1,219	45%	$(302)	(25)%

Research and development.  Our research and development expenses were $184 thousand and $199 thousand for the three months ended November 30, 2017 and 2016, respectively.  The decrease was primarily due to a decrease in depreciation and amortization expense, and a decrease in payroll expense as a result of lower headcount.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $1.1 million for the three months ended November 30, 2016 to $733 thousand for the three months ended November 30, 2017. The decrease was mainly attributable to a decrease in payroll and stock based compensation, and decreases in various other expenses including professional service expenses.

Gain on disposal of long-lived assets.    We recognized a gain of $80 thousand on the disposal of long-lived assets for the three months ended November 30, 2016. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain level of our idle equipment.

Other Income (Expenses)

	Three Months Ended November 30,
	2017		2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Equity in loss from unconsolidated entities	$—	—%	$(9)	(0)%
Interest expenses, net	(8)	(0)%	(9)	(0)%
Other income, net	498	25%	476	17%
Foreign currency transaction loss, net	(17)	(1)%	(51)	(2)%
Total other income (expenses), net	$473	24%	$407	15%

Equity in loss from unconsolidated entities.  We sold all of our equity interest in SILQ in November 2016, and recognized a loss on sale of investment of $9 thousand for the three months ended November 30, 2016.

Interest expenses, net.   The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the continuous repayment of debt.

Other income, net.   Other income for the three months ended November 30, 2017 primarily consist of sales of patents offset by their commission expense and cost.  Other income for the three months ended November 30, 2016 primarily due to the favorable settlement of a lawsuit.

Foreign currency transaction loss, net.  We recognized net foreign currency transaction loss of $17 thousand and $51 thousand for the three months ended November 30, 2017 and 2016, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2018 and was zero for fiscal 2017, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended November 30,
	2017		2016
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$—	—%	$(6)	(0)%

We recognized net loss attributable to noncontrolling interests of $6 thousand for the three months ended November 30, 2016, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. On March 1, 2017, the 93% equity interest subsidiary, Ning Xiang was dissolved. The assets, liability and certain employees of Ning Xiang were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Ltd. An amount of $46 thousand was paid for the acquisition of the Ning Xiang non-controlling interests. As a result of this payment, non-controlling interest in the Company was reduced to zero.

Liquidity and Capital Resources

As of November 30, 2017 and August 31, 2017, we had cash and cash equivalents of $3.4 million and $3.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of January 8, 2018, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.6 million and $2.7 million as of November 30, 2017 and August 31, 2017, respectively. These long-term notes carry interest rate of 1.62%, based on the annual time deposit rate plus a specific spread, as of both November 30, 2017 and August 31, 2017, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $12 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of November 30, 2017, our outstanding balance on this note payable was approximately $1 million.

•

The second note payable requires monthly payments of principal and interest in the amount of $16 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of November 30, 2017, our outstanding balance on this note payable was approximately $1.6 million.

Property, plant and equipment pledged as collateral for our notes payable were $4.5 million and $4.6 million as of November 30, 2017 and August 31, 2017, respectively.

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

Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. However, there can be no assurances that our planned activities will be successful in reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us. Please see “Critical Accounting Policies and Estimates” for more information on our liquidity plans.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2017	2016
Net cash used in operating activities	$(60)	$(1,121)
Net cash used in investing activities	$(93)	$(28)
Net cash used in financing activities	$(84)	$(79)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three month ended November 30, 2017 and 2016 was $60 thousand and $1.1 million, respectively. The cash flows used in operating activities for the three months ended November 30, 2017 was $1.1 million lower, primarily due to a decrease in cash used to pay for salary-related expenses due to the reduction of employees. In addition, a decrease in cash used to pay for materials and supplies used in production and research and development reflecting the effect of cost reduction.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2017 was $93 thousand, consisting of $94 thousand in purchases of machinery and equipment, offset by a $1 thousand in proceeds from the sale of assets.

Net cash used in investing activities for the three months ended November 30, 2016 was $28 thousand, consisting of $69 thousand in purchase of machinery and equipment and payment for development of intangible assets, offset by a $41 thousand in proceeds from the sale of investment in SILQ.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2017 and 2016 was for repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $94 thousand and $68 thousand for the three months ended November 30, 2017 and 2016, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of November 30, 2017, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages.

Well Thrive and the Company are currently negotiating a mutual release agreement, but there can be no assurance if or when the agreement will be executed.

Except as described above, there was no material pending legal proceedings or claims as of November 30, 2017.

Item 1A. Risk Factors

There are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2017 Annual Report.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 12, 2018	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)