Form 10-Q
period 2018-02-28
SemiLEDs Corp
filed 2018-04-13
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,545,290 shares of common stock, par value $0.0000056 per share, outstanding as of April 6, 2018.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 28,	August 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,857	$3,582
Accounts receivable (including related parties), net of allowance for doubtful accounts of $485 and $815 as of February 28, 2018 and August 31, 2017, respectively	335	1,111
Inventories	2,411	2,946
Prepaid expenses and other current assets	357	405
Total current assets	6,960	8,044
Property, plant and equipment, net	7,951	8,275
Intangible assets, net	109	104
Investments in unconsolidated entities	1,023	992
Other assets	247	255
TOTAL ASSETS	$16,290	$17,670
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$349	$335
Accounts payable	882	1,145
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	5,787	5,482
Total current liabilities	7,518	7,462
Long-term debt, excluding current installments	2,296	2,391
Total liabilities	9,814	9,853
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—75,000 shares authorized; 3,545 shares and 3,544 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	—	—
Additional paid-in capital	175,434	175,386
Accumulated other comprehensive income	3,836	3,701
Accumulated deficit	(172,794)	(171,270)
Total equity	6,476	7,817
TOTAL LIABILITIES AND EQUITY	$16,290	$17,670

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Revenues, net	$1,543	$1,830	$3,546	$4,532
Cost of revenues	1,987	1,823	3,938	4,409
Gross profit (loss)	(444)	7	(392)	123
Operating expenses:
Research and development	223	195	407	394
Selling, general and administrative	781	941	1,514	2,041
Gain on disposals of long-lived assets, net	(209)	—	(209)	(80)
Total operating expenses	795	1,136	1,712	2,355
Loss from operations	(1,239)	(1,129)	(2,104)	(2,232)
Other income (expenses):
Equity in loss from unconsolidated entities	—	(2)	—	(11)
Interest expenses, net	(7)	(8)	(15)	(17)
Other income, net	49	20	547	496
Foreign currency transaction gain (loss), net	65	(30)	48	(81)
Total other income (expenses), net	107	(20)	580	387
Loss before income taxes	(1,132)	(1,149)	(1,524)	(1,845)
Income tax expense	—	—	—	—
Net loss	(1,132)	(1,149)	(1,524)	(1,845)
Less: Net loss attributable to noncontrolling interests	—	(7)	—	(13)
Net loss attributable to SemiLEDs stockholders	$(1,132)	$(1,142)	$(1,524)	$(1,832)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.32)	$(0.32)	$(0.43)	$(0.52)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,545	3,532	3,545	3,532

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Net loss	$(1,132)	$(1,149)	$(1,524)	$(1,845)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	109	245	135	233
Comprehensive loss	$(1,023)	$(904)	$(1,389)	$(1,612)
Comprehensive loss attributable to noncontrolling interests	$—	$(11)	$—	$(16)
Comprehensive loss attributable to SemiLEDs stockholders	$(1,023)	$(893)	$(1,389)	$(1,596)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE—September 1, 2017	3,544	$—	$175,386	$3,701	$(171,270)	$7,817
Issuance of common stock under equity incentive plans	1	—	—	—	—	—
Stock-based compensation		—	48	—	—	48
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	135	—	135
Net loss	—	—	—	—	(1,524)	(1,524)
BALANCE—February 28, 2018	3,545	$—	$175,434	$3,836	$(172,794)	$6,476

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 28, 2018	February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,524)	$(1,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	520	587
Stock-based compensation expense	48	164
Provisions for inventory write-downs	413	530
Equity in loss from unconsolidated entities	—	11
Gain on disposals of long-lived assets, net	(209)	(80)
Changes in :
Accounts receivable, net	811	(139)
Inventories	103	(128)
Prepaid expenses and other	61	115
Accounts payable	(191)	(249)
Accrued expenses and other current liabilities	130	(725)
Net cash provided by (used in) operating activities	162	(1,759)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(131)	(88)
Proceeds from sales of property, plant and equipment	327	—
Payments for development of intangible assets	(1)	(9)
Proceeds from patents assignment	1	—
Proceeds from sale of investment	—	59
Net cash provided by (used in) investing activities	196	(38)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(173)	(158)
Net cash used in financing activities	(173)	(158)
Effect of exchange rate changes on cash and cash equivalents	90	(7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	275	(1,962)
CASH AND CASH EQUIVALENTS—Beginning of period	3,582	6,030
CASH AND CASH EQUIVALENTS—End of period	$3,857	$4,068
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$114	$228

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

As of February 28, 2018, SemiLEDs had five wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of February 28, 2018, the statements of operations and comprehensive loss for the three and six months ended February 28, 2018 and 2017, the statement of changes in equity for the six months ended February 28, 2018, and the statements of cash flows for the six months ended February 28, 2018 and 2017. The results for the three or six months ended February 28, 2018 are not necessarily indicative of the results to be expected for the year ending August 31, 2018.

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

The Company suffered losses from operations of $4.3 million and $20.6 million, and net cash used in operating activities of $2.1 million and $3.4 million for the years ended August 31, 2017 and 2016, respectively. Gross profit on product sales was $82 thousand for the year ended August 31, 2017, and gross loss was $4.9 million for the year ended August 31, 2016. Loss from operations for the three and six months ended February 28, 2018 were $1.2 million and $2.1 million, respectively. Although net cash provided by operating activities for the six months ended February 28, 2018 was $162 thousand, and at February 28, 2018, the Company’s cash and cash equivalents was slightly increased to $3.9 million, these facts and conditions still raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

•

Continuing to further reduce idle capacity charges. This partnership should help the Company obtain a steady source of LED chips with competitive and favorable price for its packaging business, expand the production capacity for LED components, and strengthen its product portfolio and technology.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 28, 2018 and August 31, 2017, cash and cash equivalents of the Company consisted of the following (in thousands):

	February 28,	August 31,
Cash and Cash Equivalents by Location	2018	2017
United States;
Denominated in U.S. dollars	$317	$109
Taiwan;
Denominated in U.S. dollars	2,693	2,350
Denominated in New Taiwan dollars	48	81
Denominated in other currencies	743	646
China (including Hong Kong);
Denominated in U.S. dollars	7	7
Denominated in Renminbi	43	389
Denominated in H.K. dollars	6	—
Total cash and cash equivalents	$3,857	$3,582

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

Net revenues generated from sales to the top ten customers represented 73% and 64% of the Company’s total net revenues for the three and six months ended February 28, 2018, respectively, and 68% and 63% of the Company’s net revenues for the three and six months ended February 28, 2017, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 51% and 59% of the Company’s net revenues for the three and six months ended February 28, 2018, respectively, and 71% and 74% of the Company’s net revenues for the three and six months ended February 28, 2017, respectively.

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

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard will be effective for the Company on September 1, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statement.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. This standard will be effective for the Company on September 1, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This standard will be effective for the Company on September 1, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has subsequently issued multiple ASUs which amend and clarify the guidance. This standard will be effective for the Company on September 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The management is currently evaluating the effect of the adoption of this ASU 2014-09 will have on its consolidated financial statements. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

3. Balance Sheet Components

Inventories

Inventories as of February 28, 2018 and August 31, 2017 consisted of the following (in thousands):

	February 28,	August 31,
	2018	2017
Raw materials	$808	$885
Work in process	609	758
Finished goods	994	1,303
Total	$2,411	$2,946

Inventory write-downs to estimated net realizable values were $207 thousand and $413 thousand for the three and six months ended February 28, 2018, respectively, and $334 thousand and $530 thousand for the three and six months ended February 28, 2017, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2018 and August 31, 2017 consisted of the following (in thousands):

	February 28,	August 31,
	2018	2017
Buildings and improvements	$14,369	$13,891
Machinery and equipment	42,361	42,562
Leasehold improvements	246	238
Other equipment	2,388	2,311
Construction in progress	323	321
Total property, plant and equipment	59,687	59,323
Less: Accumulated depreciation and amortization	(51,736)	(51,048)
Property, plant and equipment, net	$7,951	$8,275

Intangible Assets

Intangible assets as of February 28, 2018 and August 31, 2017 consisted of the following (in thousands):

	February 28, 2018
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$570	$461	$109
Acquired technology	5	520	520	—
Total		$1,090	$981	$109

	August 31, 2017
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$574	$470	$104
Acquired technology	5	503	503	—
Total		$1,077	$973	$104

The Company sold 4 patents on October 25, 2017 for a total of $500 thousand.

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 28, 2018 and August 31, 2017 consisted of the following (in thousands, except percentages):

	February 28, 2018		August 31, 2017
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	$—	49%	$—
Cost method investments	Various	1,023	Various	992
Total investments in unconsolidated entities		$1,023		$992

There were no dividends received from unconsolidated entities through February 28, 2018.

Equity Method Investments

The Company owns a 49% equity interest in China SemiLEDs. However, this investment has a carrying amount of zero as a result of a previously recognized impairment.

Cost Method Investments

The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In February 2017, the Company sold all Nanoteco shares owned to the other investor for a cash consideration of $18 thousand and recognized a loss on sale of investment of $2 thousand. For the year ended August 31, 2017, the Company recognized an other-than-temporary impairment loss of $352 thousand on the cost method investments in Intematix, based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information.

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancellable and which expire at various dates between October 2018 and

December 2020. Lease expense related to these noncancellable operating leases was $135 thousand and $247 thousand for the three and six months ended February 28, 2018, respectively, and $111 thousand and $223 thousand for the three and six months ended February 28, 2017, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of February 28, 2018 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2018	$81
2019	99
2020	99
2021	33
2022	—
Thereafter	—
Total	$312

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.5 million  as of both February 28, 2018 and August 31, 2017.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case.  The judge has not ruled on the Company’s motion. If the Company’s motion for specific enforcement is not granted, the Company intends to defend this case vigorously.

Except as described above, as of February 28, 2018, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 114 thousand and 521 thousand shares was reserved for issuance under the 2005 Plan and 2010 Plan, respectively, as of both February 28, 2018 and 2017. As of February 28, 2018 and 2017, there were 196 thousand and 338 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In January 2018, SemiLEDs granted 56.7 thousand restricted stock units to its employees among which 50% will be vested each year on January 1 of 2019 and 2020 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $4.10 per unit.

In March and November 2017, SemiLEDs granted 5 thousand and 2.5 thousand restricted stock units to its directors, that vested 100% on March 31, 2018 and on the date of the next shareholders’ meeting, respectively. The grant-date fair value of the restricted stock units was $3.18 and $4.15 per unit, respectively.

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

A summary of the stock-based compensation expense for the three and six months ended February 28, 2018 and 2017 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Cost of revenues	$7	$16	$14	$33
Research and development	3	3	6	5
Selling, general and administrative	14	62	28	126
	$24	$81	$48	$164

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Stock units and stock options to purchase common stock	58	12	40	15

8. Income Taxes

The Company’s income (loss) before income taxes for the three and six months ended February 28, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
U.S. operations	$(140)	$(207)	$93	$39
Foreign operations	(992)	(942)	(1,617)	(1,884)
Loss before income taxes	$(1,132)	$(1,149)	$(1,524)	$(1,845)

Unrecognized Tax Benefits

On December 22, 2017 the U.S. Tax Reform, which among other effects, reduces the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years, makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries. Provisional estimate of the Company is that no tax will be due under this provision. The company will continue gather information relating to this estimate.

As of both February 28, 2018 and August 31, 2017, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2017 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

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

•	Declining cash position.
•	The ability to retain the partial payment of the uncompleted $1.6 million note financing as liquidated damages.
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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

Our ability to raise additional debt, sell additional equity securities and improve our liquidity.  We may need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations. However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.
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

•

Changes in our product mix.  We anticipate that our gross margins will continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, we continue to pursue opportunities for profitable growth in areas of our business where we see the best opportunity to develop as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. As a strategic plan, we have placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. Steady growth of the module product and the continued commercial sales of our UV LED product are expected to improve our gross margin, operating results and cash flows. In addition, we have adjusted the lower-priced LED components strategy as appropriate. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

•

Our ability to reduce cost to offset lower average selling prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per-unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. We are moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we continue to explore opportunities to consign or sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs.   As part of our cost reduction efforts, during the second quarter ended February 28, 2018, we moved and consolidated our LED packaging facility to our headquarters in Chunan, Taiwan, after the lease ended on February 28, 2018. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs.. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the six months ended February 28, 2018, sales to our three largest customers, in the aggregate, accounted for 44% and 31% of our revenues, respectively.

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

•

Cash position.  Our cash and cash equivalents slightly increased to $3.8 million as of February 28, 2018 primarily due to the combination of our net cash provided in operating activities and payments related to long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to consign or sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates” for more information about our liquidity plans.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the six months ended February 28, 2018 as compared to those disclosed in our 2017 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On February 28, 2018, the exchange rate was 29.20 NT dollars to one U.S. dollar. On April 6, 2018, the exchange rate was 29.14 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2016	32.55	33.77	31.19	31.73
Fiscal 2017	30.95	32.30	30.04	30.18
September 2017	30.13	30.38	29.99	30.26
October 2017	30.25	30.44	30.16	30.17
November 2017	30.10	30.20	29.98	30.00
December 2017	29.97	30.03	29.76	29.76
January 2018	29.41	29.62	29.05	29.13
February 2018	29.28	29.39	29.19	29.20
March 2018	29.20	29.30	29.11	29.11
April 2018 (through April 6, 2018)	29.14	29.14	29.14	29.14

(1)	Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 28, 2018 Compared to the Three Months Ended February 28, 2017

	Three Months Ended
	February 28, 2018		February 28, 2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$74	5%	$74	4%	$—	—%
LED components	941	61%	1,284	70%	(343)	(27)%
Lighting products	290	19%	329	18%	(39)	(12)%
Other revenues(1)	238	15%	143	8%	95	66%
Total revenues, net	1,543	100%	1,830	100%	(287)	(16)%
Cost of revenues	1,987	129%	1,823	100%	164	9%
Gross profit (loss)	$(444)	(29)%	$7	0%	$(451)	(6,443)%
(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 16% to $1.5 million for the three months ended February 28, 2018 from $1.8 million for the three months ended February 28, 2017. The decrease in revenues was driven primarily by a $343 thousand decrease in sales of LED components offset in part by a $95 thousand increase in other revenue.

Revenues attributable to the sales of our LED chips was both $74 thousand and represented 5% and 4%, respectively, of our revenues for the three months ended February 28, 2018 and 2017, primarily due to lower volume sold and lower average selling price for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components represented 61% and 70% of our revenues for the three months ended February 28, 2018 and 2017, respectively. The decrease in revenues attributable to sales of LED components was primarily due to the lower volumes sold and lower average selling price for the UV LED product, which we particularly focus on within the niche LED markets. The decrease was also a result of lower volumes sold for other LED components products, offset in part by a higher average selling price. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines as more fully mentioned above.

Revenues attributable to the sales of lighting products represented 19% and 18% of our revenues for the three months ended February 28, 2018 and 2017, respectively. Revenues attributable to the sales of lighting products were slightly lower for the three months ended February 28, 2018 primarily due to lower volumes sold and lower average selling price.

The increase in other revenues was primarily due to an increase in service revenues for the three months ended February 28, 2018.

Cost of Revenues

Our cost of revenues increased by 9% from $1.8 million for the three months ended February 28 2017 to $2.0 million for the three months ended February 28, 2018. The increase in cost of revenue was primarily due to the raw-material-scrap in January 2018 and idle capacity charges associated with property, plant and equipment.

Gross Profit (Loss)

Our gross loss increased from a profit of $7 thousand for the three months ended February 28, 2017 to a loss of $444 thousand for the three months ended February 28, 2018. Our gross margin percentage decreased from breakeven for the three months ended February 28, 2017 to negative 29% for the three months ended February 28, 2018 as a consequence of the raw-material-scrap in January 2018.

Operating Expenses

	Three Months Ended
	February 28, 2018		February 28, 2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$223	15%	$195	11%	$28	14%
Selling, general and administrative	781	51%	941	51%	(160)	(17)%
Gain on disposals of long-lived assets, net	(209)	(14)%	—	—%	(209)	100%
Total operating expenses	$795	52%	$1,136	62%	$(341)	(30)%

Research and development.  Our research and development expenses were $223 thousand and $195 thousand for the three months ended February 28, 2018 and 2017, respectively. The increase was primary due to a $37 thousand increase in materials and supplies used for our new products and offset by a decrease in payroll, and depreciation and amortization expense.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $941 thousand for the three months ended February 28, 2017 to $781 thousand for the three months ended February 28, 2018. The decrease was mainly attributable to a $109 thousand decrease in payroll and stock based compensation and a $69 thousand decrease in Delaware Franchise tax, offset in part by an increase in professional service fees.

Loss on disposal of long-lived assets, net.  Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment and a gain of $209 thousand was recognized as a result for the three months ended February 28, 2018.

Other Income (Expenses)

	Three Months Ended
	February 28, 2018		February 28, 2017
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Equity in gain (loss) from unconsolidated entities	$—	—%	$(2)	(0)%
Interest expenses, net	(7)	(0)%	(8)	(0)%
Other income, net	49	3%	20	1%
Foreign currency transaction gain (loss), net	65	4%	(30)	(2)%
Total other income (expenses), net	$107	7%	$(20)	(1)%

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

Foreign currency transaction gain (loss), net.  We recognized a net foreign currency transaction gain of $65 thousand and a net loss of $30 thousand for the three months ended February 28, 2018 and 2017, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables.

Income Tax Expense

Our effective tax rate is expected to be zero for fiscal 2018 and was approximately zero for fiscal 2017, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

On December 22, 2017 the U.S. Tax Reform, which among other effects, reduces the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years, makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries. Our provisional estimate is that no tax will be due under this provision. We continue gather information relating to this estimate.

Net Loss Attributable to Noncontrolling Interests

Three Months Ended
	February 28, 2018		February 28, 2017
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net loss attributable to noncontrolling interests	$—	—%	$(7)	(0)%

We recognized net loss attributable to noncontrolling interests of $7 thousand for the three months ended February 28, 2017, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. On March 1, 2017, the 93% equity interest subsidiary, Ning Xiang was dissolved. The assets, liability and certain employees of Ning Xiang were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Lt d. An amount of $46 thousand was paid for the acquisition of the Ning Xiang non-controlling interests. As a result of this payment, our non-controlling interest was reduced to zero.

Six Months Ended February 28, 2018 Compared to the Six Months Ended February 28, 2017

	Six Months Ended
	February 28, 2018		February 28, 2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$150	4%	$242	5%	$(92)	(38)%
LED components	2,352	66%	3,254	72%	(902)	(28)%
Lighting products	556	16%	727	16%	(171)	(24)%
Other revenues(1)	488	14%	309	7%	179	58%
Total revenues, net	3,546	100%	4,532	100%	(986)	(22)%
Cost of revenues	3,938	111%	4,409	97%	(471)	(11)%
Gross profit (loss)	$(392)	(11)%	$123	3%	$(515)	(419)%
(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 22% from $4.5 million for the six months ended February 28, 2017 to $3.5 million for the six months ended February 28, 2018. The $986 thousand decrease in revenues reflects a $92 thousand decrease in revenues attributable to sales of LED chips, a $902 thousand decrease in sales of LED components, and a $171 thousand decrease in revenues attributable to sales of lighting products, offset in part by a $179 thousand increase in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips represented 4% and 5% of our revenues for the six months ended February 28, 2018 and 2017, respectively. The decrease of 38% in revenues attributable to sales of LED chips was a result of a decrease in the volume of LED chips sold, offset slightly by a higher average selling price, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 66% and 72% of our revenues for the six months ended February 28, 2018 and 2017, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volumes sold and lower average selling price for the UV LED product, which we particularly focus on within the niche LED markets.

Revenues attributable to the sales of lighting products represented 16% of our revenues for both the six months ended February 28, 2018 and 2017. Revenues attributable to the sales of lighting products was $171 thousand lower for the six months ended February 28, 2018 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products compared to the six months ended February 28, 2017.

The increase in other revenues was primarily due to an increase in service revenues for the six months ended February 28, 2018.

Cost of Revenues

Our cost of revenues decreased by 11% from $4.4 million for the six months ended February 28, 2017 to $3.9 million for the six months ended February 28, 2018. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment, and offset by the effect of raw-material-scrap in January 2018.

Gross Profit (Loss)

Our gross loss increased from a profit of $123 thousand for the six months ended February 28, 2017 to a loss of $392 thousand for the six months ended February 28, 2018. Our gross margin percentage was negative 11% for the six months ended February 28, 2018, as compared to 3% for the six months ended February 28, 2017 as a consequence of a raw-material-scrap in January 2018 as more fully described above.

Operating Expenses

	Six Months Ended
	February 28, 2018		February 28, 2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$407	11%	$394	9%	$13	3%
Selling, general and administrative	1,514	43%	2,041	45%	(527)	(26)%
Gain on disposals of long-lived assets, net	(209)	(6)%	(80)	(2)%	(129)	161%
Total operating expenses	$1,712	48%	$2,355	52%	$(643)	(27)%

Research and development.  Our research and development expenses were $407 thousand and $394 thousand for the six months ended February 28, 2018 and 2017, respectively.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $2.0 million for the six months ended February 28, 2017 to $1.5 million for the six months ended February 28, 2018. The decrease was mainly attributable to a decrease in payroll, and decreases in various other expenses.

Loss (gain) on disposal of long-lived assets, net.

We recognized a net gain of $209 thousand and $80 thousand on the disposal of long-lived assets for the six months ended February 28, 2018 and 2017, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Six Months Ended
	February 28, 2018		February 28, 2017
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Equity in loss from unconsolidated entities	$—	—%	$(11)	(0)%
Interest expenses, net	(15)	(0)%	(17)	(0)%
Other income, net	547	15%	496	11%
Foreign currency transaction gain (loss), net	48	1%	(81)	(2)%
Total other income (expenses), net	$580	16%	$387	9%

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

Other income, net.  Other income for the six months ended February 28, 2018 primarily consists of sales of patents offset by their commission expense and cost.  Other income for the six months ended February 28, 2017 primarily due to the favorable settlement of a lawsuit.

Foreign currency transaction gain (loss), net. We recognized net foreign currency transaction gain of $48 thousand and a loss of $81 thousand for the six months ended February 28, 2018 and 2017, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be zero for fiscal 2018 and was approximately zero for fiscal 2017, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

On December 22, 2017 the U.S. Tax Reform, which among other effects, reduces the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years, makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries. Our provisional estimate is that no tax will be due under this provision. We continue gather information relating to this estimate.

Net Loss Attributable to Noncontrolling Interests

Six Months Ended
	February 28, 2018		February 28, 2017
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net loss attributable to noncontrolling interests	$—	—%	$(13)	(0)%

We recognized net losses attributable to noncontrolling interests of $13 thousand for the six months ended February 28, 2017, which were attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. On March 1, 2017, the 93% equity interest subsidiary, Ning Xiang was dissolved. The assets, liability and certain employees of Ning Xiang were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Lt d. An amount of $46 thousand was paid for the acquisition of the Ning Xiang non-controlling interests. As a result of this payment, our non-controlling interest was reduced to zero.

Liquidity and Capital Resources

As of February 28, 2018 and August 31, 2017, we had cash and cash equivalents of $3.9 million and $3.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of April 6, 2018, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.6 million and $2.7 million as of February 28, 2018 and August 31, 2017, respectively. These long-term notes carry an interest rate of 1.62%, based on the annual time deposit rate plus a specific spread, as of both February 28, 2018 and August 31, 2017, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $12 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of February 28, 2018, our outstanding balance on this note payable was approximately $980 thousand.

•

The second note payable requires monthly payments of principal and interest in the amount of $16 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of February 28, 2017, our outstanding balance on this note payable was approximately $1.6 million.

Property, plant and equipment pledged as collateral for our notes payable were $4.6 million as of both February 28, 2018 and August 31, 2017, respectively.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 28, 2018	February 28, 2017
Net cash provided by (used in) operating activities	$162	$(1,759)
Net cash provided by (used in) investing activities	$196	$(38)
Net cash used in financing activities	$(173)	$(158)

Cash Flows Provided by (Used In) Operating Activities

Net cash provided by operating activities for the six months ended February 28, 2018 was $162 thousand while net cash used in operating activities for the six months ended February 28, 2017 was $1.8 million. Cash flows used in operating activities for the six months ended February 28, 2018 was $1.9 million less, primary attributable to an increase of $950 thousand in cash collected from customers, and a portion of accounts payable and expenses due in August 2016 was paid in the first quarter of fiscal 2017.

Cash Flows Provided by (Used In) Investing Activities

Net cash provided in investing activities for the six months ended February 28, 2018 was $196 thousand, consisting primarily of $327 thousand of proceeds from the sales of machinery and equipment, offset in part by the purchases of machinery and equipment.

Net cash used in investing activities for the six months ended February 28, 2017 was $38 thousand, consisting primarily of $88 thousand of purchases of machinery and equipment, offset in part by the proceeds from the sale of investments in SILQ and Nanoteco.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the six months ended February 28, 2018 and 2017 was $173 thousand and $158 thousand, respectively, primarily attributable to the repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $131 thousand and $88 thousand for the six months ended February 28, 2018 and 2017, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of February 28, 2018, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 28, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 28, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case.  The judge has not ruled on ours motion. If our motion for specific enforcement is not granted, we intends to defend this case vigorously.

Except as described above, there was no material pending legal proceedings or claims as of February 28, 2018.

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

3.1

Amended and Restated Certificate of Incorporation of SemiLEDs Corporation (Filed as Exhibit 3.1(c) to Amendment No. 8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 22, 2010, and incorporated herein by reference).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SemiLEDs Corporation (Filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2016, and incorporated herein by reference).

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 13, 2018	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)