Form 10-Q
period 2018-05-31
SemiLEDs Corp
filed 2018-07-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,556,790 shares of common stock, par value $0.0000056 per share, outstanding as of July 6, 2018.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31,	August 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,739	$3,582
Accounts receivable (including related parties), net of allowance for doubtful accounts of $501 and $815 as of May 31, 2018 and August 31, 2017, respectively	310	1,111
Inventories	2,290	2,946
Prepaid expenses and other current assets	286	405
Total current assets	6,625	8,044
Property, plant and equipment, net	7,629	8,275
Intangible assets, net	103	104
Investments in unconsolidated entities	999	992
Other assets	246	255
TOTAL ASSETS	$15,602	$17,670
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$342	$335
Accounts payable	807	1,145
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	5,676	5,482
Total current liabilities	7,325	7,462
Long-term debt, excluding current installments	2,151	2,391
Total liabilities	9,476	9,853
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 3,557 shares and 3,544 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	—	—
Additional paid-in capital	175,487	175,386
Accumulated other comprehensive income	3,759	3,701
Accumulated deficit	(173,120)	(171,270)
Total equity	6,126	7,817
TOTAL LIABILITIES AND EQUITY	$15,602	$17,670

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Revenues, net	$1,999	$2,111	$5,545	$6,643
Cost of revenues	1,837	2,297	5,775	6,706
Gross profit (loss)	162	(186)	(230)	(63)
Operating expenses:
Research and development	296	257	703	651
Selling, general and administrative	799	879	2,313	2,920
Gain on disposals of long-lived assets, net	(581)	(33)	(790)	(113)
Total operating expenses	514	1,103	2,226	3,458
Loss from operations	(352)	(1,289)	(2,456)	(3,521)
Other income (expenses):
Impairment loss on investment	—	(352)	—	(352)
Equity in loss from unconsolidated entities, net	—	—	—	(11)
Interest expenses, net	(7)	(9)	(22)	(26)
Other income, net	78	29	625	525
Foreign currency transaction gain (loss), net	(45)	35	3	(46)
Total other income (expenses), net	26	(297)	606	90
Loss before income taxes	(326)	(1,586)	(1,850)	(3,431)
Income tax expense	—	—	—	—
Net loss	(326)	(1,586)	(1,850)	(3,431)
Less: Net loss attributable to noncontrolling interests	—	—	—	(13)
Net loss attributable to SemiLEDs stockholders	$(326)	$(1,586)	$(1,850)	$(3,418)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.09)	$(0.45)	$(0.52)	$(0.97)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,550	3,544	3,546	3,544

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net loss	$(326)	$(1,586)	$(1,850)	$(3,431)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(77)	99	58	332
Comprehensive loss	$(403)	$(1,487)	$(1,792)	$(3,099)
Comprehensive loss attributable to noncontrolling interests	$—	$—	$-	$(16)
Comprehensive loss attributable to SemiLEDs stockholders	$(403)	$(1,487)	$(1,792)	$(3,083)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE—September 1, 2017	3,544	$—	$175,386	$3,701	$(171,270)	$7,817
Issuance of common stock under equity incentive plans	13	—	—	—	—	—
Stock-based compensation	—	—	101	—	—	101
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	58	—	58
Net loss	—	—	—	—	(1,850)	(1,850)
BALANCE—May 31, 2018	3,557	$—	$175,487	$3,759	$(173,120)	$6,126

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,850)	$(3,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	766	849
Impairment loss on investment	-	352
Stock-based compensation expense	101	207
Bad debt expense	10
Provisions for inventory write-downs	487	1,119
Equity in loss from unconsolidated entities, net	-	11
Gain on disposals of long-lived assets, net	(790)	(113)
Changes in :
Accounts receivable, net	802	(316)
Inventories	201	(238)
Prepaid expenses and other	119	141
Accounts payable	(269)	(498)
Accrued expenses and other current liabilities	150	(700)
Net cash used in operating activities	(273)	(2,617)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(247)	(149)
Proceeds from sales of property, plant and equipment	913	113
Payments for development of intangible assets	(4)	(11)
Proceeds from patents assignment	1	—
Proceeds from sale of investment	—	59
Other investing activities	—	(1)
Net cash provided by investing activities	663	11
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(255)	(240)
Acquisition of noncontrolling interests	—	(46)
Net cash provided used in financing activities	(255)	(286)
Effect of exchange rate changes on cash and cash equivalents	22	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	157	(2,893)
CASH AND CASH EQUIVALENTS—Beginning of period	3,582	6,030
CASH AND CASH EQUIVALENTS—End of period	$3,739	$3,137
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$140	$225

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

As of May 31, 2018, SemiLEDs had five wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2018, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2018 and 2017, the statement of changes in equity for the nine months ended May 31, 2018, and the statements of cash flows for the nine months ended May 31, 2018 and 2017. The results for the three or nine months ended May 31, 2018 are not necessarily indicative of the results to be expected for the year ending August 31, 2018.

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

The Company suffered losses from operations of $4.3 million and $20.6 million,  and net cash used in operating activities of $2.1 million and $3.4 million for the years ended August 31, 2017 and 2016, respectively. Gross profit on product sales was $82 thousand for the year ended August 31, 2017 and gross loss was $4.9 million for the year ended August 31, 2016. Loss from operations for the three and nine months ended May 31, 2018 were $352 thousand and $2.5 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2018 was $273 thousand. Although, at May 31, 2018, the Company’s cash and cash equivalents was slightly increased to $3.7 million, these facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

•

Increasing sales of automotive products in both China and India by cultivating relationships with automotive lighting developers that are outside the Company’s historical distribution channels. Maintaining a number of display models at automotive lighting facilities in order to provide dealers, communities and consumers with examples of newly designed products.

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

While the Company’s management believes that the measures described in the above liquidity plan should be adequate to satisfy its liquidity requirements for the twelve months after the date that the financial statement are issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2018 and August 31, 2017, cash and cash equivalents of the Company consisted of the following (in thousands):

	May 31,	August 31,
Cash and Cash Equivalents by Location	2018	2017
United States;
Denominated in U.S. dollars	$256	$109
Taiwan;
Denominated in U.S. dollars	2,434	2,350
Denominated in New Taiwan dollars	143	81
Denominated in other currencies	870	646
China (including Hong Kong);
Denominated in U.S. dollars	7	7
Denominated in Renminbi	23	389
Denominated in H.K. dollars	6	—
Total cash and cash equivalents	$3,739	$3,582

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

Net revenues generated from sales to the top ten customers represented 69% and 62% of the Company’s total net revenues for the three and nine months ended May 31, 2018, respectively, and 81% and 67% of the Company’s net revenues for the three and nine months ended May 31, 2017, respectively.

The Company’s revenues have been concentrated in a few select markets, including Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 54% and 57% of the Company’s net revenues for the three and nine months ended May 31, 2018, respectively, and 76% and 75% of the Company’s net revenues for the three and nine months ended May 31, 2017, respectively.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments in this Update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. This standard will be effective for the Company on September 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has subsequently issued multiple ASUs which amend and clarify the guidance. This standard will be effective for the Company on September 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. The Company will adopt the new standard using the modified retrospective transition method. Although the Company’s analysis of the impact of the new revenue recognition guidance is not fully complete, the Company does not currently expect that such guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2018 and August 31, 2017 consisted of the following (in thousands):

	May 31,	August 31,
	2018	2017
Raw materials	$734	$885
Work in process	457	758
Finished goods	1,099	1,303
Total	$2,290	$2,946

Inventory write-downs to estimated net realizable values were $74 thousand and $487 thousand for the three and nine months ended May 31, 2018, respectively, and $589 thousand and $1,119 thousand for the three and nine months ended May 31, 2017, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2018 and August 31, 2017 consisted of the following (in thousands):

	May 31,	August 31,
	2018	2017
Buildings and improvements	$14,007	$13,891
Machinery and equipment	39,072	42,562
Leasehold improvements	336	238
Other equipment	2,370	2,311
Construction in progress	308	321
Total property, plant and equipment	56,093	59,323
Less: Accumulated depreciation and amortization	(48,464)	(51,048)
Property, plant and equipment, net	$7,629	$8,275

The Company sold property, plant and equipment with net carrying value of $123 thousand and $0 for a total of $913 thousand and $113 thousand for the nine months ended May 31, 2018 and 2017, respectively.

Intangible Assets

Intangible assets as of May 31, 2018 and August 31, 2017 consisted of the following (in thousands):

	May 31, 2018
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$557	$454	$103
Acquired technology	5	507	507	—
Total		$1,064	$961	$103

	August 31, 2017
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$574	$470	$104
Acquired technology	5	503	503	—
Total		$1,077	$973	$104

The Company sold 4 patents on October 25, 2017 for a total of $500 thousand.

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2018 and August 31, 2017 consisted of the following (in thousands, except percentages):

	May 31, 2018		August 31, 2017
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	$—	49%	$—
Cost method investments	Various	999	Various	992
Total investments in unconsolidated entities		$999		$992

There were no dividends received from unconsolidated entities through May 31, 2018.

Equity Method Investments

The Company still owns a 49% equity interest in China SemiLEDs. However, this investment has a carrying amount of zero as a result of a previously recognized impairment.

Cost Method Investments

The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In February 2017, the Company sold all Nanoteco shares owned to the other investor for a cash consideration of $18 thousand and recognized a loss on sale of investment of $2 thousand. For the period ended May 31, 2017, the Company recognized an other-than-temporary impairment loss of $352 thousand on our cost method investments in Intematix based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information.

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which are including cancellable and noncancellable and which expire at various dates between October 2018 and December 2020. Lease expense related to these noncancellable operating leases was $101 thousand and $348 thousand for the three and nine months ended May 31, 2018, respectively, and $111 thousand and $334 thousand for the three and nine months ended May 31, 2017, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of May 31, 2018 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2018	$40
2019	97
2020	97
2021	32
2022	—
Thereafter	—
Total	$266

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.8 million and $1.5 million as of May 31, 2018 and August 31, 2017, respectively.

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

Except as described above, as of May 31, 2018, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 521 thousand shares was reserved for issuance under the 2010 Plan as of both May 31, 2018 and 2017. There were 196 thousand and 252 thousand shares of common stock available for future issuance under the 2010 Plan as of May 31, 2018 and 2017, respectively.

In January 2018, SemiLEDs granted 56.7 thousand restricted stock units to its employees among which 50% will be vested each year on January 1 of 2019 and 2020 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $4.10 per unit.

In March and November 2017, SemiLEDs granted 5 thousand and 2.5 thousand restricted stock units to its directors, that vested 100% on March 31, 2018 and June 29, 2018, respectively. The grant-date fair value of the restricted stock units was $3.18 and $4.15 per unit, respectively.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Cost of revenues	$19	$9	$33	$42
Research and development	10	4	16	9
Selling, general and administrative	23	30	52	156
	$52	$43	$101	$207

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Stock units and stock options to purchase common stock	11	10	63	10

8. Income Taxes

The Company’s income (loss) before income taxes for the three and nine months ended May 31, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
U.S. operations	$(179)	$(487)	$(86)	$(448)
Foreign operations	(147)	(1,099)	(1,764)	(2,983)
Loss before income taxes	$(326)	$(1,586)	$(1,850)	$(3,431)

Unrecognized Tax Benefits

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was adopted, which among other effects, reduced the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years, makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries. Provisional estimate of the Company is that no tax will be due under this provision. The Company will continue gather information relating to this estimate.

As of both May 31, 2018 and August 31, 2017, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2017 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

9. Significant Subsequent Event

At its Annual Meeting held on June 29, 2018 (Taiwan time), the Company’s stockholders approved an amendment to its Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”), to reduce the number of authorized common stock from 75,000,000 to 7,500,000. The amendment will not change any of the current rights and privileges of the Company’s Common Stock or its par value, and will not affect the number of shares of the Company’s Common Stock currently outstanding. Accordingly, the authorized common shares disclosures for all periods presented have been retrospectively adjusted to reflect this amendment of its Restated Certificate of Incorporation.

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

•	Declining cash position.
•	The ability to retain any partial payments of the $1.6 million note financing as liquidated damages.
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

•

Our ability to reduce cost to offset lower average selling prices.  Competitors may reduce average selling prices faster than our ability to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average selling prices. To address increased pricing pressure, we have improved and increased our production yields to reduce the per-unit cost of production of our products. However, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. We are moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we continue to explore opportunities to sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs. As part of our cost reduction efforts, we moved and consolidated our LED packaging facility to our headquarters in Chunan, Taiwan, after the lease ended on February 28, 2018. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the three and nine months ended May 31, 2018, sales to our three largest customers, in the aggregate, accounted for 34% and 28% of our revenues, respectively.

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

•

Cash position.  Our cash and cash equivalents slightly increased to $3.7 million as of May 31, 2018 primarily due to the net cash provided by proceeds from sales of property, plant and equipment. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring opportunities to sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates” for more information about our liquidity plans.

Critical Accounting Policies and Estimates

There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the nine months ended May 31, 2018 as compared to those disclosed in our 2017 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On May 31, 2018, the exchange rate was 29.87 NT dollars to one U.S. dollar. On July 6, 2018, the exchange rate was 30.49 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2016	32.55	33.77	31.19	31.73
Fiscal 2017	30.95	32.30	30.04	30.18
December 2017	29.97	30.03	29.76	29.76
January 2018	29.41	29.62	29.05	29.13
February 2018	29.28	29.39	29.19	29.20
March 2018	29.20	29.30	29.11	29.11
April 2018	29.39	29.71	29.14	29.61
May 2018	29.87	30.03	29.71	29.95
June 2018	30.07	30.58	29.72	30.46
July 2018 (through July 6, 2018)	30.52	30.58	30.49	30.49

(1)	Annual averages calculated from month-end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2018 Compared to the Three Months Ended May 31, 2017

	Three Months Ended May 31,
	2018		2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$43	2%	$64	3%	$(21)	(33)%
LED components	1,289	64%	1,553	74%	(264)	(17)%
Lighting products	269	13%	276	13%	(7)	(3)%
Other revenues(1)	398	21%	218	10%	180	83%
Total revenues, net	1,999	100%	2,111	100%	(112)	(5)%
Cost of revenues	1,837	92%	2,297	109%	(460)	(20)%
Gross profit (loss)	$162	8%	$(186)	(9)%	$348	(187)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 5% to $2.0 million for the three months ended May 31, 2018 from $2.1 million for the three months ended May 31, 2017. The decrease in revenues was driven primarily by a $264 thousand decrease in revenues attributable to sales of LED components, a $21 thousand decrease in revenues attributable to sales of LED chips, and a $7 thousand decrease in revenues attributable to sales of Lighting products, offset by a $180 thousand increase in other revenues.

Revenues attributable to the sales of our LED chips represented 2% and 3% of our revenues for the three months ended May 31, 2018 and 2017, respectively. The decrease of 33% in revenues attributable to sales of LED chips was a result of a decrease in the volume of LED chips sold, offset partially by higher average selling price for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components represented 64% and 74% of our revenues for the three months ended May 31, 2018 and 2017, respectively. The decrease in revenues attributable to sales of LED components was primarily due to seasonal swings in demand for the UV LED components product, offset in part by an increase in the volume sold for general LED products.

Revenues attributable to the sales of lighting products represented 13% of our revenues for both the three months ended May 31, 2018 and 2017. Revenues attributable to the sales of lighting products were slightly lower for the three months ended May 31, 2018 primarily due to a slowdown in demand for LED luminaries and fewer non-recurring project-based orders for LED lighting products, offset in part by a higher average selling price for the LED luminaries.

The increase in other revenues was primarily due to an increase in service revenues for the three months ended May 31, 2018.

Cost of Revenues

Our cost of revenues decreased by 20% from $2.3 million for the three months ended May 31, 2017 to $1.8 million for the three months ended May 31, 2018. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Profits (Loss)

Our gross margin increased from a loss of $186 thousand for the three months ended May 31, 2017 to a profit of $162 thousand for the three months ended May 31, 2018. Our gross margin percentage was positive 8% for the three months ended May 31, 2018, as compared to negative 9% for the three months ended May 31, 2017 as a consequence of the reduction in cost of revenues, as more fully described above.

Operating Expenses

	Three Months Ended May 31,
	2018		2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$296	15%	$257	12%	$39	15%
Selling, general and administrative	799	40%	879	42%	(80)	(9)%
Gain on disposals of long-lived assets, net	(581)	(29)%	(33)	(2)%	(548)	*
Total operating expenses	$514	26%	$1,103	52%	$(589)	(53)%

* Not meaningful

Research and development.  Our research and development expenses were $296 thousand and $257 thousand for the three months ended May 31, 2018 and 2017, respectively. The increase was primarily due to an increase in payroll and in materials and supplies used in research and development.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $879 thousand for the three months ended May 31, 2017 to $799 thousand for the three months ended May 31, 2018. The decrease was mainly attributable to an $83 thousand decrease in payroll and stock based compensation, offset in part by an increase in professional service fees.

Gain on disposal of long-lived assets, net.  We recognized a gain of $581 thousand and $33 thousand on the disposal of long-lived assets for the three months ended May 31, 2018 and 2017, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Three Months Ended May 31,
	2018		2017
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Impairment loss on investment	$—	—%	$(352)	(17)%
Interest expenses, net	(7)	—%	(9)	—%
Other income, net	78	4%	29	1%
Foreign currency transaction gain (loss), net	(45)	(2)%	35	2%
Total other expenses, net	$26	2%	$(297)	(14)%

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

Other income, net.  Our other income consists primarily of rental income from the lease of the second floor of our Hsinchu building, net of related depreciation charge.

Foreign currency transaction gain (loss), net.  We recognized a net foreign currency transaction loss of $45 thousand and a net gain of $35 thousand for the three months ended May 31, 2018 and 2017, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2018 and was zero for fiscal 2017, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was adopted, which among other effects, reduced the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years, makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries. Our provisional estimate is that no tax will be due under this provision. We continue gather information relating to this estimate.

Nine Months Ended May 31, 2018 Compared to the Nine Months Ended May 31, 2017

	Nine Months Ended May 31,
	2018		2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$193	3%	$306	5%	$(113)	(37)%
LED components	3,641	66%	4,807	72%	(1,166)	(24)%
Lighting products	825	15%	1,003	15%	(178)	(18)%
Other revenues(1)	886	16%	527	8%	359	68%
Total revenues, net	5,545	100%	6,643	100%	(1,098)	(17)%
Cost of revenues	5,775	104%	6,706	101%	(931)	(14)%
Gross loss	$(230)	(4)%	$(63)	(1)%	$(167)	*

* Not meaningful

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by approximately 17% from $6.6 million for the nine months ended May 31, 2017 to $5.5 million for the nine months ended May 31, 2018. The $1.1 million decrease in revenues reflects a $113 thousand decrease in revenues attributable to sales of LED chips, a $1.2 million decrease in sales of LED components, and a $178 thousand decrease in revenues attributable to sales of lighting products, offset in part by a $359 thousand increase in other revenues.

Revenues attributable to the sales of our LED chips represented 3% and 5% of our revenues for the nine months ended May 31, 2018 and 2017, respectively. The decrease of 37% in revenues was attributable to a decrease in the volume of LED chips sold, offset partially by higher average selling price for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components represented 66% and 72% of our revenues for the nine months ended May 31, 2018 and 2017, respectively. The decrease in revenues attributable to sales of LED components was primarily due to seasonal swings in demand for the UV LED components product, offset in part by an increase in the volume sold for general LED product.

Revenues attributable to the sales of lighting products represented 15% of our revenues for both the nine months ended May 31, 2018 and 2017. Revenues attributable to the sales of lighting products was lower for the nine months ended May 31, 2018 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products compared to the nine months ended May 31, 2017.

The increase in other revenues was primarily due to an increase in service revenues for the nine months ended May 31, 2018.

Cost of Revenues

Our cost of revenues decreased by 14% from $6.7 million for the nine months ended May 31, 2017 to $5.8 million for the nine months ended May 31, 2018. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment, offset by the effect of raw-material-scrap in January 2018.

Gross Loss

Our gross loss increased from a loss of $63 thousand for the nine months ended May 31, 2017 to $230 thousand for the nine months ended May 31, 2018. Our gross margin percentage was negative 4% for the nine months ended May 31, 2018, as compared to negative 1% for the nine months ended May 31, 2017 as a consequence of a raw-material-scrap in January 2018 as more fully described above.

Operating Expenses

	Nine Months Ended May 31,
	2018		2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$703	13%	$651	10%	$52	8%
Selling, general and administrative	2,313	42%	2,920	44%	(607)	(21)%
Gain on disposals of long-lived assets, net	(790)	(14)%	(113)	(2)%	(677)	*
Total operating expenses	$2,226	41%	$3,458	52%	$(1,232)	(36)%

* Not meaningful

Research and development.  Our research and development expenses increased from $651 thousand for the nine months ended May 31, 2017 to $703 thousand for the nine months ended May 31, 2018. The increase was primarily due to an increase in payroll and in materials and supplies used in research and development and offset by a decrease in depreciation and amortization expenses.

Selling, general and administrative.  Our selling, general and administrative expenses decreased from $2.9 million for the nine months ended May 31, 2017 to $2.3 million for the nine months ended May 31, 2018. The decrease was mainly attributable to a $466 thousand decrease in payroll and stock based compensation and related expense, and a decrease in professional service fee and other general and administrative expenses.

Gain on disposal of long-lived assets, net.

We recognized a net gain of $790 thousand and $113 thousand on the disposal of long-lived assets for the nine months ended May 31, 2018 and 2017, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Nine Months Ended May 31,
	2018		2017
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Impairment loss on investment	$—	—%	$(352)	(5)%
Equity in loss from unconsolidated entities, net	—	—%	(11)	—%
Interest expenses, net	(22)	—%	(26)	—%
Other income, net	625	11%	525	8%
Foreign currency transaction loss, net	3	—%	(46)	(1)%
Total other income (expenses), net	$606	11%	$90	2%

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

Other income, net.  Other income for the nine months ended May 31, 2018 primarily consists of sales of patents and rental income from the lease of the second floor of our Hsinchu building, offset by the commission expense and related depreciation charge. Other income for the nine months ended May 31, 2017 primarily due to the favorable settlement of a lawsuit.

Foreign currency transaction loss, net.

We recognized a net foreign currency transaction gain of $3 thousand and a net loss of $46 thousand for the nine months ended May 31, 2018 and 2017, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2018 and was zero for fiscal 2017, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was adopted, which among other effects, reduced the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years, makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries. Our provisional estimate is that no tax will be due under this provision. We continue gather information relating to this estimate.

Net Loss Attributable to Noncontrolling Interests

	Nine Months Ended May 31,
	2018		2017
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$—	—%	$(13)	(0)%

We recognized net losses attributable to noncontrolling interests of $13 thousand for the nine months ended May 31, 2017, which were attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. On March 1, 2017, the 93% equity interest subsidiary, Ning Xiang was dissolved. The assets, liability and certain employees of Ning Xiang were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Lt d. An amount of $46 thousand was paid for the acquisition of the Ning Xiang non-controlling interests. As a result of this payment, our non-controlling interest was reduced to zero.

Liquidity and Capital Resources

As of May 31, 2018 and August 31, 2017, we had cash and cash equivalents of $3.7 million and $3.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of July 6, 2018, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.5 million and $2.7 million as of May 31, 2018 and August 31, 2017, respectively. These long-term notes carry an interest rate of 1.62%, based on the annual time deposit rate plus a specific spread, as of both May 31, 2018 and August 31, 2017, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $12 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of May 31, 2018, our outstanding balance on this note payable was approximately $919 thousand.

•

The second note payable requires monthly payments of principal and interest in the amount of $16 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of May 31, 2018, our outstanding balance on this note payable was approximately $1.6 million.

Property, plant and equipment pledged as collateral for our notes payable were $4.4 and $4.6 million as of May 31, 2018 and August 31, 2017, respectively.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended May 31,
	2018	2017
Net cash used in operating activities	$(273)	$(2,617)
Net cash provided by investing activities	$663	$11
Net cash used in financing activities	$(255)	$(286)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2018 and 2017 was $273 thousand and $2.6 million, respectively. Cash flows used in operating activities for the nine months ended May 31, 2018 was $2.3 million lower, primary attributable to an increase of $1.1 million in cash collected from customers, and a portion of accounts payable and expenses due in August 2016 was paid in the first quarter of fiscal 2017. In addition, a decrease in cash used to pay for salary-related expenses reflecting the effect of cost reduction.

Cash Flows Provided By Investing Activities

Net cash provided by investing activities for the nine months ended May 31, 2018 was $663 thousand, consisting primarily of $913 thousand of proceeds from the sales of machinery and equipment, offset in part by the purchases of machinery and equipment.

Net cash provided by investing activities for the nine months ended May 31, 2017 was $11 thousand, consisting primarily of $113 thousand of proceeds from the sales of machinery and equipment, and $59 thousand of the proceeds from the sale of investments in SILQ and Nanoteco, offset in part by the purchases of machinery and equipment.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the nine months ended May 31, 2018 was $255 thousand, primarily attributable to the repayments on long-term debt.

Net cash used in financing activities for the nine months ended May 31, 2017 was $286 thousand, primarily attributable to the repayments on long-term debt and the payment for the acquisition of noncontrolling interests.

Capital Expenditures

We had capital expenditures of $247 thousand and $149 thousand for the nine months ended May 31, 2018 and 2017, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of May 31, 2018, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2018 In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described above, there were no material pending legal proceedings or claims as of May 31, 2018.

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

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SemiLEDs Corporation (Filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference).

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 12, 2018	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)