Form 10-K
period 2018-08-31
SemiLEDs Corp
filed 2018-11-26
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non‑affiliates of the registrant as of February 28, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Capital Market on such date, was approximately $6.5 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of November 13, 2018: 3,559,290.

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

We were incorporated in the State of Delaware on January 4, 2005. We are a holding company for various wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products, including lighting fixtures and systems, and where most of our employees are based.

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

LED Chips

We produce and purchase a wide variety of blue, white, green and UV LED chips, including our EV LED product series, currently ranging from chip sizes of 380 microns, or µm, by 380µm to 1520µm by 1520µm. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. Our LED chips are used primarily for applications in the specialty lighting market, including commercial, and industrial sectors. Our LED chips may be used in specialty industrial applications, such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. Currently we focus mostly on UVLED applications. Revenues from sales of our LED chips represented 3% and 4% of our revenues for the years ended August 31, 2018 and 2017, respectively.

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

Our packaging process includes chip bonding, wire bonding, phosphor coating, encapsulation, scribing, dicing and testing. We may, from time to time, establish packaging operations in selected markets for sale to distributors and end-customers in such markets. We also contract with other manufacturers to produce for our LED components based on our design and technology requirements and under our quality control specifications and final inspection process. Revenues from sales of our LED components represented 69% and 73% of our revenues for the years ended August 31, 2018 and 2017, respectively.

Lighting Products

We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting product customers are primarily ODMs of lighting products and the end-users of lighting devices. Revenues from sales of our lighting products represented 13% and 14% of our revenues for the years ended August 31, 2018 and 2017, respectively.

Manufacturing

Our manufacturing operations are located in Taiwan. Starting in the fourth quarter of our fiscal 2011 and continuing through the first quarter of our fiscal 2019, we have suffered from the underutilization of our manufacturing capacity, primarily for our LED chips. Consequently, a portion of our manufacturing equipment was idled, resulting in significant excess capacity charges. We also use contract manufacturers to produce certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process. We are moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we continue to explore opportunities to sell our chip manufacturing equipment to our ODM partner or others, which will help us to reduce the idle capacity costs. As part of our cost reduction efforts, we moved and consolidated our LED packaging facility to our headquarters in Chunan, Taiwan, after the lease ended on February 28, 2018. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

Raw Materials and Components

We use the following raw materials in our LED chip manufacturing: metal organics, sapphire, copper alloy, gold slugs, sodium gold sulfite, aluminum granules and electrolytic nickel, among others. We use the following assembly materials in the production of our LED component products: gold bond wire, lead frame, ceramic substrate, phosphor, silicon zener-diode, silicone rubber, eutectic (AuSn) bonding material and silver paste, among others. We also purchase industrial and general chemicals and gases for the manufacture of both our LED chips and LED components. We do not manufacture our lighting products from the raw materials, but we assemble our lighting products from individual components, such as LED emitters, electronic components, printed circuit boards, heat-sink, lenses and other metal and plastic components.

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

Sales and Marketing

We market and sell our products through both our direct sales force and distributors. We primarily sell our LED components to distributors and end-customers in selected markets, such as Netherlands, Taiwan, the United States and China. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. We sell our LED chips to packagers and distributors. Our lighting product customers consist primarily of ODMs of lighting products and the end-users of lighting devices with the sales made by our direct sales force.

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

Customers

We package our LED chips into LED components, which we sell to distributors and end-customers in selected markets. In addition, we sell a portion of our LED chips products to packaging customers and LED chip distributors. Sales to distributors represented 3% and 2% of our revenues for the years ended August 31, 2018 and 2017, respectively.

We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2018 and 2017, our top ten customers collectively accounted for 66% and 69%, respectively, of our revenues. Some of our largest customers and what we produce or have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2018 and 2017, sales to our three largest customers, in the aggregate, accounted for 34% and 49% of our revenues, respectively. For the year ended August 31, 2018, sales to UFlex Limited and Oreon Holding B.V. accounted for 14% and 13% of our total revenues, respectively. For the year ended August 31, 2017, sales to Revlon, Inc. accounted for 36% of our total revenues.

Our revenues are concentrated in a few select markets, including Netherlands, Taiwan, the United States and China (including Hong Kong). We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in these markets.

Our Joint Ventures and Investments

We have grown our business in part through strategic alliances and acquisitions, and may from time to time continue to grow our operations by participating in joint ventures, making acquisitions or establishing other strategic alliances with third parties in the LED and LED-related industries. Although we do not have any current joint ventures, we may continue to explore new opportunities for strategic alliances.

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

As of August 31, 2018, we had 138 patents issued and 5 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2018, we also had 171 patents issued and 1 patents pending before patent and trademark offices outside the United States. Of these 309 issued patents, 58 expire between 2019 and 2023, 151 expire between 2024 and 2028, 97 expire between 2029 and 2035, and 3 expire after 2035. Sixty-seven of our issued patents are design patents and one of our pending patents is a design patent. On October 25, 2017, we sold four US patents to an LED manufacturer for $500 thousand. We believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to “SemiLEDs” in the United States and China, and “MvpLED” in China.

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

Employees

As of August 31, 2018, we had approximately 160 employees. Most of these employees were based in Taiwan, with a small number of employees in China. None of our employees is represented by a labor union. We consider relations with our employees to be good.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to a return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case.  The judge has not ruled on ours motion. If our motion for specific enforcement is not granted, we intend to defend this case vigorously. Any judgment requiring us to return amounts previously paid by Well Thrive would impact the viability of our liquidity plan and our ability to continue as a going concern.

We may not be able to realize adequate interest or prices for selling certain non-core patent.

We have sold certain patents, generally for technology that we are not actively developing. While we plan to continue to monetize our patent portfolio through sales of non-core patents, we may not be able to realize adequate interest or prices for those patents. Accordingly, we cannot provide assurance that we will be able to generate revenue from these sales.

We have incurred net losses in recent periods and may require additional financing. If financing is not available, we may be required to further downsize or discontinue operations.

We incurred net losses attributable to SemiLEDs stockholders of $3.0 million and $4.1 million for the years ended August 31, 2018 and 2017, respectively. We can give no assurance that we will not continue to incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. As of August 31, 2018, we had an accumulated deficit of $174.1 million. Further, at August 31, 2018, our cash and cash equivalents was down to $3.4 million. These facts and conditions raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes it has liquidity plan, as further described in elsewhere in this annual report that if executed successfully should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2019, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

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

Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives. For example, in the second quarter of fiscal 2017, we have successfully moved down the supply chain, supplying customer with a full UVLED lamp system. Our UVLED lamp started from stand alone to a full system that includes lamp-to-printer signal communication to various safety interlocks. Two UVLED systems were delivered in the third and fourth fiscal quarter. We expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect or have to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable for us to recover all or a meaningful part of our investment. In addition, our new products or enhancements may need certifications or require qualifications by our customers or potential customers. However, both of the certification and qualification processes are lengthy and uncertain and may negatively impact our sales and marketing efforts to sell or transition our customers to such new products or enhancements. Furthermore, once introduced, new products may adversely impact sales of our older generation products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results.

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

LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED components represented 69% and 73% of our revenues for the years ended August 31, 2018 and 2017, respectively. Although revenues attributable to the sale of LED lighting products accounted for 3% and 4% of our revenues for the years ended August 31, 2018 and 2017, we expect to continue to generate our revenues mainly from the sales of LED components for the foreseeable future. As such, the continued market acceptance of our LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our business, financial condition and results of operations.

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

SemiLEDs had moved away from general lighting markets due to extreme price erosion led by companies in China. We have moved on to focus on industrial UV applications. If LED lighting does not achieve widespread acceptance and adoption, or if demand for LED products does not grow as we anticipate, our revenues may decline and our prospects for growth and profitability will be limited. Moreover, if existing sources of light other than LED devices, such as organic light emitting diodes (OLEDs), achieve adoption, or if new sources of light are developed, our current products and technologies could become less competitive or obsolete.

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

Our gross margins have fluctuated and may continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. The sales of our UV LED embedded components product successfully improved our gross margin, operating results and cash flows in fiscal 2017, but slightly dropped in fiscal 2018. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our UV market, focus on product enhancement and developing our UV LED into many other applications or devices. As we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

Our revenues are highly concentrated in a few select markets, including Netherlands, Taiwan, the United States and China (including Hong Kong). Net revenues generated from sales to customers in Taiwan, the United States and China, in the aggregate, accounted for 51% and 71% of the Company’s net revenues for the years ended August 31, 2018 and 2017, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED-sector companies has resulted in production overcapacity in the market and intense competition. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

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

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2018 and 2017, our top ten customers collectively accounted for 66% and 69%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2018 and 2017, sales to our three largest customers, in the aggregate, accounted for 34% and 49% of our revenues, respectively.

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

There can be no assurance that the steps we have taken or plan to take in the future are adequate to protect our intellectual property, including our proprietary technologies and trade secrets. We expect to continue to seek patent and trademark protection for our technologies and know-how. However, we will only be able to protect such technologies and know-how from unauthorized use by third parties to the extent that valid, protectable and enforceable rights cover them. We cannot be certain that our patent and trademark applications will lead to patents being issued and registered trademarks being granted in a timely manner, or at all. Even if we are successful in obtaining such rights, the intellectual property laws of other countries in which our products are sold or may in the future be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. For example, China currently is thought to afford less protection to intellectual property rights generally than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability as regards unauthorized disclosure or use of our intellectual property and undermine our competitive position. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in LED-related industries are uncertain and still evolving, both in the United States and in other countries. Moreover, the contractual agreements that we enter into with employees, licensees and third parties to protect our intellectual property and proprietary rights afford only limited protection and may not been enforceable.

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

Impairment of our long-lived assets, cost-method investments could reduce our earnings.

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

The non-U.S. activities of our non-U.S. subsidiaries may be subject to U.S. taxation.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was adopted, which among other effects, reduced the U.S. federal corporate income tax rate to 21% from 34% (or 35% in certain cases) beginning in 2018, requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years, makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries. Our provisional estimate is that no tax will be due under this provision. However, there can be no assurance as to accuracy of the estimation. If the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s financial condition, operating results and cash flows could be materially adversely affected.

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

Our cash position in SemiLEDs Corporation’s bank account has declined significantly. SemiLEDs Corporation has substantial intercompany receivables from Taiwan SemiLEDs. However, we are dependent on Taiwan SemiLEDs’ ability to raise money through the sale of its building or the sale of a portion of its subsidiary and the restructuring of its chip operation to pay back SemiLEDs Corporation. We entered into an agreement in December 2015 with a strategic partner for the potential sale of our headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. As of August 31, 2018, we haven’t received the $1 million and 1.2 million due on December 31, 2016 and 2017, respectively. We intend to revoke the agreement for the sales of the headquarters, and both parties are in discussions regarding repaying the $3 million deposit. We are working on a loan from our shareholders for the repayment of $3 million.

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

Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the years ended August 31, 2018 and 2017, 28% and 23%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 9% and 11% of our revenues for the years ended August 31, 2018 and 2017, respectively.

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

As of November 13, 2018, 3.5 million shares of common stock were issued and outstanding, including approximately 0.6 million shares of common stock issued in the initial public offering, which are freely tradable without restriction by non-affiliates. Certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliate and persons who have been affiliates in the last three months, would be subject to volume limitations and certain other restrictions under Rule 144, including that we are current in our SEC filings. In general, Rule 144 provides that any of our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we are current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

As of November 13, 2018, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 40% of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to practically control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following are significant manufacturing and office facilities that we own or lease as of August 31, 2018:

•

We own a four-story building located in Hsinchu Science Park, Taiwan. We occupy approximately 183 thousand square feet of the building, and we lease approximately 50 thousand square feet of the building to a third party tenant. Approximately 36% of our occupied space in the building is devoted to our manufacturing operations. We lease the land on which the building is situated from the Science Park Administration in Hsinchu. We entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. As of August 31, 2018, we haven’t received the $1 million and $1.2 million due on December 31, 2016 and 2017. We intend to revoke the agreement and both parties are in discussions regarding repaying the $3 million deposit. We are working on a loan of $3 million from our shareholders for these repayments.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case.  The judge has not ruled on ours motion. If our motion for specific enforcement is not granted, we intend to defend this case vigorously.

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

There were 63 holders of record of our common stock as of November 13, 2018.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2018.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Netherlands, Taiwan, the United States and China (including Hong Kong). We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

•

Our ability to get chips from other chip suppliers. Our reliance on our chip suppliers exposes us to a number of significant risks, including reduced control over delivery schedules, quality assurance and production costs, lack of guaranteed production capacity or product supply. If our chip suppliers are unable or unwilling to continue to supply our chips at requested quality, quantity, performance and costs, or in a timely manner, our business and reputation could be seriously harmed. Our inability to procure chips from other chip suppliers at the desired quality, quantity, performance and cost might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

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

•

General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Netherlands, Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2018 and 2017, sales to our three largest customers, in the aggregate, accounted for 34% and 49% of our revenues, respectively.

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

•

Declining cash position. Our cash and cash equivalents decreased to $3.4 million as of August 31, 2018 primarily due to the combination of our net cash used in operating activities and payments related to long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring opportunities to sell certain equipment related to the manufacturing of vertical LED chips to our ODM partner or others, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates— Basis of Presentation— Going Concern” for more information about our liquidity plans.

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

Our customers consist primarily of packagers, ODMs and end‑customers. Our revenues attributable to our ten largest customers accounted for 66% and 69% of our revenues for the years ended August 31, 2018 and 2017, respectively.

Our revenues have been concentrated in a few select markets, including Netherlands, Taiwan, the United States and China (including Hong Kong). Net revenues generated from these countries, in the aggregate, accounted for 75% and 80% of our net revenues for the years ended August 31, 2018 and 2017, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

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

Gain on Disposal of Long‑Lived Assets, net. We recognized a gain of $902 thousand and $149 thousand on the disposal of long-lived assets for the year ended August 31, 2018 and 2017, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expense)

Impairment loss on investment. We recognized impairment losses of $352 thousand on our investments in Intematix, that we account for using the cost method during the year ended August 31, 2017. We recognized no impairment losses on our investments during the year ended August 31, 2018 since Intematix has completed its liquidation.

Equity in loss from unconsolidated entities. We recognized net loss of $8 thousand from our cost method investments in Intematix for the year ended August 31, 2018, based on the excess of the carry amount over the receivables. Loss from unconsolidated entities consists of our portion of the income or losses of SILQ. The entity had been accounted for using the equity method of accounting, and as such, we generally recognized our portion of the net income or loss from the entity in our consolidated statements of operations. We report our investment in the entity as investments in unconsolidated entities on our consolidated balance sheets and such investment amounts are initially stated at cost, and subsequently adjusted for our portion of equity in undistributed earnings or losses. We sold all of our equity interest in SILQ and Nanoteco in November 2016 and February 2017 and recognized a loss on sale of investment of $9 thousand and $2 thousand for the year ended August 31, 2017, respectively.

Interest expenses, net. Interest expenses, net consists of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents deposited with commercial banks in the United States and Taiwan. As of August 31, 2018 and 2017, we had cash and cash equivalents of $3.4 million and $3.6 million, respectively, which consisted of time deposits with initial maturity of greater than three months. Interest expense consists primarily of interest on our long‑term borrowings and/or short‑term lines of credit with certain banks in Taiwan. We had long‑term debt totaling $2.3 million and $2.7 million as of August 31, 2018 and 2017, respectively.

Other income, net. Other income for the year ended August 31, 2018 primarily consists of sales of patents and rental income from the lease of the second floor of our Hsinchu building, offset by the commission expense and related depreciation charge. Other income for the year ended August 31, 2017 primarily due to the favorable settlement of a lawsuit.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction loss of $52 thousand and a net gain of $27 thousand for the years ended August 31, 2018 and 2017, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

The current presidential administration in the United States modified the rules governing taxation of controlled foreign corporations and affiliates and any such changes were not expected to result in our having to pay applicable taxes in the United States on income earned by such entities.

Taiwan tax treatment. The corporate income tax rate in Taiwan is 17%. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional 10% tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2018 and 2017, we do not expect to pay such taxes on undistributed earnings.

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

As of August 31, 2018, we had total foreign net operating loss carryforwards of $107.3 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will expire in various amounts in future years. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

In 2018, the Income Tax Law was amended, and starting from January 1, 2018, the corporate income tax rate was adjusted from 17% to 20%. The effect of the change in tax rate on deferred tax income had been recognized in profit which had been offset by the reverse of deferred tax allowance. The tax rate applicable to unappropriated earnings was reduced from 10% to 5%. The new tax rates are applicable to the Company starting from September 1, 2018.

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

Inventory Valuation

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence and we write down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers’ demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write‑downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write‑downs may be required that could adversely affect our operating results. Inventory write‑downs totaled $695 thousand and $1.5 million for the years ended August 31, 2018 and 2017, respectively. A majority of our inventory write‑downs during the years ended August 31, 2018 and 2017 was related to finished goods and work in process, primarily as a result of obsolescence.

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

For the year ended August 31, 2018, lower than projected sales of our LED products and lower market capitalization compared to our consolidated net book values again indicated potential impairment of our long‑lived assets. We projected undiscounted future cash flows to analyze potential impairment, based upon a variety of factors, including primarily our continuous efforts to suppress gross loss from chip sales and the cooperation model discussed with our ODM partner and other parties, considering all known trends and uncertainties. The significant assumptions used in determining the estimated undiscounted cash flows for the LED chips and components asset group were revised to reflect the new operation status. Based on the assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value. Consequently, no asset impairment was recognized during the year ended August 31, 2018.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 31, 2018, the exchange rate was 30.72 NT dollars to one U.S. dollar. On November 13, 2018, the exchange rate was 30.90 NT dollars to one U.S. dollar.

The following table sets forth, for the periods indicated, information concerning the number of NT dollars for which one U.S. dollar could be exchanged.

	NT dollars per U.S. dollar
	Average(1)	High	Low	Period-End
Fiscal 2016	32.55	33.77	31.19	31.73
Fiscal 2017	30.95	32.30	30.04	30.18
Fiscal 2018	29.93	30.85	29.05	30.72
September 2018	30.74	30.81	30.53	30.53
October 2018	30.89	31.10	30.53	30.96
November 2018 (through November 13, 2018)	30.80	30.92	30.70	30.90

(1)	Annual averages calculated from month‑end rates and monthly averages calculated from daily closing rates.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following consolidated statement of operations data for the years ended August 31, 2018 and 2017 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2018		2017
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$7,495	100%	$9,214	100%
Cost of revenues	7,930	106%	9,132	99%
Gross profit (loss)	(435)	(6)%	82	1%
Operating expenses:
Research and development	957	13%	851	9%
Selling, general and administrative	3,184	42%	3,708	40%
Gain on disposals of long-lived assets, net	(902)	(12)%	(149)	(2)%
Total operating expenses	3,239	43%	4,410	47%
Loss from operations	(3,674)	(49)%	(4,328)	(46)%
Other income (expenses):
Impairment loss on investments	—	—%	(352)	(4)%
Equity in loss from unconsolidated entities	(8)	—%	(11)	—%
Interest expenses, net	(27)	—%	(34)	—%
Other income, net	780	10%	594	6%
Foreign currency transaction gain (loss), net	(52)	(1)%	27	—%
Total other income (expenses), net	693	9%	224	2%
Loss before income taxes	(2,981)	(40)%	(4,104)	(44)%
Income tax expense	—	—	—	—
Net loss	(2,981)	(40)%	(4,104)	(44)%
Less: Net loss attributable to noncontrolling interests	—	—%	(13)	—%
Net loss attributable to SemiLEDs stockholders	$(2,981)	(40)%	$(4,091)	(44)%

Year Ended August 31, 2018 Compared to Year Ended August 31, 2017

	Years Ended August 31,
	2018		2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$244	3%	$358	4%	$(114)	(32)%
LED components	5,181	69%	6,738	73%	(1,557)	(23)%
Lighting products	968	13%	1,335	14%	(367)	(27)%
Other revenues(1)	1,102	15%	783	9%	319	41%
Total revenues, net	7,495	100%	9,214	100%	(1,719)	(19)%
Cost of revenues	7,930	106%	9,132	100%	(1,202)	(13)%
Gross profit (loss)	$(435)	(6)%	$82	—%	$(517)	(630)%

(1)

Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and the lease of manufacturing as well as research and development facilities.

Revenues, net

Our revenues decreased by 19% from $9.2 million for the year ended August 31, 2017 to $7.5 million for the year ended August 31, 2018. The $1.7 million decrease in revenues reflects a $114 thousand decrease in revenues attributable to sales of LED chips, a $1.6 million decrease in revenues attributable to sales of LED components, and a $367 thousand decrease in revenues attributable to the sales of lighting products, offset in part by a $319 thousand increase in other revenues.

Revenues attributable to the sales of our LED chips represented 3% and 4% of our revenues for the years ended August 31, 2018 and 2017, respectively. The decrease in revenues attributable to sales of LED chips was the result of a 59% decrease in the volume of LED chips sold, primarily due to our strategic decision to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 69% and 73% of our revenues for the years ended August 31, 2018 and 2017, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower average selling price for our UV LED product. The decrease was also a result of lower volume sold for another LED components products, which has a higher average selling price. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Revenues attributable to the sales of lighting products represented 13% and 14% of our revenues for the years ended August 31, 2018 and 2017, respectively. The decrease in revenues attributable to the sales of lighting products was due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products.

The increase in other revenues was primarily due to an increase in service revenues for the year ended August 31, 2018.

Cost of Revenues

Our cost of revenues decreased by 13% from $9.1 million for the year ended August 31, 2017 to $7.9 million for the year ended August 31, 2018. The decrease in cost of revenues was primarily due to our ongoing cost reduction efforts, a decrease in volume sold and a decrease in depreciation expense and idle capacity charges associated with property, plant and equipment. Inventory write‑downs totaled $695 thousand and $1.5 million for the years ended August 31, 2018 and 2017, respectively. A majority of our inventory write‑downs during the years ended August 31, 2018 and 2017 was related to finished goods and work in process, primarily as a result of obsolescence.

Gross Profit (Loss)

Our gross loss increased from a profit of $82 thousand for the year ended August 31, 2017 to a loss of $435 thousand for the year ended August 31, 2018. Our gross margin percentage was negative 6% for the year ended August 31, 2018, as compared to 1% for the year ended August 31, 2017 as a consequence of the decrease in the sales of products with higher margin.

Operating Expenses

	Years Ended August 31,
	2018		2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$957	13%	$851	9%	$106	12%
Selling, general and administrative	3,184	42%	3,708	40%	(524)	(14)%
Gain on disposals of long-lived assets, net	(902)	(12)%	(149)	(2)%	(753)	505%
Total operating expenses	$3,239	43%	$4,410	47%	$(1,171)	(27)%

Research and development. Our research and development expenses increased from $851 thousand for the year ended August 31, 2017 to $957 thousand for the year ended August 31, 2018. The increase was primarily due to a $104 thousand increase in payroll expense and other operating expenses as a result of headcount reallocation and a $71 thousand increase in materials and supplies used in research and development, offset by a $19 thousand decrease in depreciation and amortization expense.

Selling, general and administrative. Our selling, general and administrative expenses decreased from $3.7 million for the year ended August 31, 2017 to $3.2 million for the year ended August 31, 2018. The decrease was mainly attributable to a $299 thousand decrease in payroll and stock based compensation, a $24 thousand decrease in professional services expenses, mainly legal and advisory services and decreases in various other expenses including travel related expenses, rent and insurance of $71 thousand. We have started and will continue to realize the benefits of operating cost reduction actions, such as savings on lease and lower payroll expenses due to workforce reductions and normal attrition, and improvement in operational efficiencies through the consolidation of facilities.

Gain on disposal of long‑lived asset, net. We recognized a gain of $902 thousand and $149 thousand, net on the disposal of long-lived assets for the years ended August 31, 2018 and 2017, respectively. Primarily due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Years Ended August 31,
	2018		2017
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Impairment loss on investments	$—	—%	$(352)	(4)%
Equity in loss from unconsolidated entities	(8)	—%	(11)	—%
Interest expenses, net	(27)	—%	(34)	—%
Other income, net	780	10%	594	6%
Foreign currency transaction gain (loss), net	(52)	(1)%	27	—%
Total other income (expenses), net	$693	9%	$224	2%

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

We recognized net loss of $8 thousand from our cost method investment in InteMatix for the year ended August 31, 2018, based on the excess of the carry amount over the receivables.

We sold all of our equity interest in SILQ and Nanoteco in November 2016 and February 2017 and recognized a loss on sale of investment of $9 thousand and $2 thousand for the years ended August 31, 2017, respectively.

Interest expenses, net. The decrease in interest expenses, net was primarily due to the decrease in debt balance because of the repayment of debt.

Other income, net. Other income for the year ended August 31, 2018 primarily consists of sales of patents and rental income from the lease of the second floor of our Hsinchu building, offset by the commission expense and related depreciation charge. Other income for the year ended August 31, 2017 was primarily due to the favorable settlement of a lawsuit.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction loss of $52 thousand and a net gain of $27 thousand for the years ended August 31, 2018 and 2017, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense (Benefit)

We did not recognize any income tax expense for both the year ended August 31, 2018 and 2017, because although we incurred losses before income tax for most of our subsidiaries for the fiscal year, we provided a full valuation allowance on all deferred tax assets.

As of August 31, 2018 and 2017, we recognized full valuation allowances of $35.4 million and $44.4 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2018 and 2017. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

As of August 31, 2018, we had U.S. federal net operating loss carryforwards of $13.1 million, which will expire in various amounts beginning in our fiscal 2026. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

As of August 31, 2018, we had total foreign net operating loss carryforwards of $107.3 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

Net Loss Attributable to Noncontrolling Interests

	Years Ended August 31,
	2018		2017
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$—	—%	$(13)	—%

We recognized net losses attributable to noncontrolling interests of $13 thousand for the year ended August 31, 2017, which was attributable to the share of the net losses of Ning Xiang held by the remaining noncontrolling holders. Noncontrolling interests represented a 49% equity interest in Ning Xiang since the date of acquisition, reduced to 34% beginning in April 2013, reduced to 13% beginning in November 2013, and further reduced to 7% beginning in December 2014. On March 1, 2017, the 93% equity interest subsidiary, Ning Xiang was dissolved. The assets, liabilities and certain employees of Ning Xiang were merged into its holding company, Taiwan Bandaoti Zhaoming Co., Ltd. An amount of $46 thousand was paid for the acquisition of the Ning Xiang non-controlling interests. As a result of this payment, non-controlling interest in the Company was reduced to zero.

Liquidity and Capital Resources

As of August 31, 2018 and 2017, we had cash and cash equivalents of $3.4 million and $3.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of November 13, 2018, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.3 million and $2.7 million as of August 31, 2018 and 2017, respectively. These long-term notes carry an interest rates of 1.62%, based on the annual time deposit rate plus a specific spread, as of both August 31, 2018 and 2017, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15‑year term of the note with final payment to occur in May 2024 and, as of August 31, 2018, our outstanding balance on this note payable was approximately $860 thousand.

•

The second note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of August 31, 2018, our outstanding balance on this note payable was approximately $1.5 million.

Property, plant and equipment pledged as collateral for our notes payable were $4.2 million and $4.6 million as of August 31, 2018 and 2017, respectively.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $3.0 million and $4.1 million during the years ended August 31, 2018 and 2017, respectively. Net cash used in operating activities for the year ended August 31, 2018 was $1.2 million. As of August 31, 2018, we had cash and cash equivalents of $3.4 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10‑K (in thousands):

	Years Ended August 31,
	2018	2017
Net cash used in operating activities	$(1,177)	$(2,109)
Net cash provided by investing activities	$1,213	$31
Net cash used in financing activities	$(331)	$(369)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the years ended August 31, 2018 and 2017 was $1.2 million and $2.1 million, respectively. Cash used in operating activities for the year ended August 31, 2018 was $932 thousand lower, primary attributable to an increase of $1.0 million in cash collected from customers, and a decrease of $222 in accounts payable and expenses due in the year ended August 31, 2018 compared to the year ended August 31, 2017. In addition, a decrease in cash used to pay for salary-related expenses reflecting the effect of cost reduction.

Cash Flows Provided By Investing Activities

Net cash provided by investing activities for the year ended August 31, 2018 was $1.2 million, consisting primarily of the proceeds from property, plant and equipment of $1 million representing primarily the disposal of idle machinery. Proceeds from sales of investment and from patents assignment contributed $54 thousand and $500 thousand, respectively. These were offset in part by a $341 thousand in cash used in the purchase of machinery and equipment.

Net cash provided by investing activities for the year ended August 31, 2017 was $31 thousand, consisting primarily of the proceeds from the sales of property, plant and equipment and the sale of investments in SILQ and Nanoteco, offset in part by the purchases of machinery and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities for the year ended August 31, 2018 was $331 thousand, primarily attributable to the repayments on long-term debt.

Net cash used in financing activities for the year ended August 31, 2017 was $369 thousand, primarily attributable to the repayments on long-term debt and the payment for the acquisition of noncontrolling interests.

Capital Expenditures

We had capital expenditures of $341 thousand and $150 thousand for the years ended August 31, 2018 and 2017, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Off‑Balance Sheet Arrangements

As of August 31, 2018, we did not engage in any off‑balance sheet arrangements. We do not have any interests in variable interest entities.

Accounting Pronouncements Not Yet Adopted

Please refer to ‘Summary of Significant Accounting Policies_ Recent Accounting Pronouncements’ for more details.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of SemiLEDs Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SemiLEDs Corporation and its subsidiaries (the "Company") as of August 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2016.

Lakewood, Colorado

November 26, 2018

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,421	$3,582
Accounts receivable (including related parties), net of allowance for doubtful accounts of $477 and $815 as of August 31, 2018 and August 31, 2017, respectively	282	1,111
Inventories	1,818	2,946
Prepaid expenses and other current assets	340	405
Total current assets	5,861	8,044
Property, plant and equipment, net	7,213	8,275
Intangible assets, net	98	104
Investments in unconsolidated entities	914	992
Other assets	164	255
TOTAL ASSETS	$14,250	$17,670
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$335	$335
Accounts payable	894	1,145
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	5,505	5,482
Total current liabilities	7,234	7,462
Long-term debt, excluding current installments	2,013	2,391
Total liabilities	9,247	9,853
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 3,559 shares and 3,544 shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively	—	—
Additional paid-in capital	175,527	175,386
Accumulated other comprehensive income	3,727	3,701
Accumulated deficit	(174,251)	(171,270)
Total equity	5,003	7,817
TOTAL LIABILITIES AND EQUITY	$14,250	$17,670

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2018	2017
Revenues, net	$7,495	$9,214
Cost of revenues	7,930	9,132
Gross profit (loss)	(435)	82
Operating expenses:
Research and development	957	851
Selling, general and administrative	3,184	3,708
Gain on disposals of long-lived assets, net	(902)	(149)
Total operating expenses	3,239	4,410
Loss from operations	(3,674)	(4,328)
Other income (expenses):
Impairment loss on investments	—	(352)
Equity in loss from unconsolidated entities	(8)	(11)
Interest expenses, net	(27)	(34)
Other income, net	780	594
Foreign currency transaction gain (loss), net	(52)	27
Total other income (expenses), net	693	224
Loss before income taxes	(2,981)	(4,104)
Income tax expense	—	—
Net loss	(2,981)	(4,104)
Less: Net loss attributable to noncontrolling interests	—	(13)
Net loss attributable to SemiLEDs stockholders	$(2,981)	$(4,091)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.84)	$(1.16)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,550	3,544

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2018	2017
Net loss	$(2,981)	$(4,104)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	26	300
Comprehensive loss	$(2,955)	$(3,804)
Comprehensive loss attributable to noncontrolling interests	$-	$(16)
Comprehensive loss attributable to SemiLEDs stockholders	$(2,955)	$(3,788)

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2016	3,517	$—	$175,384	$3,398	$(167,179)	$11,603	$39	$11,642
Issuance of common stock under equity incentive plans	27	—	—	—	—	—	—	—
Stock-based compensation	—	—	25	—	—	25	—	25
Purchase of common shares in Ning Xiang from noncontrolling interests	—	—	(23)	—	—	(23)	(23)	(46)
Other comprehensive income (loss)	—	—	—	303	—	303	(3)	300
Net loss	—	—	—	—	(4,091)	(4,091)	(13)	(4,104)
BALANCE—August 31, 2017	3,544	$—	$175,386	$3,701	$(171,270)	$7,817	$—	$7,817
Issuance of common stock under equity incentive plans	15	—	—	—	—	—	—	—
Stock-based compensation	—	—	141	—	—	141	—	141
Other comprehensive income (loss)	—	—	—	26	—	26	—	26
Net loss	—	—	—	—	(2,981)	(2,981)	—	(2,981)
BALANCE—August 31, 2018	3,559	$—	$175,527	$3,727	$(174,251)	$5,003	$—	$5,003

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,981)	$(4,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998	1,096
Impairment loss on investments	—	352
Stock-based compensation expense	141	25
Bad debt expense	10	42
Provisions for inventory write-downs	695	1,506
Equity in loss from unconsolidated entities	8	11
Gain on disposals of long-lived assets, net	(902)	(149)
Income recognized on patents assignment	(499)	—
Changes in :
Accounts receivable, net	801	(202)
Inventories	393	(205)
Prepaid expenses and other	129	351
Accounts payable	(84)	(191)
Accrued expenses and other current liabilities	114	(641)
Net cash used in operating activities	(1,177)	(2,109)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(341)	(150)
Proceeds from sales of property, plant and equipment	1,004	149
Payments for development of intangible assets	(4)	(25)
Proceeds from sale of investment	54	59
Proceeds from patents assignment	500	—
Other investing activities	—	(2)
Net cash provided by (used in) investing activities	1,213	31
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(331)	(323)
Acquisition of noncontrolling interests	—	(46)
Net cash provided by (used in) financing activities	(331)	(369)
Effect of exchange rate changes on cash and cash equivalents	134	(1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(161)	(2,448)
CASH AND CASH EQUIVALENTS—Beginning of year	3,582	6,030
CASH AND CASH EQUIVALENTS—End of year	$3,421	$3,582
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$43	$47
Cash paid for income taxes	$—	$3
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$67	$217

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2018 and 2017

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

As of August 31, 2018, SemiLEDs had five wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 100% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The Company has suffered losses from operations of $3.7 million and $4.3 million, and used net cash in operating activities of $1.2 million and $2.1 million for the years ended August 31, 2018 and 2017, respectively. Gross loss on product sales was $435 thousand for the year ended August 31, 2018 and gross profit was $82 thousand for the year ended August 31, 2017. Further, at August 31, 2018, the Company’s cash and cash equivalents was down to $3.4 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

The Company entered into an agreement in December 2015 with a strategic partner for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. As of August 31, 2018, the Company hasn’t received the $1.2 million due on December 31, 2017 and the $1 million due on December 31, 2016. The Company intends to revoke the agreement for the sale of the headquarters and both parties are in discussions regarding repaying the $3 million deposit. The Company is working on a loan from shareholders for the repayment of $3 million.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2018 and 2017, cash and cash equivalents of the Company consisted of the following (in thousands):

	August 31,
Cash and Cash Equivalents by Location	2018	2017
United States;
Denominated in U.S. dollars	$194	$109
Taiwan;
Denominated in U.S. dollars	2,220	2,350
Denominated in New Taiwan dollars	55	81
Denominated in other currencies	910	646
China (including Hong Kong);
Denominated in U.S. dollars	7	7
Denominated in Renminbi	29	389
Denominated in H.K. dollars	6	—
Total cash and cash equivalents	$3,421	$3,582

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

Customers that accounted for 10% or more of the Company’s total net accounts receivable as of August 31, 2018 and 2017 consist of the following:

	August 31,
Customers	2018	2017
Customer A	2%	53%
Customer C	18%	24%
Customer D	18%	2%
Customer E	17%	—%
Customer F	10%	—%

The customers accounted for 10% or more of the Company’s total net revenues for the years ended August 31, 2018 and 2017, as follows (in thousands, except percentages):

	Years Ended August 31,
	2018		2017
		% of		% of
Customers	Amount	Revenues	Amount	Revenues
Customer A	$542	7%	$3,430	36%
Customer C	991	13%	447	5%
Customer E	1,014	14%	51	1%

Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

As of August 31, 2018 and 2017, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2018	2017
Cash;
Cash and demand deposits	$3,403	$3,564
Cash equivalents;
Money market funds	18	18
Total cash and cash equivalents	$3,421	$3,582

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

Inventories— Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write‑downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped.

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

No impairment charge was recognized in the years ended August 31, 2018 and 2017.

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

During the year ended August 31, 2017, the Company recognized an other-than-temporary impairment loss of $352 thousand, on its investments. See Note 4 for further details. No impairment charge was recognized in the year ended August 31, 2018.

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

Advertising Costs —Advertising costs are expensed as incurred. Advertising costs totaled $1 thousand and $3 thousand for the years ended August 31, 2018 and 2017, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Reporting —The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended August 31, 2018 and 2017, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280‑10‑50‑1, “Segment Reporting.”

Shipping and Handling Costs — The Company includes costs from shipping and handling within cost of revenues in the period in which they are incurred.

Revenue Recognition — The Company recognizes revenues on sales of its products when persuasive evidence of an arrangement exists, the price is fixed or determinable, ownership and risk of loss has transferred and collection of the sales proceeds is probable. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non‑conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company’s warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant. The Company will adopt ACS 606 using the modified retrospective transition method. Under this approach, the Company will apply the new standards to all new contracts initiated on/after September 1 2018, and, for contracts which have remaining obligations as of September 1 2018, the Company expects no adjustment to the opening balance of its retained earnings account.

Accounts Receivable —Accounts receivable (including related parties with zero net book value as of August 31 2018 and 2017, respectively) are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Charges to bad debt expense were $10 thousand and $42 thousand during the years ended August 31, 2018 and 2017, respectively.

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

See Note 13 for further details.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This standard will be effective for the Company on September 1, 2020. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This standard will be effective for the Company on September 1, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has subsequently issued multiple ASUs which amend and clarify the guidance. This standard will be effective for the Company on September 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. The Company will adopt the new standard using the modified retrospective transition method. The new revenue standard will not have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

3.	BALANCE SHEET COMPONENTS

Inventories

Inventories as of August 31, 2018 and 2017 consist of the following (in thousands):

	August 31,
	2018	2017
Raw materials	$577	$885
Work in process	505	758
Finished goods	736	1,303
Total	$1,818	$2,946

Inventory write‑downs to estimated net realizable values for the years ended August 31, 2018 and 2017 were $695 thousand and $1,506 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment as of August 31, 2018 and 2017 consist of the following (in thousands):

	August 31,
	2018	2017
Buildings and improvements	$13,558	$13,891
Machinery and equipment	39,391	42,562
Leasehold improvements	150	238
Other equipment	2,312	2,311
Construction in progress	289	321
Total property, plant and equipment	55,700	59,323
Less: Accumulated depreciation and amortization	(48,487)	(51,048)
Property, plant and equipment, net	$7,213	$8,275

Depreciation expense was $976 thousand and $1,081 thousand for the years ended August 31, 2018 and 2017, respectively.

Property, plant and equipment pledged as collateral for the Company’s notes payable were $4.2 million and $4.6 million as of August 31, 2018 and 2017, respectively.

Intangible Assets

Intangible assets as of August 31, 2018 and 2017 consist of the following (in thousands):

	August 31, 2018
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$544	$446	$98
Acquired technology	5	494	494	—
Total		$1,038	$940	$98

	August 31, 2017
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$574	$470	$104
Acquired technology	5	503	503	—
Total		$1,077	$973	$104

Amortization expense was $22 thousand and $15 thousand for the years ended August 31, 2018 and 2017, respectively.

No impairment charge was recognized in the year ended August 31, 2018 and 2017.

The estimated future amortization expense for the Company’s intangible assets as of August 31, 2018 is as follows (in thousands):

Years Ending August 31,	Total
2019	$9
2020	9
2021	9
2022	9
2023	9
Thereafter	53
Total	$98

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of August 31, 2018 and 2017 consist of the following (in thousands):

	August 31,
	2018	2017
Advance receipts from sale of our headquarters building	$3,199	$3,256
Accrued compensation and benefits	1,242	1,348
Other (individually less than 5% of total accrued expenses and other current liabilities)	1,064	878
Total	$5,505	$5,482

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2018 and 2017 consist of the following (in thousands, except percentages):

	August 31, 2018		August 31, 2017
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
SILQ (Malaysia) Sdn. Bhd. (“SILQ”)	—%	$—	0%	$—
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Cost method investments	Various	914	Various	992
Total investments in unconsolidated entities		$914		$992

There were no dividends received from unconsolidated entities through August 31, 2018.

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

Cost Method Investments

The fair values of the Company’s cost method investments are not readily available. All cost method investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In February 2017, the Company sold all Nanoteco shares owned to the other investor for a cash consideration of $18 thousand and recognized a loss on sale of investment of $2 thousand. The Company recognized an other-than-temporary impairment loss of $352 thousand on our cost method investments in Intematix for the year ended August 31, 2017 based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. During the year ended August 31, 2018, the Company recognized net loss of $8 thousand from cost method investment in Intematix based on the excess of the carry amount over the receivables that the investee notified after its liquidation being completed.

5.	INDEBTEDNESS

Long‑term Debt

Long‑term debt as of August 31, 2018 and 2017 consist of the following loans with a bank (in thousands):

	August 31,
	2018	2017
First note payable	$860	$1,019
Second note payable	1,488	1,707
Total long-term debt	2,348	2,726
Less: Current installments	(335)	(335)
Total long-term debt, excluding current installments	$2,013	$2,391

The long‑term notes in the table above carry an interest rates of 1.62% as of August 31, 2018 and 2017, are payable in monthly installments, and are secured by the Company’s property, plant and equipment. The interest rates are based on the annual time deposit rate plus a certain spread. The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15‑year term of the note with final payment to occur in May 2024. The second note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15‑year term of the note with final payment to occur in December 2025. The notes do not have prepayment penalties or balloon payments upon maturity of the notes.

The scheduled principal payments for the Company’s long‑term debt as of August 31, 2018 consist of the following (in thousands):

Scheduled
Principal
Years Ending August 31,	Payments
2019	$335
2020	342
2021	348
2022	354
2023	359
Thereafter	610
Total	$2,348

6.	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancellable leases that expire at various dates between October 2018 and December 2020. As of August 31, 2018 and 2017, the Company maintained outstanding deposits for these leases in the amount of $85 thousand and $87 thousand, respectively, which are included other long‑term assets in the accompanying consolidated balance sheets. Lease expense related to these operating leases was $472 thousand and $454 thousand for the years ended August 31, 2018 and 2017, respectively. Lease expense is recognized on a straight‑line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of August 31, 2018 consist of the following (in thousands):

Operating
Years Ending August 31,	Leases
2019	$96
2020	94
2021	31
2022	—
2023	—
Thereafter	—
Total	$221

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.6 million and $1.5 million as of both August 31, 2018 and 2017, respectively.

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

On June 21, 2017, Well Thrive filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to the Purchase Agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company has retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case.  The judge has not ruled on the Company’s motion. If the Company’s motion for specific enforcement is not granted, the Company intends to defend this case vigorously

Except as described above, as of August 31, 2018, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 521 thousand shares was reserved for issuance under the 2010 Plan as of both August 31, 2018 and 2017. As of August 31, 2018 and 2017, there were 189 thousand and 254 thousand shares of common stock available for future issuance under the equity incentive plans.

In January 2018, SemiLEDs granted 56.7 thousand restricted stock units to its employees among which 50% will be vested each year on January 1 of 2019 and 2020 or will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $4.10 per unit.

In March and November 2017, SemiLEDs granted 5 thousand and 2.5 thousand restricted stock units to its directors, vested 100% on March 31, 2018 and June 29, 2018, respectively. The grant-date fair value of the restricted stock units was $3.18 and $4.15 per unit, respectively.

Stock‑based Compensation Expense

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs’ common stock as part of an employment agreement related to the Company’s acquisition of SBDI (later on renamed as TSLC Corporation). A summary of the stock-based compensation expense for the years ended August 31, 2018 and 2017 are as follows (in thousands):

	Years Ended August 31,
	2018	2017
Cost of revenues	$44	$48
Research and development	22	12
Selling, general and administrative	75	(35)
	$141	$25

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

There was no recognized stock-based compensation tax benefit for the years ended August 31, 2018 and 2017, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2018 and 2017.

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

A summary of the option activity and changes for the years ended August 31, 2018 and 2017 is presented below:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2016	14	$107.40	3.6	$1
Granted	—	—
Forfeited	(2)	63.75
Exercised	—	—
Outstanding—August 31, 2017	12	$116.10	3.0	$—
Granted	—	—
Forfeited	(2)	23.40
Exercised	—	—
Outstanding—August 31, 2018	10	$132.66	2.3	$—
Vested and expected to vest—August 31, 2018	10	$132.66	2.3	$—
Exercisable—August 31, 2018	10	$132.66	2.3	$—

As of August 31, 2018 and 2017, unrecognized compensation costs related to unvested stock options were nil.

Restricted Stock Units Awards

The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2018 and 2017 is presented below:

		Weighted-
	Number of	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
	(In thousands)
Outstanding—September 1, 2016	62	$9.89
Granted	5	3.18
Vested	(26)	10.16
Forfeited	(25)	9.75
Outstanding—August 31, 2017	16	$7.33
Granted	66	4.23
Vested	(15)	6.93
Forfeited	(1)	10.70
Outstanding—August 31, 2018	66	$4.25

As of August 31, 2018 and 2017, unrecognized compensation cost related to unvested restricted stock unit awards of $202 thousand and $79 thousand, respectively, is expected to be recognized over a weighted average period of 1.24 years and 0.93 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9.	NET LOSS PER SHARE OF COMMON STOCK

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti‑dilutive (in thousands of shares):

	Years Ended August 31,
	2018	2017
Stock units and stock options to purchase common stock	78	10

10.	INCOME TAXES

The Company’s loss before income taxes is primarily derived from the operations in Taiwan and income tax expense is primarily incurred in Taiwan.

The statutory income tax rate in Taiwan is 17%. An additional 10% corporate income tax, or a surtax, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 10% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

In 2018, the Income Tax Law in Taiwan was amended and, starting from January 1, 2018, the corporate income tax rate was adjusted to 20% while surtax rate was reduced to 5%. The new tax rate is applied to the Company’s income starting from September 1, 2018.

The Company’s loss before income taxes for the years ended August 31, 2018 and 2017 consist of the following (in thousands):

	Years Ended August 31,
	2018	2017
U.S. operations	$(369)	$(628)
Foreign operations	(2,612)	(3,476)
Loss before income taxes	$(2,981)	$(4,104)

Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes for the years ended August 31, 2018 and 2017 as a result of the following (in thousands):

	Years Ended August 31,
	2018	2017
Computed “expected” income tax benefit	$(1,013)	$(1,396)
Foreign tax rate differential	543	337
Valuation allowance	(8,428)	1,036
Other	8,898	23
Income tax expense	$—	$—

Net deferred tax assets (liabilities) as of August 31, 2018 and 2017 consist of the following (in thousands):

	August 31,
	2018	2017
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,549	$1,179
Allowance for doubtful accounts	104	161
Accruals and other	89	86
Property, plant and equipment	1,447	3,604
Stock-based compensation	622	615
Investments in unconsolidated entities	5,554	5,557
Net operating loss carryforwards	26,049	22,741
Net operating loss carryforwards-undistributed earnings tax	—	10,486
Total gross deferred tax assets	35,414	44,429
Less: Valuation allowance	(35,414)	(44,429)
Deferred tax assets, net of valuation allowance	$—	$—

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

As of August 31, 2018, unused net operating loss carryforwards were as follows (in thousands):

	August 31,	Expiration
	2018	Year
U.S. federal net operating loss carryforwards	$13,143	2026-2038
Foreign net operating loss carryforwards (expiring over the next 5 years)	43,559	2019-2023
Foreign net operating loss carryforwards (expiring in more than 5 years)	54,605	2024-2028
Foreign net operating loss carryforwards (indefinite life)	9,107	—
Total unused net operating loss carryforwards and income tax credits	$120,414

Unrecognized Tax Benefits

As of both August 31, 2018 and 2017, the Company had no unrecognized tax benefits.

The Company files income tax returns in the United States federal and certain foreign jurisdictions. The tax years 2005 through 2017 remain open in most jurisdictions, and previously filed in various U.S. states. Below is a summary of open tax years by major tax jurisdiction:

Open
Tax Year
U.S. federal	2005-2017
U.S. state	2005-2017
Foreign—Taiwan	2016-2017

The Company is not currently under examination by income tax authorities in any federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

12.	PRODUCT AND GEOGRAPHIC INFORMATION

Revenues by products for the years ended August 31, 2018 and 2017 are as follows (in thousands):

	Years Ended August 31,
	2018	2017
LED chips	$244	$358
LED components	5,181	6,738
Lighting products	968	1,335
Other(1)	1,102	783
Total	$7,495	$9,214

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2018 and 2017 (in thousands):

	Years Ended August 31,
	2018	2017
Netherlands	$1,786	$750
United States	1,729	4,469
Taiwan	1,383	1,114
India	1,005	63
China	573	560
Germany	399	507
Hong Kong	118	440
France	79	716
Other (individually less than 5% of total net revenues)	423	595
Total	$7,495	$9,214

Tangible Long‑Lived Assets

Substantially all of the Company’s tangible long‑lived assets are located in Taiwan.

13.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of August 31, 2018 and 2017 (in thousands):

	August 31, 2018		August 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$3,421	$3,421	$3,582	$3,582
Receivables (including related parties)	282	282	1,111	1,111
Other assets (non-derivatives)	334	334	506	506
Financial liabilities:
Payables (including related parties)	$3,700	$3,700	$3,835	$3,835
Long-term debt (including current installments)	2,348	2,332	2,726	2,708

The fair values of the financial instruments shown in the above table as of August 31, 2018 and 2017 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.

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

The following table presents assets that were measured at fair value on a nonrecurring basis as of August 31, 2017 (in thousands):

August 31, 2017
Quoted
prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Fair	assets	inputs	inputs	Total
	value	(Level 1)	(Level 2)	(Level 3)	loss
Investment in non-marketable equity security—Intematix	$62	$—	$—	$62	$—

An impairment loss on the Company’s investment in Intematix was recognized based on the excess of the carrying amount over the estimated recoverable value. The recoverable value of the investment was determined based on management’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. Management believes the estimated recoverable value reflected the exit price from a market participant’s perspective at August 31, 2017. During the year ended August 31, 2018, the Company recognized net loss of $8 thousand from cost method investment in Intematix based on the excess of the carry amount over the receivables that the investee notified after its liquidation being completed.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly statement of operations data for each of the years ended August 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended
	November 30,	February 28,	May 31,	August 31,	Fiscal
	2017	2018	2018	2018	2018
Revenues, net	$2,003	$1,543	$1,999	$1,950	$7,495
Cost of revenues	1,951	1,987	1,837	2,155	7,930
Gross profit (loss)	52	(444)	162	(205)	(435)
Operating expenses	917	795	514	1,013	3,239
Loss from operations	(865)	(1,239)	(352)	(1,218)	(3,674)
Net loss attributable to SemiLEDs stockholders	$(392)	$(1,132)	$(326)	$(1,131)	$(2,981)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.11)	$(0.32)	$(0.09)	$(0.32)	$(0.84)

	Three Months Ended
	November 30,	February 29,	May 31,	August 31,	Fiscal
	2016	2017	2017 (1)	2017	2017
Revenues, net	$2,702	$1,830	$2,111	$2,571	$9,214
Cost of revenues	2,586	1,823	2,297	2,426	9,132
Gross loss	116	7	(186)	145	82
Operating expenses	1,219	1,136	1,103	952	4,410
Loss from operations	(1,103)	(1,129)	(1,289)	(807)	(4,328)
Net loss attributable to SemiLEDs stockholders	$(690)	$(1,142)	$(1,586)	$(673)	$(4,091)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.20)	$(0.32)	$(0.45)	$(0.19)	$(1.16)

(1)	Results for the third quarter of fiscal 2017 include impairment charge of $352 thousand pertained to cost method investment.

15.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

As a holding company, dividends received from SemiLEDs’ subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2018	2017
ASSETS
Cash and cash equivalents	$194	$109
Prepaid expenses and other current assets	3,973	4,014
Total current assets	4,167	4,123
Intangible assets, net	1	2
Investments in subsidiaries	1,674	4,259
Investments in unconsolidated entities	—	62
TOTAL ASSETS	$5,842	$8,446
LIABILITIES AND EQUITY
Advance receipt toward the convertible note	$500	$500
Accrued expenses and other current liabilities	339	129
Total current liabilities	839	629
Total equity	5,003	7,817
TOTAL LIABILITIES AND EQUITY	$5,842	$8,446

SemiLEDs had no contingencies, long‑term obligations and guarantees as of August 31, 2018 or August 31, 2017.

	Years Ended August 31,
Condensed Statements of Operations	2018	2017
Operating expenses:
Selling, general and administrative	$754	$736
Loss from operations	(754)	(736)
Other income (expenses):
Impairment loss on investments	—	(352)
Equity in losses from subsidiaries, net	(2,619)	(3,464)
Other income (expenses), net	392	461
Total other expenses, net	(2,227)	(3,355)
Net loss	$(2,981)	$(4,091)

	Years Ended August 31,
Condensed Statements of Cash Flows	2018	2017
Net cash provided by (used in):
Operating activities	$(449)	$(854)
Investing activities	534	18
Financing activities	—	—
Net increase (decrease) in cash and cash equivalents	85	(836)
Cash and cash equivalents at beginning of year	109	945
Cash and cash equivalents at end of year	$194	$109

16.	SUBSEQUENT EVENT

On September 1 2018, Taiwan Bandaoti Zhaoming Co., Ltd., the Company’s wholly owned operating subsidiary, issued 414,000 of common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 to 12,501,715. As of the issuance date, the increased capital of 175 thousand (NT$ 5.4 million) were completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not participate in the capital-increasing, and, as a result, reduced the ownership percentage of Taiwan Bandaoti Zhaoming Co., Ltd., from 100% to 97%.

The Company has analyzed its operations subsequent to August 31, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except for the above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of August 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control— Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Trung T. Doan, 60, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012. Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea. In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc. Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems within the past five years. Mr. Doan also previously served as a director of Dolsoft Corporation, a privately held software company, as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems. Mr. Doan holds a bachelor of science degree in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a master of science degree in chemical engineering from the University of California, Santa Barbara. Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in‑depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

Dr. Edward Kuan Hsiung Hsieh, 66, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and Internet networks company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. He also served as Chairman of International Christian Goodwill within the past five years. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara and a doctor of philosophy degree in electrical engineering from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching master of business administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start‑up companies.

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

Walter Michael Gough, 64, has served as a director since April 2016. Mr. Gough has led Gough and Associates, a firm that specializes in financial consulting for domestic and international companies since 2005. He is also a tenured faculty member in Accounting and Business at DeAnza College in Cupertino, California where he has taught since 1985. From June 2000 to June 2004, he was Chief Financial Officer and Financial Consultant at Nu Tool Inc., a semiconductor equipment manufacturer. From 1995 through 1999, he was a founding member and Chief Financial Officer of Invest In Yourself, LLC; an organization that provided consulting for professional sports franchises. Prior to teaching and consulting, Mr. Gough was a financial analyst and contracts manager at Watkins-Johnson Company, a high technology electronics firm. Before Watkins-Johnson, Mr. Gough worked for Kidder Peabody, an investment banking firm. He holds MBA and BA degrees (cum laude) from Santa Clara University, and a Masters in English from Notre Dame de Namur University. Our Board has determined that Mr. Gough should serve on our Board based on his experience as a consultant to technology companies in both the United States and Taiwan, his prior experience as a chief financial officer of several companies, and his expertise in accounting and finance.

Roger Lee, 60, has served as a director since August 2017. Mr. Lee has more than 30 years of semiconductor experience and leadership. He has been the President and CEO of TF Semiconductor Solutions (TFSS) since August 2014. Prior to becoming the CEO of TFSS, Mr. Lee served as world-wide COO and Interim President & CEO of Telefunken Semiconductors located in Roseville, California and Heilbronn, Germany from May 2011 to July 2014. Mr. Lee began his career as an engineer for Texas Instruments. During his career, Mr. Lee has served on numerous boards and held a variety of executive and senior-level positions for several companies, including senior vice president of SMIC. Previously, he co-founded the SMIC-Toppan JV (TSES) where he served as its vice chairman of its Board of Directors, and had held several senior management positions, including senior fellow and head of flash memory at Micron Technology and was instrumental to the development of Micron’s flash memory program. More recently, he was COO and a board member of Founder Microelectronics, Inc. in Shenzhen, China where he was responsible for overall company operations, including fab manufacturing, sales and marketing, facilities, and R&D operations. Mr. Lee earned his Bachelor’s degree and Master’s degree in Electrical Engineering from Iowa State University. Our Board has determined that Mr. Lee should serve on our Board based on his experience with technology companies and other organizations in both the United States and China.

Executive Officers

In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers as of November 13, 2018 consisted of the following:

Christopher Lee, 47, has served as our Chief Financial Officer since September 2015. From November 21, 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of the Company. Mr. Lee joined SemiLEDs in September 2014. Mr. Lee has over 20 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self‑employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate. During fiscal year 2018, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

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

Nominating
and Corporate
Name	Audit	Compensation	Governance
Dr. Edward Kuan Hsiung Hsieh	Chair	V
Walter Michael Gough	V
Roger Lee	V
Scott R. Simplot		Chair	Chair
Number of Committee Meetings Held in Fiscal Year 2018	4	3	2

Audit Committee

Our Audit Committee is responsible for, among other things:

•	reviewing and approving the selection of our independent auditors, and approving the audit and non‑audit services to be performed by our independent auditors;
•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•	reviewing the adequacy and effectiveness of our internal control policies and procedures;
•	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year‑end operating results; and
•	preparing the Audit Committee Report that the SEC requires in our annual proxy statement.

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

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board held four meetings in fiscal year 2018. We expect each director to attend every meeting of the Board and the committees on which he or she serves, and encourage them to attend the annual stockholders’ meeting. All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal year 2018 and all continuing directors attended the 2018 annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2018 all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a).

Item 11. Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

This executive compensation section discloses the compensation awarded to or earned by our “named executive officers” during fiscal years 2017 and 2018.

We held our last non‑binding advisory vote regarding compensation of our named executive officers at 2018 Annual Meeting of Stockholders and expect to hold our next vote at our 2021 Annual Meeting of Stockholders.

Summary Compensation Table

The following table sets forth all of the compensation earned by named executive officers during the relevant fiscal years.

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)		($)
Trung T. Doan	2018	303,750	—	—	—	—		303,750
Chief Executive Officer	2017	303,750	—	—	—	1,351	(1)	305,101
Christopher Lee	2018	102,893	—	6,821	—	—		109,714
Chief Financial Officer	2017	99,562	—	—	—	—		99,562

(1)	The amount represents the payments for airfare for his family member to fly from Taiwan to the United States.

Outstanding Equity Awards at Fiscal Year‑End

There was no outstanding equity award held by Mr. Doan as of the fiscal year ended August 31, 2018.

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

Director Compensation Table

The following table sets forth the total compensation for our non‑employee directors for the year ended August 31, 2018:

	Fees Earned or		All Other
	Paid in Cash	Stock Awards	Compensation	Total
Name	($)	($)(1)	($)	($)
Dr. Edward Kuan Hsiung Hsieh(2)	45,000	11,875	—	56,875
Walter Michael Gough(2)	33,000	11,875	—	44,875
Roger Lee	33,000	11,875	—	44,875
Scott R. Simplot	—	—	—	—

(1)

Amounts shown do not reflect compensation actually received by directors. Instead, the value reported above in the “Stock Awards” column represents the dollar amounts of the aggregate grant date fair value of RSUs granted to directors in fiscal year 2017, computed in accordance with ASC 718.

(2)	Mr. Gough, Dr. Hsieh and Mr. Lee held 2,500 RSUs at August 31, 2018, respectively. The RSUs will fully vest at the earlier of June 29, 2019 or the date of the 2019 annual meeting.
(3)	Mr. Simplot waived any right to compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 13, 2018 with respect to:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;
•	each of our directors;

•	each of our named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of November 13, 2018 and RSUs that will vest within 60 days of November 13, 2018, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Percentage of ownership is based on 3,559,290 shares of common stock outstanding as of November 13, 2018.

Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	989,934	(1)	27.8%
J.R. Simplot Company
999 Main Street, Suite 1300 Boise, ID 83702
Trung Tri Doan	367,972	(2)	10.3%

Executive Officers and Directors:
Trung Tri Doan	367,972	(2)	10.3%
Walter Michael Gough	5,868		*
Roger Lee	2,500		*
Dr. Edward Kuan Hsiung Hsieh	18,571		*
Scott R. Simplot	1,020,970	(1)(3)	28.7%
Christopher Lee	7,875	(4)	*

All executive officers and directors as a group (6 persons)	1,423,756	(4)	40.0%

*	Indicates beneficial ownership of less than 1%.
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

(4)	Includes 4,735 RSUs that will vest within 60 days.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2018. All outstanding awards relate to our common stock.

			Weighted-	Number of securities
			average	remaining available for
	Number of securities		exercise price of	future issuance under
	to be issued upon		outstanding	equity compensation
	exercise of outstanding		options,	plans (excluding
	options, warrants		warrants	securities reflected in
	and rights		and rights(2)	column (a))
Plan category	(a)		(b)	(c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	76	(1)	$132.66	113
Equity compensation plans not approved by security holders	—		—	—
Total	76			113

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since September 1, 2016, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below, some of which represent continuing transactions from prior periods.

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

Transactions Considered in Independence Determinations

In making its independence determinations, the Board considered transactions that occurred since the beginning of fiscal year 2016 between the Company and entities associated with the independent directors or members of their immediate family. All identified transactions that appeared to relate to the Company and a family member of, or entity with a known connection to, a director were presented to the Board for consideration.

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

Item 14. Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

The following table shows the fees and related expenses for audit and other services provided by BF Borgers CPA PC billed for fiscal year 2018 and 2017. The services described in the following fee table were approved in conformity with the Audit Committee’s pre‑approval process.

	BF Borgers
	CPA PC
	2018 Fees	2017 Fees
Audit Services	$186,000	$185,000
Audit-Related Services	—	—
Tax Services	7,000	6,000
All Other Services	—	—
Total	$193,000	$191,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(2) Exhibits:

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certification of Incorporation of Registrant, and amendments thereto	8‑K	333‑168624	3.1(c)	November 22, 2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8‑K	333‑168624	3.1	April 15, 2016

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of SemiLEDs	8-K	333‑168624	3.1	July 3, 2018

4.1	Form of Common Stock Certificate	S‑1/A	333‑168624	4.1	November 22, 2010

10.1†	2005 Equity Incentive Plan (amended March 1, 2010)	S‑1	333‑168624	10.1	August 6, 2010

10.2†	2010 Equity Incentive Plan, as amended January 9, 2014	10‑Q	001‑34992	10.1	July 15, 2014

10.3†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S‑1	333‑168624	10.3	August 6, 2010

10.4†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8‑K	001‑34992	99.1	February 9, 2012

10.5†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8‑K	001‑34992	99.1	February 24, 2012

10.6	Form of Proprietary Information and Inventions Agreement	S‑1/A	333‑168624	10.8	September 14, 2010

10.7	Form of Non‑competition Agreement	S‑1/A	333‑168624	10.9	September 14, 2010

10.8†	Form of Option Agreement for the 2010 Equity Incentive Plan	S‑1/A	333‑168624	10.10	November 16, 2010

10.9†	Form of Indemnification Agreement with directors and officers	S‑1/A	333‑168624	10.11	October 26, 2010

10.10	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated May 12, 2009 (translation)	S‑1/A	333‑168624	10.22	October 6, 2010

10.11	Loan Agreement between E. SUN Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated November 10, 2010 (translation)	10‑Q	001‑34992	10.1	April 12, 2011

10.13	Building Sale and Purchase Agreement between SemiLEDs Optoelectronics Co., Ltd. and Formosa Epitaxy Incorporation dated December 10, 2015 (translation)	10-Q	001‑34992	10.1	April 13, 2016

10.14	Purchase Agreement, effective July 6 , 2016 , by and between SemiLEDs Corporation, a Delaware corporation, and Peter Chiou, an individual	8‑K	001‑34992	2.1	July 6, 2016

10.15	Assignment and Assumption of Purchase Agreement, effective August 23, 2016 , between Peter Chiou and Well Thrive Limited, a Samoa international company	8‑K/A	001‑34992	10.2	August 23, 2016

10.16	Amendment No. 1 to Purchase Agreement, effective August 23, 2016, between SemiLEDs Corporation, Peter Chiou and Well Thrive Limited	8‑K/A	001‑34992	10.3	August 23, 2016

21.1	List of Subsidiaries

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

23.1	Consent of BF Borgers CPA PC, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Management contract or compensatory arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 26, 2018	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung Tri Doan Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN	Chairman and Chief Executive Officer (Principal Executive Officer)	November 26, 2018
Trung Tri Doan

/s/ CHRISTOPHER LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 26, 2018
Christopher Lee

/s/ SCOTT R. SIMPLOT	Director	November 26, 2018
Scott R. Simplot

/s/ DR. EDWARD KUAN HSIUNG HSIEH	Director	November 26, 2018
Dr. Edward Kuan Hsiung Hsieh

/s/ GOUGH WALTER MICHAEL	Director	November 26, 2018
Gough Walter Michael

/s/ ROGER LEE	Director	November 26, 2018
Roger Lee

SEMILEDS CORPORATION

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

	Years Ended
	August 31,
	2018	2017
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$815	$746
Charged to bad debt expense	10	42
Write-downs charged against the allowance	—	—
Effect of exchange rate changes	(348)	27
Ending balance	$477	$815

	Years Ended
	August 31,
	2018	2017
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$44,429	$43,380
Charged to income tax expense	(8,428)	1,036
Net operating loss carryforward expired	(817)	(912)
Effect of exchange rate changes	230	925
Ending balance	$35,414	$44,429