Form 10-Q
period 2018-11-30
SemiLEDs Corp
filed 2019-01-11
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,559,915 shares of common stock, par value $0.0000056 per share, outstanding as of January 7, 2019.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30,	August 31,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,574	$3,421
Accounts receivable (including related parties), net of allowance for doubtful accounts of $471 and $477 as of November 30, 2018 and August 31, 2018, respectively	183	282
Inventories	2,220	1,818
Prepaid expenses and other current assets	378	340
Total current assets	5,355	5,861
Property, plant and equipment, net	6,678	7,213
Intangible assets, net	95	98
Investments in unconsolidated entities	910	914
Other assets	175	164
TOTAL ASSETS	$13,213	$14,250
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$335	$335
Accounts payable	634	894
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	5,580	5,505
Total current liabilities	7,049	7,234
Long-term debt, excluding current installments	1,921	2,013
Total liabilities	8,970	9,247
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 3,560 shares and 3,559 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	—	—
Additional paid-in capital	175,698	175,527
Accumulated other comprehensive income	3,732	3,727
Accumulated deficit	(175,229)	(174,251)
Total SemiLEDs stockholders' equity	4,201	5,003
Noncontrolling interests	42	—
Total equity	4,243	5,003
TOTAL LIABILITIES AND EQUITY	$13,213	$14,250

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2018	2017
Revenues, net	$972	$2,003
Cost of revenues	1,191	1,951
Gross profit	(219)	52
Operating expenses:
Research and development	334	184
Selling, general and administrative	757	733
Gain on disposals of long-lived assets	(288)	—
Total operating expenses	803	917
Loss from operations	(1,022)	(865)
Other income (expenses):
Interest expenses, net	(5)	(8)
Other income, net	80	498
Foreign currency transaction loss, net	(36)	(17)
Total other income (expenses), net	39	473
Loss before income taxes	(983)	(392)
Income tax expense	—	—
Net loss	(983)	(392)
Less: Net loss attributable to noncontrolling interests	(5)	—
Net loss attributable to SemiLEDs stockholders	$(978)	$(392)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.27)	$(0.11)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,560	3,544

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2018	2017
Net loss	$(983)	$(392)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	4	26
Comprehensive loss	$(979)	$(366)
Comprehensive loss attributable to noncontrolling interests	$(6)	$—
Comprehensive loss attributable to SemiLEDs stockholders	$(973)	$(366)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2018	3,559	$—	$175,527	$3,727	$(174,251)	$5,003	$—	$5,003
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	43	—	—	43	—	43
Common stock issued by SBDI*	—	—	128	—	—	128	48	176
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	5	—	5	(1)	4
Net loss	—	—	—	—	(978)	(978)	(5)	(983)
BALANCE—November 30, 2018	3,560	$—	$175,698	$3,732	$(175,229)	$4,201	$42	$4,243

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(983)	$(392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264	238
Stock-based compensation expense	43	24
Provisions for inventory write-downs	172	206
Gain on disposals of long-lived assets	(288)	—
Changes in :
Accounts receivable, net	97	(188)
Inventories	(583)	105
Prepaid expenses and other	(50)	186
Accounts payable	(209)	(338)
Accrued expenses and other current liabilities	271	99
Net cash used in operating activities	(1,266)	(60)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24)	(94)
Proceeds from sales of property, plant and equipment	511	—
Payments for development of intangible assets	(2)	—
Proceeds from sale of investment	—	1
Net cash provided by (used in) investing activities	485	(93)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(83)	(84)
Net cash used in financing activities	(83)	(84)
Effect of exchange rate changes on cash and cash equivalents	17	55
NET DECREASE IN CASH AND CASH EQUIVALENTS	(847)	(182)
CASH AND CASH EQUIVALENTS—Beginning of period	3,421	3,582
CASH AND CASH EQUIVALENTS—End of period	$2,574	$3,400
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$18	$130
Issuance of common shares in a subsidiary to noncontrolling interests	$176	$—

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

As of November 30, 2018, SemiLEDs had four wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

SemiLEDs’ common stock began trading on the NASDAQ Global Select Market under the symbol “LEDS” on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol.

2. Summary of Significant Accounting Policies

Basis of Presentation —The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2018. The unaudited condensed consolidated balance sheet as of August 31, 2018 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of November 30, 2018, the unaudited condensed statements of operations and comprehensive loss for the three months ended November 30, 2018 and 2017, changes in equity for the three months ended November 30, 2018, and cash flows for the three months ended November 30, 2018 and 2017. The results for the three months ended November 30, 2018 are not necessarily indicative of the results to be expected for the year ending August 31, 2019.

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

The Company has suffered losses from operations of $3.7 million and $4.3 million, and used net cash in operating activities of $1.2 million and $2.1 million for the years ended August 31, 2018 and 2017, respectively. Gross loss on product sales was $435 thousand for the year ended August 31, 2018 and gross profit was $82 thousand for the year ended August 31, 2017. Loss from operations and net cash used in operating activities for the three months ended November 30, 2018 were $1.0 million and $1.3 million, respectively. Further, at November 30, 2018, the Company’s cash and cash equivalents was down to $2.6 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

The Company entered into an agreement in December 2015 with a strategic partner, Formosa Epitaxy Incorporation, for the potential sale of the headquarters building located at Miao-Li, Taiwan. The total cash consideration for the sale is $5.2 million, of which the initial installment of $3 million was received on December 14, 2015, $1 million was due on December 31, 2016 and the balance of $1.2 million is due on December 31, 2017. As of date of this quarterly report, the Company hasn’t received the $1 million due on December 31, 2016 or the $1.2 million due on December 31, 2017. The Company intends to terminate the agreement for the sale of the headquarters, and on January 8, 2019, the Company entered loan agreements with each of the Company’s Chairman and CEO and its largest shareholder to fund the repayment of $3 million received in 2015 and booked under other current liabilities as of November 30 and August 31, 2018. However, in December 2018, Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion to the Court in Miao-Li County, Taiwan requesting the Company return the $3 million plus value-added-tax and pay interest during this period and litigation fees. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the Company’s building and/or other assets belonged to the Company to a third party to collect the $3 million. The Company has filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. The Company has not accrued an expense related to the outcome of this litigation, because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

Revenue Recognition —Effective September 1 2018, the Company adopted ASC 606 using the modified retrospective transition method. The company applied the following five steps to achieve the core principles of ASC 606: 1) identified the contract with a customer; 2) identified the performance obligations (promises) in the contract; 3) determined the transaction price; 4) allocated the transaction price to the performance obligations in the contract; and 5) recognized revenue when (or as) the Company satisfies a performance obligation. The Company recognizes the amount of revenue, when the Company satisfies a performance obligation, to which it expects to be entitled for the transfer of promised goods or services to customers. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non‑conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales, which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company’s warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

Principles of Consolidation —The unaudited interim condensed consolidated financial statements include the accounts of SemiLEDs and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

On September 1, 2018, the Company adopted ASC 825-10, “Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard allows equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period.

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

Investments in entities that are not consolidated or accounted for under the equity method are recorded as investments without readily determinable fair values. Investments without readily determinable fair values are reported on the consolidated balance sheets in investments in unconsolidated entities, at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Dividend income, if any, received is reported in the consolidated statements of operations in equity in losses from unconsolidated entities.

If the fair value of an equity investment declines below its respective carrying amount and the decline is determined to be other‑than‑temporary, the investment will be written down to its fair value.

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

Certain Significant Risks and Uncertainties —The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it has incurred significant losses over the past several years, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to grow its revenue and/or maintain or increase its margins, it may experience fluctuations in its revenues and operating results, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2018 and August 31, 2018, cash and cash equivalents of the Company consisted of the following (in thousands):

	November 30,	August 31,
Cash and Cash Equivalents by Location	2018	2018
United States;
Denominated in U.S. dollars	$129	$194
Taiwan;
Denominated in U.S. dollars	1,323	2,220
Denominated in New Taiwan dollars (NT$)	27	55
Denominated in other currencies	1,044	910
China (including Hong Kong);
Denominated in U.S. dollars	7	7
Denominated in Renminbi	38	29
Denominated in H.K. dollars	6	6
Total cash and cash equivalents	$2,574	$3,421

The Company’s revenues are substantially derived from the sales of LED products. A significant portion of the Company’s revenues are derived from a limited number of customers and sales are concentrated in a few select markets. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management’s assessment of the collectibility of its customer accounts. Management regularly reviews the allowance by considering certain factors, such as historical experience, industry data, credit quality, ages of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Net revenues generated from sales to the top ten customers represented 79% and 66% of the Company’s total net revenues for the three months ended November 30, 2018 and 2017, respectively.

The Company’s revenues have been concentrated in a few select markets, including Netherlands, Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 65% and 79% of the Company’s net revenues for the three months ended November 30, 2018 and 2017, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd., the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 to 12,501,715. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, noncontrolling interest in the Company was increased from zero to 3.31%.

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

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2018 and August 31, 2018 consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Raw materials	$537	$577
Work in process	708	505
Finished goods	975	736
Total	$2,220	$1,818

Inventory write-downs to estimated net realizable values were $172 thousand and $206 thousand for the three months ended November 30, 2018 and 2017, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2018 and August 31, 2018 consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Buildings and improvements	$13,471	$13,558
Machinery and equipment	38,627	39,391
Leasehold improvements	149	150
Other equipment	2,309	2,312
Construction in progress	—	289
Total property, plant and equipment	54,556	55,700
Less: Accumulated depreciation and amortization	(47,878)	(48,487)
Property, plant and equipment, net	$6,678	$7,213

Intangible Assets

Intangible assets as of November 30, 2018 and August 31, 2018 consisted of the following (in thousands):

	November 30, 2018
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$542	$447	$95
Acquired technology	5	492	492	—
Total		$1,034	$939	$95

	August 31, 2018
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$544	$446	$98
Acquired technology	5	494	494	—
Total		$1,038	$940	$98

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2018 and August 31, 2018 consisted of the following (in thousands, except percentages):

	November 30, 2018		August 31, 2018
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	—	49%	—
Equity investment without readily determinable fair value	Various	910	Various	914
Total investments in unconsolidated entities		$910		$914

There were no dividends received from unconsolidated entities through November 30, 2018.

Equity Method Investments

The Company owns a 49% equity interest in China SemiLEDs. However, this investment has a carrying amount of zero as a result of a previously recognized impairment.

Equity Investments without readily determinable fair value

Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investment without readily determinable fair value. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancellable leases and which expire at various dates between December 2018 and December 2020. Lease expense related to these noncancellable operating leases were $38 thousand and $112 thousand for three months ended November 30, 2018 and 2017, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2018 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2019	$77
2020	94
2021	31
2022	—
2023	—
Thereafter	—
Total	$202

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $1.1 million and $1.6 million as of November 30, 2018 and August 31, 2018, respectively.

Litigation —The Company is directly or indirectly involved from time to time in various claims or legal proceedings arising in the ordinary course of business. The Company recognizes a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in assessing both the likelihood of an unfavorable outcome and whether the amount of loss, if any, can be reasonably estimated. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by us, because there remains some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case.  The judge’s order allows us to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, we intend to arrange the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. The Court set a trial date of March 2, 2020, if needed.

On December 28, 2018, the Company received a notification from the Court in Miao-Li County, Taiwan that Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion requesting that the Company return the $3 million prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and litigation fee. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the building and/or other assets belonged to the Company to recover the prepayment. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. If the Company’s defense is not agreed and accepted, the Company intends to defend this case vigorously. The Company has not accrued an expense related to the outcome of this litigation, because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Except as described above, as of November 30, 2018, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 521 thousand shares was reserved for issuance under and 2010 Plan as of both November 30, 2018 and 2017. As of November 30, 2018 and 2017, there were 189 thousand and 255 thousand shares of common stock available for future issuance under the equity incentive plans.

In July 2018, SemiLEDs granted 7.5 thousand restricted stock units to its directors that will be vested 100% on the earlier of June 29, 2019 or the date of the next annual meeting. The grant-date fair value of the restricted stock units was $4.75 per unit.

In January 2018, SemiLEDs granted 56.7 thousand restricted stock units to its employees among which 50% will be vested each year on January 1 of 2019 and 2020 or will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $4.10 per unit.

In November 2017, SemiLEDs granted 2.5 thousand restricted stock units to its directors that vested 100% on June 28 2018. The grant-date fair value of the restricted stock units was $4.15 per unit.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended November 30,
	2018	2017
Cost of revenues	$11	$7
Research and development	7	3
Selling, general and administrative	25	14
	$43	$24

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2018	2017
Stock units and stock options to purchase common stock	21	10

8. Income Taxes

The Company’s income (loss) before income taxes for the three months ended November 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended November 30,
	2018	2017
U.S. operations	$(150)	$233
Foreign operations	(833)	(625)
Loss before income taxes	$(983)	$(392)

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

As of both November 30, 2018 and August 31, 2018, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2018 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

9. Subsequent Events

On December 28, 2018, the Company received a notification from the Court in Miao-Li Country, Taiwan that Plaintiff filed a motion requesting that the Company return the $3 million of prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and the litigation fees. The Plaintiff also petitioned the Court to do a provisional execution upon the Company. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the court fees should be borne by the Plaintiff. The Company has not accrued an expense related to the outcome of this litigation, because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On January 8, 2019, the Company entered into loan agreements (“the loans”) with each of its Chairman and Chief Executive Officer and its largest shareholder, with aggregate amounts of $3 million, and an annual interest rate of 8%.  All proceeds of the loans shall be exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of the Company’s headquarters building agreement dated December 15, 2015.  The Company shall repay the loans in full on the second anniversary of the Drawdown Date, unless the loans are sooner accelerated pursuant to the loan agreements.  The Loans are secured by a second priority interest on the headquarters building.

The Company has analyzed its operations subsequent to November 30, 2018 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements, except for the above.

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

•	Declining cash position.
•	The ability to retain any partial payments of the uncompleted $1.6 million note financing as liquidated damages.
•	The ability to return of the $3 million prepayment on the terminated agreement for the sale of the headquarters and to successfully resolve any pending litigation.
•

Our ability to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations, the difficulty of which may increase if our common stock is delisted from the NASDAQ Stock Market.

•	The inability of our suppliers or other contract manufacturers to produce products that satisfy our requirements.
•	Our ability to implement our cost reduction programs and to execute our restructuring plan effectively.
•	Our ability to improve our gross margins, reduce our net losses and restore our operations to profitability.
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

•	Competitive pressures from existing and new companies.
•	Our ability to grow our revenues generated from the sales of our products and to control our expenses.
•	Loss of any of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel.
•	Intellectual property infringement or misappropriation claims by third parties against us or our customers, including our distributor customers.
•	The failure of LEDs to achieve widespread adoption in the general lighting market, or if alternative technologies gain market acceptance.
•	The loss of key suppliers or contract manufacturers.
•	Our ability to effectively expand or upgrade our production facilities or do so in a timely or cost-effective manner.
•	Difficulty in managing our future growth or in responding to a need to contract operations, and the associated changes to our operations.
•	Adverse development in those selected markets, including Netherlands, Taiwan, the United States and China, where our revenues are concentrated.

•	Our ability to develop and execute upon a new strategy to exploit the China and India market.
•	Our ability to resolve pending litigation on favorable terms.
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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, or the 2018 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2018 Annual Report, and in other filings with the SEC.

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

We were incorporated in the State of Delaware on January 4, 2005. We are a holding company for various wholly and majority owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns an approximately 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products, and where most of our employees are based.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED - sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project - based purchases and broadening customer base, among other things. For the three months ended November 30, 2018, sales to our three largest customers, in the aggregate, accounted for 47% of our revenues.

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

•

Declining cash position.    Our cash and cash equivalents decreased to $2.6 million as of November 30, 2018 due to the combination of our net cash used in operating activities and payments related to long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates” for more information about our liquidity plans.

Critical Accounting Policies and Estimates

Effective September 1, 2018, we adopted ACS 606 using the modified retrospective transition method. Under this approach, we apply the new standards to all new contracts initiated on and after September 1 2018, and, for contracts which have remaining obligations as of September 1 2018, we recognized no adjustment to the opening balance of our retained earnings account.

On September 1, 2018, we adopted ASC 825-10, “Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard allows equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. There was no material impact on our consolidated financial position, results of operations or cash flows due to the adoption.

Effective September 1, 2018, we adopted ASU No. 2017-09, “Compensation- Stock Compensation: Scope of Modification Accounting”. The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Except as described above, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months ended November 30, 2018 as compared to those disclosed in our 2018 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On November 30, 2018, the exchange rate was 30.83 NT dollars to one U.S. dollar. On January 7, 2019, the exchange rate was 30.81 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2018 Compared to the Three Months Ended November 30, 2017

	Three Months Ended November 30,
	2018		2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$69	7%	$76	4%	$(7)	(9)%
LED components	679	70%	1,411	70%	(732)	(52)%
Lighting products	173	18%	266	13%	(93)	(35)%
Other revenues(1)	51	5%	250	13%	(199)	(80)%
Total revenues, net	972	100%	2,003	100%	(1,031)	(51)%
Cost of revenues	1,191	123%	1,951	97%	(760)	(39)%
Gross profit (loss)	$(219)	(23)%	$52	3%	$(271)	(521)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 51% to $972 thousand for the three months ended November 30, 2018 from $2.0 million for the three months ended November 30, 2017. The decrease in revenues was driven primarily by a $732 thousand decrease in sales of LED components and a $93 thousand decrease in sales of lighting products.

Revenues attributable to the sales of our LED chips represented 7% and 4% of our revenues for the three months ended November 30, 2018 and 2017, respectively. The decrease of 9% in revenues attributable to sales of LED chips was the result of a decrease in the volume of LED chips sold, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 70% of our revenues for both the three months ended November 30, 2018 and 2017. The decrease in revenues attributable to sales of LED components was primarily due to a slowdown in demand for UV LED components products.

Revenues attributable to the sales of lighting products represented 18% and 13% of our revenues for the three months ended November 30, 2018 and 2017, respectively. Revenues attributable to the sales of lighting products were lower for the three months ended November 30, 2018 primarily due to a slowdown in demand on LED luminaries and LED retrofits, and fewer non-recurring project-based orders for LED lighting products.

Cost of Revenues

Our cost of revenues decreased by 39% from $2.0 million for the three months ended November 30, 2017 to $1.2 million for the three months ended November 30, 2018. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses.

Gross Profit

Our gross margin decreased from a profit of $52 thousand for the three months ended November 30, 2017 to a loss of $219 thousand for the three months ended November 30, 2018. The decrease was a consequence of the reduction in cost of revenues, as more fully described above.

Operating Expenses

	Three Months Ended November 30,
	2018		2017
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$334	34%	$184	9%	$150	82%
Selling, general and administrative	757	78%	733	37%	24	3%
Gain on disposals of long-lived assets	(288)	(30)%	—	—%	(288)	—%
Total operating expenses	$803	82%	$917	46%	$(114)	(12)%

Research and development  Our research and development expenses were $334 thousand and $184 thousand for the three months ended November 30, 2018 and 2017, respectively.  The increase was mainly attributable to a $95 thousand increase in payroll and stock based compensation, and a $51 thousand increase in engineering experiment materials, offset by a decrease in depreciation and amortization expense.

Selling, general and administrative  Our selling, general and administrative expenses increased from $733 thousand for the three months ended November 30, 2017 to $757 thousand for the three months ended November 30, 2018. The increase was mainly attributable to increases in payroll and stock based compensation, and DE franchise tax, offset by decreases in various other expenses including professional service expenses. The $57 thousand increase in payroll and stock based compensation was mainly due to a reverse of bonus accrual in the three months ended November 30 2017.

Gain on disposal of long-lived assets    We recognized a gain of $288 thousand on the disposal of long-lived assets for the three months ended November 30, 2018. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain level of our idle equipment.

Other Income (Expenses)

	Three Months Ended November 30,
	2018		2017
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(5)	—%	$(8)	—%
Other income, net	80	8%	498	25%
Foreign currency transaction loss, net	(36)	(4)%	(17)	(1)%
Total other income (expenses), net	$39	4%	$473	24%

Interest expenses, net   The decrease in net interest expenses was primarily due to the continuous repayment of debt.

Other income, net   Other income for the three months ended November 30, 2018 primarily consist of rental income from the lease of the second floor of our Hsinchu building, net of related depreciation charges. Other income for the three months ended November 30, 2017 primarily consists of sales of patents offset by their commission expense and cost.

Foreign currency transaction loss, net  We recognized net foreign currency transaction loss of $36 thousand and $17 thousand for the three months ended November 30, 2018 and 2017, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2019 and was zero for fiscal 2018, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

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

Net Loss Attributable to Non-controlling Interests

	Three Months Ended November 30,
	2018		2017
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(5)	—%	$—	—%

We recognized net loss attributable to non-controlling interests of $5 thousand for the three months ended November 30, 2018, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented 3.31% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd.

Liquidity and Capital Resources

As of November 30, 2018 and August 31, 2018, we had cash and cash equivalents of $2.6 million and $3.4 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of January 7, 2019, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, totaled $2.3 million as of both November 30, 2018 and August 31, 2018. These long-term notes carry interest rate of 1.62%, based on the annual time deposit rate plus a specific spread, as of both November 30, 2018 and August 31, 2018 are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of November 30, 2018, our outstanding balance on this note payable was approximately $821thousand.

•

The second note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of November 30, 2018, our outstanding balance on this note payable was approximately $1.4 million.

Property, plant and equipment pledged as collateral for our notes payable were $4.1 million and $4.2 million as of November 30, 2018 and August 31, 2018, respectively.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2018	2017
Net cash used in operating activities	$(1,266)	$(60)
Net cash provided by (used in) investing activities	$485	$(93)
Net cash used in financing activities	$(83)	$(84)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three month ended November 30, 2018 and 2017 was $1.3 million and $60 thousand, respectively. The cash flows used in operating activities for the three months ended November 30, 2018 was $1.2 million higher, primarily due to an increase in cash used to pay for salary-related expenses due to the reduction of employees and for engineering experiment materials.

Cash Flows Used In Investing Activities

Net cash provided by investing activities for the three months ended November 30, 2018 was $485 thousand, consisting of $511 thousand in proceeds of machinery and equipment, offset by a $24 thousand in purchases of machinery and equipment.

Net cash used in investing activities for the three months ended November 30, 2017 was $93 thousand, consisting of $94 thousand in purchases of machinery and equipment, offset by a $1 thousand in proceeds from the sale of assets.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2018 and 2017 was for repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $24 thousand and $94 thousand for the three months ended November 30, 2018 and 2017, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management is continuing to monitor prices and, consistent with the existing contractual commitments, may decrease further our activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of November 30, 2018, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by us, because there remains some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case.  The judge’s order allows us to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, we intend to arrange the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. The Court set a trial date of March 2, 2020, if needed.

On December 28, 2018, the Company received a notification from the Court in Miao-Li County, Taiwan that Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion requesting that the Company return the $3 million prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and litigation fees. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the building and/or other assets belonged to the Company to recover the prepayment. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. The Company has not accrued an expense related to the outcome of this litigation, because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Except as described above, there was no material pending legal proceedings or claims as of November 30, 2018.

Item 1A. Risk Factors

There are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 8, 2019, the Company entered into loan agreements for $1.5 million with each of Trung Doan, its Chairman and Chief Executive Officer, and J.R. Simplot Company, its largest shareholder, for aggregate proceeds of $3 million.  The loans bear an annual interest rate of 8%.  All proceeds of the loans shall be exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of the Company’s headquarters building agreement dated December 15, 2015.  The Company shall repay the loans in full on the second anniversary of the drawdown date, unless the loans are sooner accelerated pursuant to the loan agreements.  The loans are secured by a second priority interest on the Company’s headquarters building.Copies of the two loan agreements have been filed as exhibits 10.1 and 10.2 to this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description

10.1	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and Trung Doan.

10.2	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and J. R. Simplot Company.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMILEDS CORPORATION
(Registrant)

Dated:	January 11, 2019	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)