Form 10-Q
period 2019-02-28
SemiLEDs Corp
filed 2019-04-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,589,015 shares of common stock, par value $0.0000056 per share, outstanding as of April 8, 2019.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 28,	August 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,635	$3,421
Accounts receivable (including related parties), net of allowance for doubtful accounts of $480 and $477 as of February 28, 2019 and August 31, 2018, respectively	736	282
Inventories	2,073	1,818
Prepaid expenses and other current assets	355	340
Total current assets	4,799	5,861
Property, plant and equipment, net	6,448	7,213
Intangible assets, net	93	98
Investments in unconsolidated entities	912	914
Other assets	176	164
TOTAL ASSETS	$12,428	$14,250
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$337	$335
Accounts payable	973	894
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	2,149	5,505
Total current liabilities	3,959	7,234
Long-term debt, excluding current installments	5,040	2,013
Total liabilities	8,999	9,247
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 3,589 shares and 3,559 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	—	—
Additional paid-in capital	175,745	175,527
Accumulated other comprehensive income	3,714	3,727
Accumulated deficit	(176,076)	(174,251)
Total SemiLEDs stockholders' equity	3,383	5,003
Noncontrolling interests	46	—
Total equity	3,429	5,003
TOTAL LIABILITIES AND EQUITY	$12,428	$14,250

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Revenues, net	$1,630	$1,543	$2,602	$3,546
Cost of revenues	1,628	1,987	2,819	3,938
Gross profit (loss)	2	(444)	(217)	(392)
Operating expenses:
Research and development	298	223	632	407
Selling, general and administrative	619	781	1,376	1,514
Gain on disposals of long-lived assets, net	—	(209)	(288)	(209)
Total operating expenses	917	795	1,720	1,712
Loss from operations	(915)	(1,239)	(1,937)	(2,104)
Other income (expenses):
Interest expenses, net	(36)	(7)	(41)	(15)
Other income (losses), net	(126)	49	(46)	547
Foreign currency transaction gain, net	233	65	197	48
Total other income, net	71	107	110	580
Loss before income taxes	(844)	(1,132)	(1,827)	(1,524)
Income tax expense	—	—	—	—
Net loss	(844)	(1,132)	(1,827)	(1,524)
Less: Net gain (loss) attributable to noncontrolling interests	3	—	(2)	—
Net loss attributable to SemiLEDs stockholders	$(847)	$(1,132)	$(1,825)	$(1,524)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.24)	$(0.32)	$(0.51)	$(0.43)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,579	3,545	3,569	3,545

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Net loss	$(844)	$(1,132)	$(1,827)	$(1,524)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	$(17)	109	(13)	135
Comprehensive loss	$(861)	$(1,023)	$(1,840)	$(1,389)
Comprehensive loss attributable to noncontrolling interests	$4	$—	$(2)	$—
Comprehensive loss attributable to SemiLEDs stockholders	$(865)	$(1,023)	$(1,838)	$(1,389)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2018	3,559	$—	$175,527	$3,727	$(174,251)	$5,003	$—	$5,003
Issuance of common stock under equity incentive plans	30	—	—	—	—	—	—	—
Stock-based compensation		—	90	—	—	90	—	90
Common stock issued by SBDI*	—	—	128	—	—	128	48	176
Comprehensive loss:								—
Other comprehensive income (loss)	—	—	—	(13)	—	(13)	—	(13)
Net loss	—	—	—	—	(1,825)	(1,825)	(2)	(1,827)
BALANCE—February 28, 2019	3,589	$—	$175,745	$3,714	$(176,076)	$3,383	$46	$3,429

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 28, 2019	February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,827)	$(1,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	545	520
Stock-based compensation expense	90	48
Provisions for inventory write-downs	312	413
Gain on disposals of long-lived assets, net	(288)	(209)
Changes in :
Accounts receivable, net	(455)	811
Inventories	(559)	103
Prepaid expenses and other	(26)	61
Accounts payable	391	(191)
Accrued expenses and other current liabilities	(161)	130
Net cash provided by (used in) operating activities	(1,978)	162
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(64)	(131)
Proceeds from sales of property, plant and equipment	512	327
Return the received-in-advance	(3,000)	—
Payments for development of intangible assets	(2)	(1)
Proceeds from patents assignment	—	1
Net cash provided by (used in) investing activities	(2,554)	196
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	3,200	—
Repayments of long-term debt	(167)	(173)
Acquisition of noncontrolling interests	(1)	—
Net cash provided by (used in) financing activities	3,032	(173)
Effect of exchange rate changes on cash and cash equivalents	(286)	90
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,786)	275
CASH AND CASH EQUIVALENTS—Beginning of period	3,421	3,582
CASH AND CASH EQUIVALENTS—End of period	$1,635	$3,857
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$13	$114

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

As of February 28, 2019, SemiLEDs had four wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of February 28, 2019, the statements of operations and comprehensive loss for the three and six months ended February 28, 2019 and 2018, the statement of changes in equity for the six months ended February 28, 2019, and the statements of cash flows for the six months ended February 28, 2019 and 2018. The results for the three or six months ended February 28, 2019 are not necessarily indicative of the results to be expected for the year ending August 31, 2019.

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

The Company suffered losses from operations of $3.7 million and $4.3 million, and net cash used in operating activities of $1.2 million and $2.1 million for the years ended August 31, 2018 and 2017, respectively. Gross loss on product sales was $435 thousand for the year ended August 31, 2018, and gross profit was $82 thousand for the year ended August 31, 2017. Loss from operations for the three and six months ended February 28, 2019 were $915 thousand and $1.9 million, respectively. Net cash used in operating activities for the six months ended February 28, 2019 was $2.0 million. Further, at February 28, 2019, the Company’s cash and cash equivalents was down to $1.6 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

Revenue Recognition —Effective September 1 2018, the Company adopted ASC 606 using the modified retrospective transition method. The Company applied the following five steps to achieve the core principles of ASC 606: 1) identified the contract with a customer; 2) identified the performance obligations (promises) in the contract; 3) determined the transaction price; 4) allocated the transaction price to the performance obligations in the contract; and 5) recognized revenue when (or as) the Company satisfies a performance obligation. The Company recognizes the amount of revenue when the Company satisfies a performance obligation to which it expects to be entitled for the transfer of promised goods or services to customers. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non‑conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales, which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company’s warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 28, 2019 and August 31, 2018, cash and cash equivalents of the Company consisted of the following (in thousands):

	February 28,	August 31,
Cash and Cash Equivalents by Location	2019	2018
United States;
Denominated in U.S. dollars	$53	$194
Taiwan;
Denominated in U.S. dollars	364	2,220
Denominated in New Taiwan dollars	28	55
Denominated in other currencies	1,142	910
China (including Hong Kong);
Denominated in U.S. dollars	4	7
Denominated in Renminbi	36	29
Denominated in H.K. dollars	8	6
Total cash and cash equivalents	$1,635	$3,421

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

Net revenues generated from sales to the top ten customers represented 88% and 82% of the Company’s total net revenues for the three and six months ended February 28, 2019 respectively, and 73% and 64% of the Company’s net revenues for the three and six months ended February 28, 2018, respectively.

The Company’s revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 72% and 70% of the Company’s net revenues for the three and six months ended February 28, 2019, respectively, and 68% and 74% of the Company’s net revenues for the three and six months ended February 28, 2018, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 to 12,501,715. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, noncontrolling interest in SBDI was increased from zero to 3.31%. In December 2018, Taiwan SemiLEDs purchased 3,000 common shares of SBDI from non-controlling interests. As of February 28 2019, noncontrolling interest in SBDI was down to 3.29%.

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

3. Balance Sheet Components

Inventories

Inventories as of February 28, 2019 and August 31, 2018 consisted of the following (in thousands):

	February 28,	August 31,
	2019	2018
Raw materials	$473	$577
Work in process	744	505
Finished goods	856	736
Total	$2,073	$1,818

Inventory write-downs to estimated net realizable values were $140 thousand and $312 thousand for the three and six months ended February 28, 2019, respectively, and $207 thousand and $413 thousand for the three and six months ended February 28, 2018, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2019 and August 31, 2018 consisted of the following (in thousands):

	February 28,	August 31,
	2019	2018
Buildings and improvements	$13,497	$13,558
Machinery and equipment	38,702	39,391
Leasehold improvements	150	150
Other equipment	2,304	2,312
Total property, plant and equipment	54,653	55,411
Less: Accumulated depreciation and amortization	(48,217)	(48,487)
Construction in progress	12	289
Property, plant and equipment, net	$6,448	$7,213

Intangible Assets

Intangible assets as of February 28, 2019 and August 31, 2018 consisted of the following (in thousands):

	February 28, 2019
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$543	$450	$93
Acquired technology	5	493	493	—
Total		$1,036	$943	$93

	August 31, 2018
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$544	$446	$98
Acquired technology	5	494	494	—
Total		$1,038	$940	$98

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 28, 2019 and August 31, 2018 consisted of the following (in thousands, except percentages):

	February 28, 2019		August 31, 2018
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	$—	49%	$—
Equity investment wihout readily determinable fair value	Various	912	Various	914
Total investments in unconsolidated entities		$912		$914

There were no dividends received from unconsolidated entities through February 28, 2019.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancellable and which expire at various dates between April 2019 and December 2021. Lease expense related to these noncancellable operating leases was $37 thousand and $75 thousand for the three and six months ended February 28, 2019, respectively, and $135 thousand and $247 thousand for the three and six months ended February 28, 2018, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of February 28, 2019 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2019	$77
2020	151
2021	50
2022	—
2023	—
Thereafter	—
Total	$278

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $158 thousand and $1.6 million as of February 28, 2019 and August 31, 2018, respectively.

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

On December 28, 2018, the Company received a notification from the Court in Miao-Li County, Taiwan that Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion requesting that the Company return the $3 million prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and litigation fee. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the building and/or other assets belonging to the Company to recover the prepayment. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. On January 25, 2019, the Company and the Plaintiff entered into a settlement, agreeing that the Company would return the $3 million plus value-added-tax of $150 thousand and penalty of $200 thousand, and on February 1, 2019, the Plaintiff withdrawal the motion. As of February 28, 2019, the Company has paid the $3.2 million, and accrued a payable of $150 thousand.

Except as described above, as of February 28, 2019, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 521 thousand shares was reserved for issuance under the 2010 Plan, respectively, as of both February 28, 2019 and 2018. As of February 28, 2019 and 2018, there were 189 thousand and 196 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In July 2018, SemiLEDs granted 7.5 thousand restricted stock units to its directors that will vest 100% on the earlier of June 29, 2019 or the date of the next annual meeting. The grant-date fair value of the restricted stock units was $4.75 per unit.

In January 2018, SemiLEDs granted 56.7 thousand restricted stock units to its employees among which 50% will vest each year on January 1 of 2019 and 2020 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $4.10 per unit.

In November 2017, SemiLEDs granted 2.5 thousand restricted stock units to its directors that vested 100% on June 28, 2018. The grant-date fair value of the restricted stock units was $4.15 per unit.

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

A summary of the stock-based compensation expense for the three and six months ended February 28, 2019 and 2018 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Cost of revenues	$13	$7	$24	$14
Research and development	8	3	15	6
Selling, general and administrative	26	14	51	28
	$47	$24	$90	$48

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Stock units and stock options to purchase common stock	11	58	20	40

8. Income Taxes

The Company’s income (loss) before income taxes for the three and six months ended February 28, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
U.S. operations	$(141)	$(140)	$(291)	$93
Foreign operations	(703)	(992)	(1,536)	(1,617)
Loss before income taxes	$(844)	$(1,132)	$(1,827)	$(1,524)

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

As of both February 28, 2019 and August 31, 2018, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2018 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

9. Related Party Transactions

On January 8, 2019, the Company entered into loan agreements with each of its Chairman and Chief Executive Officer and its largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the canceled sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements.  As of February 28, 2019, these loans totaled $3.2 million. The Loans are secured by a second priority security interest on our headquarters building.

10. Subsequent Events

The Company has analyzed its operations subsequent to February 28, 2019 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements.

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

•	Declining cash position.
•	The ability to retain the $500,000 partial payment of the uncompleted $1.6 million note financing as liquidated damages.
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

•	Competitive pressures from existing and new companies.
•	Our ability to grow our revenues generated from the sales of our products and to control our expenses.
•	Loss of any of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel.
•	Intellectual property infringement or misappropriation claims by third parties against us or our customers, including our distributor customers.
•	The failure of LEDs to achieve widespread adoption in the general lighting market, or if alternative technologies gain market acceptance.
•	The loss of key suppliers or contract manufacturers.
•	Our ability to effectively expand or upgrade our production facilities or do so in a timely or cost-effective manner.
•	Difficulty in managing our future growth or in responding to a need to contract operations, and the associated changes to our operations.
•	Adverse development in those selected markets, including the Netherlands, Taiwan, the United States and China, where our revenues are concentrated.
•	Our ability to develop and execute upon a new strategy to exploit the China and India market.

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

•	Loss of customers.
•	Failure of our strategy of marketing and selling our products in jurisdictions with limited intellectual property enforcement regimes.
•	Lack of marketing and distribution success by our third-party distributors.
•	Our customers’ ability to produce and sell products incorporating our LED products.
•	Our failure to adequately prevent disclosure of trade secrets and other proprietary information.
•	Ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting.
•	Our ability to profit from existing and future joint ventures, investments, acquisitions and other strategic alliances.
•	Impairment of long-lived assets or investments.
•	Undetected defects in our products that harm our sales and reputation and adversely affect our manufacturing yields.
•	The availability of adequate and timely supply of electricity and water for our manufacturing facilities.
•	Our ability to comply with existing and future environmental laws and the cost of such compliance.
•	The ability of SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, to make dividends and other payments to SemiLEDs Corporation.
•	Our ability to obtain necessary regulatory approvals to make further investments in Taiwan SemiLEDs.
•	Our ability to appoint a new independent director to regain compliance with the Nasdaq continued listing requirements necessary to avert delisting of our common stock.
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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the six months ended February 28, 2019, sales to our three largest customers, in the aggregate, accounted for 64% and 52% of our revenues, respectively.

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

•

Cash position. Our cash and cash equivalents decreased to $1.6 million as of February 28, 2019 primarily due to the combination of our net cash used in operating activities offset by proceeds from long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates” for more information about our liquidity plans.

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

Except as described above, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the six months ended February 28, 2019 as compared to those disclosed in our 2018 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On February 28, 2019, the exchange rate was 30.77 NT dollars to one U.S. dollar. On April 8, 2019, the exchange rate was 30.84 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 28, 2019 Compared to the Three Months Ended February 28, 2018

	Three Months Ended
	February 28, 2019		February 28, 2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$15	1%	$74	5%	$(59)	(80)%
LED components	1,438	88%	941	61%	497	53%
Lighting products	141	9%	290	19%	(149)	(51)%
Other revenues(1)	36	2%	238	15%	(202)	(85)%
Total revenues, net	1,630	100%	1,543	100%	87	6%
Cost of revenues	1,628	100%	1,987	129%	(359)	(18)%
Gross profit (loss)	$2	—%	$(444)	(29)%	$446	(100)%
(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by 6% to $1.6 million for the three months ended February 28, 2019 from $1.5 million for the three months ended February 28, 2018. The increase in revenues was driven primarily by a $497 thousand increase in sales of LED components offset in part by a $202 thousand decrease in other revenue and by a $149 decrease in lighting products.

Revenues attributable to the sales of our LED chips were $15 thousand and $74 thousand, representing 1% and 5%, respectively, of our revenues for the three months ended February 28, 2019 and 2018, primarily due to lower volume sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components represented 88% and 61% of our revenues for the three months ended February 28, 2019 and 2018, respectively. The increase in revenues attributable to sales of LED components was primarily due to a higher average selling price for the UV LED product, which we particularly focus on within the niche LED markets, offset in part by a lower volume sold. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines as more fully mentioned above.

Revenues attributable to the sales of lighting products represented 9% and 19% of our revenues for the three months ended February 28, 2019 and 2018, respectively. Revenues attributable to the sales of lighting products were slightly lower for the three months ended February 28, 2019 primarily due to lower volumes sold.

Cost of Revenues

Our cost of revenues decreased by 18% from $2.0 million for the three months ended February 28, 2018 to $1.6 million for the three months ended February 28, 2019. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Profit (Loss)

Our gross profit increased from a loss of $444 thousand for the three months ended February 28, 2018 to a profit of $2 thousand for the three months ended February 28, 2019. Our gross margin percentage increased from negative 29% to breakeven for the three months ended February 28, 2019 as a consequence of the reduction in cost of revenues as more fully described above.

Operating Expenses

	Three Months Ended
	February 28, 2019		February 28, 2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$298	19%	$223	15%	$75	34%
Selling, general and administrative	619	38%	781	51%	(162)	(21)%
Gain on disposals of long-lived assets, net	—	—%	(209)	(14)%	209	(100)%
Total operating expenses	$917	56%	$795	52%	$122	15%

Research and development  Our research and development expenses were $298 thousand and $223 thousand for the three months ended February 28, 2019 and 2018, respectively. The increase was primary due to a $77 thousand increase in payroll and compensation and a $31 increase in materials and supplies used for our new products.

Selling, general and administrative  Our selling, general and administrative expenses decreased from $781 thousand for the three months ended February 28, 2018 to $619 thousand for the three months ended February 28, 2019. The decrease was mainly attributable to a $92 thousand decrease in payroll and stock based compensation and a $28 thousand decrease in Delaware Franchise tax due to a reversal of an accrual.

Loss on disposal of long-lived assets, net  Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment and a gain of $209 thousand was recognized as a result for the three months ended February 28, 2018.

Other Income (Expenses)

	Three Months Ended
	February 28, 2019		February 28, 2018
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(36)	(2)%	$(7)	—%
Other income (expenses), net	(126)	(8)%	49	3%
Foreign currency transaction gain, net	233	14%	65	4%
Total other income (expenses), net	$71	4%	$107	7%

Interest expenses, net. The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from our entry into loan agreements on January 8, 2019 with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%.

Other income (expenses), net Other income (expenses), net decreased from an income of $49 thousand for the three months ended February 28, 2018 to an expense of $126 thousand for the three months ended February 28, 2019, primarily due to the settlement of the lawsuit with Epistar in the three months ended February 28, 2019.

Foreign currency transaction gain, net  We recognized a net foreign currency transaction gain of $233 thousand and $65 thousand for the three months ended February 28, 2019 and 2018, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables.

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

Net Gain Attributable to Noncontrolling Interests

Three Months Ended
	February 28, 2019		February 28, 2018
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net gain attributable to noncontrolling interests	$3	—%	$—	—%

We recognized net gain attributable to non-controlling interests of $3 thousand for the three months ended February 28, 2019, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. As of February 28, 2019, non-controlling interests represented 3.29% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd.

Six Months Ended February 28, 2019 Compared to the Six Months Ended February 28, 2018

	Six Months Ended
	February 28, 2019		February 28, 2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$84	3%	$150	4%	$(66)	(44)%
LED components	2,117	82%	2,352	66%	(235)	(10)%
Lighting products	314	12%	556	16%	(242)	(44)%
Other revenues(1)	87	3%	488	14%	(401)	(82)%
Total revenues, net	2,602	100%	3,546	100%	(944)	(27)%
Cost of revenues	2,819	108%	3,938	111%	(1,119)	(28)%
Gross profit (loss)	$(217)	(8)%	$(392)	(11)%	$175	(45)%
(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 27% from $3.5 million for the six months ended February 28, 2018 to $2.6 million for the six months ended February 28, 2019. The $944 thousand decrease in revenues reflects a $66 thousand decrease in revenues attributable to sales of LED chips, a $235 thousand decrease in sales of LED components, a $242 thousand decrease in revenues attributable to sales of lighting products, and a $401 thousand decrease in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips represented 3% and 4% of our revenues for the six months ended February 28, 2019 and 2018, respectively. The decrease of 44% in revenues attributable to sales of LED chips was a result of a decrease in the volume of LED chips sold, offset slightly by a higher average selling price, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 82% and 66% of our revenues for the six months ended February 28, 2019 and 2018, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volumes sold for the UV LED product, which we particularly focus on within the niche LED markets.

Revenues attributable to the sales of lighting products represented 12% and 16% of our revenues for the six months ended February 28, 2019 and 2018, respectively. Revenues attributable to the sales of lighting products was $242 thousand lower for the six months ended February 28, 2019 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products compared to the six months ended February 28, 2018.

Cost of Revenues

Our cost of revenues decreased by 28% from $3.9 million for the six months ended February 28, 2018 to $2.8 million for the six months ended February 28, 2019. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Profit (Loss)

Our gross loss decreased from a loss of $392 thousand for the six months ended February 28, 2018 to $217 thousand for the six months ended February 28, 2019. Our gross margin percentage was negative 8% for the six months ended February 28, 2019, as compared to negative 11% for the six months ended February 28, 2018 as a consequence of the reduction in cost of revenues as more fully described above.

Operating Expenses

	Six Months Ended
	February 28, 2019		February 28, 2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$632	24%	$407	11%	$225	55%
Selling, general and administrative	1,376	53%	1,514	43%	(138)	(9)%
Gain on disposals of long-lived assets, net	(288)	(11)%	(209)	(6)%	(79)	38%
Total operating expenses	$1,720	66%	$1,712	48%	$8	—%

Research and development  Our research and development expenses were $632 thousand and $407 thousand for the six months ended February 28, 2019 and 2018, respectively. The increase was primary due to a $143 thousand increase in payroll and compensation and an $80 increase in materials and supplies used for our new products, offset by a decrease in depreciation and amortization expense.

Selling, general and administrative  Our selling, general and administrative expenses decreased from $1.5 million for the six months ended February 28, 2018 to $1.4 million for the six months ended February 28, 2019. The decrease was mainly attributable to a decrease in payroll, and decreases in various other expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $288 thousand and $209 thousand on the disposal of long-lived assets for the six months ended February 28, 2019 and 2018, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Six Months Ended
	February 28, 2019		February 28, 2018
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(41)	(2)%	$(15)	—%
Other income (expenses), net	(46)	(2)%	547	15%
Foreign currency transaction gain, net	197	8%	48	1%
Total other income (expenses), net	$110	4%	$580	16%

Interest expenses, net  The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from our entry into loan agreements on January 8, 2019 with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%.

Other income (expenses), net  Other income for the six months ended February 28, 2018 primarily consists of sales of patents offset by their commission expense and cost.  Other expenses for the six months ended February 28, 2019 primarily due to the settlement of a lawsuit with Epistar.

Foreign currency transaction gain, net We recognized net foreign currency transaction gain of $197 thousand and $48 thousand for the six months ended February 28, 2019 and 2018, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

Net Loss Attributable to Noncontrolling Interests

Six Months Ended
	February 28, 2019		February 28, 2018
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net loss attributable to noncontrolling interests	$(2)	—%	$—	—

We recognized net loss attributable to non-controlling interests of $2 thousand for the six months ended February 28, 2019, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. As of February 28, 2019, non-controlling interests represented 3.29% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd.

Liquidity and Capital Resources

As of February 28, 2019 and August 31, 2018, we had cash and cash equivalents of $1.6 million and $3.4 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of April 8, 2019, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes and loans from our Chairman and our largest shareholder, totaled $5.4 million and $2.3 million as of February 28, 2019 and August 31, 2018, respectively.

Our NT dollar denominated long-term notes, totaled $2.2 million and $2.3 million as of February 28, 2019 and August 31, 2018, respectively. These long-term notes carry an interest rate of 1.62%, based on the annual time deposit rate plus a specific spread, as of both February 28, 2019 and August 31, 2018, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of February 28, 2019, our outstanding balance on this note payable was approximately $787 thousand.

•

The second note payable requires monthly payments of principal and interest in the amount of $18 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of February 28, 2019, our outstanding balance on this note payable was approximately $1.4 million.

Property, plant and equipment pledged as collateral for our notes payable were $4.0 million and $4.2 million as of February 28, 2019 and August 31, 2018, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%.  All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015.  We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements.  As of February 28, 2019, these loans totaled $3.2 million. The Loans are secured by a second priority security interest on our headquarters building.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 28, 2019	February 28, 2018
Net cash provided by (used in) operating activities	$(1,978)	$162
Net cash provided by (used in) investing activities	$(2,554)	$196
Net cash provided by (used in) financing activities	$3,032	$(173)

Cash Flows Provided by (Used In) Operating Activities

Net cash used in operating activities for the six months ended February 28, 2019 was $2.0 million while net cash provided by operating activities for the six months ended February 28, 2018 was $162 thousand. Cash flows used in operating activities for the six months ended February 28, 2019 was $2.1 million more, primary attributable to and a decrease of $1.3 million in cash collected from customers and an increase in inventory.

Cash Flows Provided by (Used In) Investing Activities

Net cash used by investing activities for the six months ended February 28, 2019 was $2.6 million, consisting primarily of the return of $3 million to Epistar and $64 thousand of purchases of machinery and equipment, offset in part by $512 thousand of proceeds from the sales of machinery and equipment.

Net cash provided by investing activities for the six months ended February 28, 2018 was $196 thousand, consisting primarily of $327 thousand of proceeds from the sales of machinery and equipment, offset in part by the purchases of machinery and equipment.

Cash Flows Provided by (Used In) Financing Activities

Net cash provided by financing activities for the six months ended February 28, 2019 was $3 million, consisting primarily of $3.2 million of proceeds from Chairman and shareholder loans, offset in part by the repayments on long-term notes.

Net cash used in financing activities for the six months ended February 28, 2018 was $173 thousand, primarily attributable to the repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $64 thousand and $131 thousand for the six months ended February 28, 2019 and 2018, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of February 28, 2019, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 28, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 28, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 28, 2018, the Company received a notification from the Court in Miao-Li County, Taiwan that Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion requesting that the Company return the $3 million prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and litigation fees. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the building and/or other assets belonged to the Company to recover the prepayment. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. On January 25, 2019, the Company and the Plaintiff entered into a settlement, agreeing that the Company would return the $3 million plus value-added-tax of $150 thousand and penalty of $200 thousand, and on February 1, 2019, the Plaintiff withdrawal the motion. As of February 28, 2019, the Company has paid $3.2 million, and accrued a payable of $150 thousand.

Except as described above, there was no material pending legal proceedings or claims as of February 28, 2019.

Item 1A. Risk Factors

Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2018 Annual Report.

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market, including among other things, that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. On March 17, 2019, Roger Lee resigned from the Board of Directors of the Company effective immediately, which resulted in one vacancy on the audit committee. In accordance with NASDAQ Listing Rule 5605(c)(4)(B), we have been provided a cure period until the earlier of our next annual meeting of stockholders or March 17, 2020, or if the next annual stockholders’ meeting is held before September 13, 2019, then we must evidence compliance no later than September 13, 2019, to regain compliance with the audit committee requirements. If we do not regain compliance with the audit committee requirements by the period provided, NASDAQ will notify us that our common stock will be delisted.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 12, 2019	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)