Form 10-Q
period 2019-05-31
SemiLEDs Corp
filed 2019-07-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-34992

SemiLEDs Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-2735523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3F, No. 11 Ke Jung Rd., Chu-Nan Site,
Hsinchu Science Park, Chu-Nan 350,
Miao-Li County, Taiwan, R.O.C.	350
(Address of principal executive offices)	(Zip Code)

+886-37-586788
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0000056	LEDs	The Nasdaq Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,589,015 shares of common stock, par value $0.0000056 per share, outstanding as of July 9, 2019.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31,	August 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,060	$3,421
Accounts receivable (including related parties), net of allowance for doubtful accounts of $469 and $477 as of May 31, 2019 and August 31, 2018, respectively	562	282
Inventories	1,945	1,818
Prepaid expenses and other current assets	441	340
Total current assets	4,008	5,861
Property, plant and equipment, net	6,029	7,213
Intangible assets, net	96	98
Investments in unconsolidated entities	888	914
Other assets	163	164
TOTAL ASSETS	$11,184	$14,250
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$329	$335
Accounts payable	658	894
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	2,179	5,505
Total current liabilities	3,666	7,234
Long-term debt, excluding current installments	4,908	2,013
Total liabilities	8,574	9,247
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 3,589 shares and 3,559 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	—	—
Additional paid-in capital	175,772	175,527
Accumulated other comprehensive income	3,728	3,727
Accumulated deficit	(176,935)	(174,251)
Total SemiLEDs stockholders' equity	2,565	5,003
Noncontrolling interests	45	—
Total equity	2,610	5,003
TOTAL LIABILITIES AND EQUITY	$11,184	$14,250

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Revenues, net	$1,745	$1,999	$4,347	$5,545
Cost of revenues	1,405	1,837	4,224	5,775
Gross profit (loss)	340	162	123	(230)
Operating expenses:
Research and development	444	296	1,076	703
Selling, general and administrative	597	799	1,973	2,313
Gain on disposals of long-lived assets, net	—	(581)	(288)	(790)
Total operating expenses	1,041	514	2,761	2,226
Loss from operations	(701)	(352)	(2,638)	(2,456)
Other income (expenses):
Interest expenses, net	(74)	(7)	(115)	(22)
Other income (losses), net	94	78	48	625
Foreign currency transaction (losses) gain, net	(177)	(45)	20	3
Total other income (expenses), net	(157)	26	(47)	606
Loss before income taxes	(858)	(326)	(2,685)	(1,850)
Income tax expense	—	—	—	—
Net loss	(858)	(326)	(2,685)	(1,850)
Less: Net gain (loss) attributable to noncontrolling interests	1	—	(1)	—
Net loss attributable to SemiLEDs stockholders	$(859)	$(326)	$(2,684)	$(1,850)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.24)	$(0.09)	$(0.75)	$(0.52)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,589	3,550	3,576	3,546

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net loss	$(858)	$(326)	$(2,685)	$(1,850)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	$12	(77)	(1)	58
Comprehensive loss	$(846)	$(403)	$(2,686)	$(1,792)
Comprehensive loss attributable to noncontrolling interests	$(1)	$—	$(3)	$—
Comprehensive loss attributable to SemiLEDs stockholders	$(845)	$(403)	$(2,683)	$(1,792)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2017	3,544	$—	$175,386	$3,701	$(171,270)	$7,817	$—	$7,817
Stock-based compensation	—	—	24	—	—	24	—	24
Comprehensive loss:
Other comprehensive income (loss)	—		—	26		26	—	26
Net loss	—	—	—	—	(392)	(392)	—	(392)
BALANCE—November 30, 2017	3,544	$—	$175,410	$3,727	$(171,662)	$7,475	$—	$7,475
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	24	—	—	24	—	24
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	109	—	109	—	109
Net loss	—	—	—	—	(1,132)	(1,132)	—	(1,132)
BALANCE—February 28, 2018	3,545	$—	$175,434	$3,836	$(172,794)	$6,476	$—	$6,476
Issuance of common stock under equity incentive plans	12
Stock-based compensation	—	—	53		—	53	—	53
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	(77)	—	(77)	—	(77)
Net loss	—	—	—	—	(326)	(326)	—	(326)
BALANCE—May 31, 2018	3,557	$—	$175,487	$3,759	$(173,120)	$6,126	$—	$6,126
				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2018	3,559	$—	$175,527	$3,727	$(174,251)	$5,003	$—	$5,003
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—
Stock-based compensation		—	43	—	—	43	—	43
Common stock issued by SBDI*	—	—	128	—	—	128	48	176
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	5	—	5	(1)	4
Net loss	—	—	—	—	(978)	(978)	(5)	(983)
BALANCE—November 30, 2018	3,560	$—	$175,698	$3,732	$(175,229)	$4,201	$42	$4,243
Issuance of common stock under equity incentive plans	29	—	—	—	—	—	—	—
Stock-based compensation		—	47	—	—	47	—	47
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	(18)	—	(18)	1	(17)
Net loss	—	—	—	—	(847)	(847)	3	(844)
BALANCE—February 28, 2019	3,589	$—	$175,745	$3,714	$(176,076)	$3,383	$46	$3,429
Stock-based compensation	—	—	27	—	—	27	—	27
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	14	—	14	(2)	12
Net loss	—	—	—	—	(859)	(859)	1	(858)
BALANCE—May 31, 2019	3,589	$—	$175,772	$3,728	$(176,935)	$2,565	$45	$2,610

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended
	May 31, 2019	May 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,685)	$(1,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	827	766
Stock-based compensation expense	117	101
Bad debt expense	—	10
Provisions for inventory write-downs	560	487
Gain on disposals of long-lived assets, net	(288)	(790)
Changes in :
Accounts receivable, net	(292)	802
Inventories	(724)	201
Prepaid expenses and other	(121)	119
Accounts payable	(183)	(269)
Accrued expenses and other current liabilities	(85)	150
Net cash used in operating activities	(2,874)	(273)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(73)	(247)
Proceeds from sales of property, plant and equipment	505	913
Return the received-in-advance	(3,000)	—
Payments for development of intangible assets	(3)	(4)
Proceeds from patents assignment	—	1
Net cash provided by (used in) investing activities	(2,571)	663
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	3,200	—
Repayments of long-term debt	(248)	(255)
Acquisition of noncontrolling interests	(1)	—
Net cash provided by (used in) financing activities	2,951	(255)
Effect of exchange rate changes on cash and cash equivalents	133	22
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,361)	157
CASH AND CASH EQUIVALENTS—Beginning of period	3,421	3,582
CASH AND CASH EQUIVALENTS—End of period	$1,060	$3,739
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$34	$140

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

As of May 31, 2019, SemiLEDs had four wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2019, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2019 and 2018, the statement of changes in equity for the nine months ended May 31, 2019 and 2018, and the statements of cash flows for the nine months ended May 31, 2019 and 2018. The results for the three or nine months ended May 31, 2019 are not necessarily indicative of the results to be expected for the year ending August 31, 2019.

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

The Company suffered losses from operations of $3.7 million and $4.3 million, and net cash used in operating activities of $1.2 million and $2.1 million for the years ended August 31, 2018 and 2017, respectively. Gross loss on product sales was $435 thousand for the year ended August 31, 2018, and gross profit was $82 thousand for the year ended August 31, 2017. Loss from operations for the three and nine months ended May 31, 2019 were $701 thousand and $2.6 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2019 was $2.9 million. Further, at May 31, 2019, the Company’s cash and cash equivalents was down to $1.1 million. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management has recently entered into two new loan agreements to refinance its existing real estate loan and provide for operating capital. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

Certain Significant Risks and Uncertainties —The Company is subject to certain risks and uncertainties that could have a material and adverse effect on the Company’s future financial position or results of operations, which risks and uncertainties include, among others: it has incurred significant losses over the past years, any inability of the Company to compete in a rapidly evolving market and to respond quickly and effectively to changing market requirements, any inability of the Company to grow its revenue and/or maintain or increase its margins, it may experience fluctuations in its revenues and operating results, any inability of the Company to protect its intellectual property rights, claims by others that the Company infringes their proprietary technology, and any inability of the Company to raise additional funds in the future.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2019 and August 31, 2018, cash and cash equivalents of the Company consisted of the following (in thousands):

	May 31,	August 31,
Cash and Cash Equivalents by Location	2019	2018
United States;
Denominated in U.S. dollars	$16	$194
Taiwan;
Denominated in U.S. dollars	234	2,220
Denominated in New Taiwan dollars	696	55
Denominated in other currencies	78	910
China (including Hong Kong);
Denominated in U.S. dollars	—	7
Denominated in Renminbi	28	29
Denominated in H.K. dollars	8	6
Total cash and cash equivalents	$1,060	$3,421

The Company’s revenues are substantially derived from the sales of LED products. A significant portion of the Company’s revenues are derived from a limited number of customers and sales are concentrated in a few select markets. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management’s assessment of the collectability of its customer accounts. Management regularly reviews the allowance by considering certain factors, such as historical experience, industry data, credit quality, ages of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Net revenues generated from sales to the top ten customers represented 80% and 73 % of the Company’s total net revenues for the three and nine months ended May 31, 2019, respectively, and 69% and 62% of the Company’s net revenues for the three and nine months ended May 31, 2018, respectively.

The Company’s revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, and China (including Hong Kong). Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 74 % and 71% of the Company’s net revenues for the three and nine months ended May 31, 2019, respectively, and 85% and 78 % of the Company’s net revenues for the three and nine months ended May 31, 2018, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 to 12,501,715. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, noncontrolling interest in SBDI was increased from zero to 3.31%. In December 2018, Taiwan SemiLEDs purchased 3,000 common shares of SBDI from non-controlling interests. As of May 31, 2019, noncontrolling interest in SBDI was down to 3.29%.

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

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2019 and August 31, 2018 consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Raw materials	$519	$577
Work in process	529	505
Finished goods	897	736
Total	$1,945	$1,818

Inventory write-downs to estimated net realizable values were $248 thousand and $560 thousand for the three and nine months ended May 31, 2019, respectively, and $74 thousand and $487 thousand for the three and nine months ended May 31, 2018, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2019 and August 31, 2018 consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Buildings and improvements	$13,143	$13,558
Machinery and equipment	37,729	39,391
Leasehold improvements	155	150
Other equipment	2,235	2,312
Total property, plant and equipment	53,262	55,411
Less: Accumulated depreciation and amortization	(47,233)	(48,487)
Construction in progress	—	289
Property, plant and equipment, net	$6,029	$7,213

Intangible Assets

Intangible assets as of May 31, 2019 and August 31, 2018 consisted of the following (in thousands):

	May 31, 2019
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$538	$442	$96
Acquired technology	5	480	480	—
Total		$1,018	$922	$96

	August 31, 2018
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$544	$446	$98
Acquired technology	5	494	494	—
Total		$1,038	$940	$98

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2019 and August 31, 2018 consisted of the following (in thousands, except percentages):

	May 31, 2019		August 31, 2018
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	49%	$—	49%	$—
Equity investment wihout readily determinable fair value	Various	888	Various	914
Total investments in unconsolidated entities		$888		$914

There were no dividends received from unconsolidated entities through May 31, 2019.

Equity Method Investments

The Company owns a 49% equity interest in China SemiLEDs. This investment has a carrying amount of zero as a result of a previously recognized impairment. In May 2019, the Foshan (China) Court declared China SemiLEDs was bankrupt after confirming that China SemiLEDs was incapable to pay outstanding debts.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancellable and which expire at various dates between December 2020 and December 2021. Lease expense related to these noncancellable operating leases was $39 thousand and $114 thousand for the three and nine months ended May 31, 2019, respectively, and $101 thousand and $348 thousand for the three and nine months ended May 31, 2018, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of May 31, 2019 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2019	$37
2020	147
2021	49
2022	—
2023	—
Thereafter	—
Total	$233

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $220 thousand and $1.6 million as of May 31, 2019 and August 31, 2018, respectively.

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

On December 28, 2018, the Company received a notification from the Court in Miao-Li County, Taiwan that Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion requesting that the Company return the $3 million prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and litigation fee. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the building and/or other assets belonging to the Company to recover the prepayment. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. On January 25, 2019, the Company and the Plaintiff entered into a settlement, agreeing that the Company would return the $3 million plus value-added-tax of $150 thousand and penalty of $200 thousand, and on February 1, 2019, the Plaintiff withdrew the motion. As of May 31, 2019, the Company has paid the $3.2 million, and accrued a payable of $150 thousand.

Except as described above, as of May 31 2019, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

On June 14, 2019, the Company amended the 2010 Plan, subject to shareholder approval at the annual meeting on July 31, 2019, to increase the number of shares authorized for issuance under the plan by an additional 500 thousand shares, to extend expiration of the plan to November 3, 2023, to remove the IRS Code section 162(m) provisions from the plan, and to modify the maximum grant limit to 35 thousand shares to one person in a one year period.

A total of 521 thousand shares was reserved for issuance under the 2010 Plan, respectively, as of both May 31, 2019 and 2018. As of May 31, 2019 and 2018, there were 191 thousand and 196 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In July 2018, SemiLEDs granted 7.5 thousand restricted stock units to its directors that vested 100% on June 29, 2019. The grant-date fair value of the restricted stock units was $4.75 per unit.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Cost of revenues	$10	$19	$34	$33
Research and development	6	10	21	16
Selling, general and administrative	11	23	62	52
	$27	$52	$117	$101

7. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Stock units and stock options to purchase common stock	7	11	13	63

8. Income Taxes

The Company’s income (loss) before income taxes for the three and nine months ended May 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
U.S. operations	$(86)	$(179)	$(377)	$(86)
Foreign operations	(772)	(147)	(2,308)	(1,764)
Loss before income taxes	$(858)	$(326)	$(2,685)	$(1,850)

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

As of both May 31 2019 and August 31, 2018, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2005 through 2018 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

9. Related Party Transactions

On January 8, 2019, the Company entered into loan agreements with each of its Chairman and Chief Executive Officer and its largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the canceled sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements.  As of May 31, 2019, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the Company’s headquarters building.

10. Subsequent Events

The Company entered two New Taiwan dollar (“NTD”) denominated loan agreements with Mega International Commercial Bank on July 5, 2019 with aggregate amounts of $3.2 million (NT$100 million).  The first loan for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.62% currently), and was exclusively used to repay the existing loan to E. Sun Commercial Bank.  The second loan for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2% currently) and is available for operating capital. The loans are secured by a $79 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.  Principal and interests on the loans are payable monthly, and will mature in 8 years after the first withdrawal of the loaned funds.

The Company has analyzed its operations subsequent to May 31, 2019 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements, except the above.

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

•

Industry growth and demand for products and applications using LEDs.  The overall adoption of LED lighting devices to replace traditional lighting sources is expected to influence the growth and demand for LED chips and component products and impact our financial performance. We believe the potential market for LED lighting will continue to expand. LEDs for efficient generation of UV light are also starting to gain attention for various medical, germicidal and industrial applications. Since a substantial portion of our LED chips, LED components and our lighting products are used by end- users in general lighting applications and specialty industrial applications such as UV curing, medical/cosmetic, counterfeit detection, horticulture, architectural lighting and entertainment lighting the adoption of LEDs into these applications should have a strong impact on the demand of LED chips generally and, as a result, for our LED chips, LED components and LED lighting products.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the nine months ended May 31, 2019, sales to our three largest customers, in the aggregate, accounted for 49% and 44% of our revenues, respectively.

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

•

Cash position. Our cash and cash equivalents decreased to $1.1 million as of May 31, 2019 primarily due to the combination of our net cash used in operating activities offset by proceeds from long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. We recently entered into two new loan agreements to refinance an existing real estate loan and provide for operating capital. In addition, the shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Except as described above, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the nine months ended May 31, 2019 as compared to those disclosed in our 2018 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On May 31, 2019, the exchange rate was 31.60 NT dollars to one U.S. dollar. On July 8, 2019, the exchange rate was 31.18 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2019 Compared to the Three Months Ended May 31, 2018

	Three Months Ended
	May 31, 2019		May 31, 2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$7	—%	$43	2%	$(36)	(84)%
LED components	1,275	73%	1,289	64%	(14)	(1)%
Lighting products	152	9%	269	13%	(117)	(43)%
Other revenues(1)	311	18%	398	21%	(87)	(22)%
Total revenues, net	1,745	100%	1,999	100%	(254)	(13)%
Cost of revenues	1,405	81%	1,837	92%	(432)	(24)%
Gross profit	$340	19%	$162	8%	$178	110%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 13% to $1.7 million for the three months ended May 31, 2019 from $2.0 million for the three months ended May 31, 2018. The $254 thousand decrease in revenues reflects a $36 thousand decrease in revenues attributable to sales of LED chips, a $14 thousand decrease in sales of LED components, a $117 thousand decrease in revenues attributable to sales of lighting products, and an $87 thousand decrease in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips were $7 thousand and $43 thousand, respectively, of our revenues for the three months ended May 31, 2019 and 2018, primarily due to lower volume sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components represented 73% and 64% of our revenues for the three months ended May 31, 2019 and 2018, respectively. The slight decrease in revenues attributable to sales of LED components was primarily due to a lower volume sold, offset in part by a higher average selling price for the UV LED product, which we particularly focus on within the niche LED markets.

Revenues attributable to the sales of lighting products represented 9% and 13% of our revenues for the three months ended May 31, 2019 and 2018, respectively. Revenues attributable to the sales of lighting products were slightly lower for the three months ended May 31, 2019 primarily due to lower volumes sold.

Cost of Revenues

Our cost of revenues decreased by 24% from $1.8 million for the three months ended May 31, 2018 to $1.4 million for the three months ended May 31, 2019. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Profit (Loss)

Our gross profit increased from $162 thousand for the three months ended May 31, 2018 to $340 thousand for the three months ended May 31, 2019. Our gross margin percentage increased from 8% to 19% for the three months ended May 31, 2019 as a consequence of the reduction in cost of revenues as more fully described above.

Operating Expenses

	Three Months Ended
	May 31, 2019		May 31, 2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$444	26%	$296	15%	$148	50%
Selling, general and administrative	597	34%	799	40%	(202)	(25)%
Gain on disposals of long-lived assets, net	—	—%	(581)	(29)%	581	(100)%
Total operating expenses	$1,041	60%	$514	26%	$527	103%

Research and development  Our research and development expenses were $444 thousand and $296 thousand for the three months ended May 31, 2019 and 2018, respectively. The increase was primary due to a $10 thousand increase in payroll and compensation and a $151 thousand increase in materials and supplies used for our new products, offset partially by decreases in various other expenses.

Selling, general and administrative  Our selling, general and administrative expenses decreased from $799 thousand for the three months ended May 31, 2018 to $597 thousand for the three months ended May 31, 2019. The decrease was mainly attributable to a $16 thousand decrease in payroll and stock based compensation and a $175 thousand decrease in professional service fees and insurance fees.

Gain on disposal of long-lived assets, net  Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment and a gain of $581 thousand was recognized as a result for the three months ended May 31, 2018.

Other Income (Expenses)

	Three Months Ended
	May 31, 2019		May 31, 2018
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(74)	(4)%	$(7)	—%
Other income, net	94	5%	78	4%
Foreign currency transaction loss, net	(177)	(10)%	(45)	(2)%
Total other income (expenses), net	$(157)	(9)%	$26	2%

Interest expenses, net The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from our entry into loan agreements on January 8, 2019 with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%.

Other income, net Our other income consists primarily of rental income from the lease of spare space in our Hsinchu building, net of related depreciation charge. The increase was mainly attributable to a new lease agreement of B1 floor of our Hsinchu building starting from May 2019.

Foreign currency transaction loss, net  We recognized a net foreign currency transaction loss of $177 thousand and $45 thousand for the three months ended May 31, 2019 and 2018, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables.

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

Net Gain Attributable to Noncontrolling Interests

Three Months Ended
	May 31, 2019		May 31, 2018
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net gain attributable to noncontrolling interests	$1	—%	$—	—%

We recognized net gain attributable to non-controlling interests of $1 thousand for the three months ended May 31, 2019, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. As of May 31, 2019, non-controlling interests represented 3.29% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd.

Nine months Ended May 31, 2019 Compared to the Nine months Ended May 31, 2018

	Nine Months Ended
	May 31, 2019		May 31, 2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$91	2%	$193	3%	$(102)	(53)%
LED components	3,392	78%	3,641	66%	(249)	(7)%
Lighting products	466	11%	825	15%	(359)	(44)%
Other revenues(1)	398	9%	886	16%	(488)	(55)%
Total revenues, net	4,347	100%	5,545	100%	(1,198)	(22)%
Cost of revenues	4,224	97%	5,775	104%	(1,551)	(27)%
Gross profit (loss)	$123	3%	$(230)	(4)%	$353	(153)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 22% from $5.5 million for the nine months ended May 31, 2018 to $4.3 million for the nine months ended May 31, 2019. The $1.2 million decrease in revenues reflects a $102 thousand decrease in revenues attributable to sales of LED chips, a $249 thousand decrease in sales of LED components, a $359 thousand decrease in revenues attributable to sales of lighting products, and a $488 thousand decrease in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips represented 2% and 3% of our revenues for the nine months ended May 31, 2019 and 2018, respectively. The decrease of 53% in revenues attributable to sales of LED chips was a result of a decrease in the volume of LED chips sold, offset slightly by a higher average selling price, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 78% and 66% of our revenues for the nine months ended May 31, 2019 and 2018, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volumes sold for the UV LED product, which we particularly focus on within the niche LED markets.

Revenues attributable to the sales of lighting products represented 11% and 15% of our revenues for the nine months ended May 31, 2019 and 2018, respectively. Revenues attributable to the sales of lighting products was $359 thousand lower for the nine months ended May 31, 2019 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products compared to the nine months ended May 31, 2018.

Cost of Revenues

Our cost of revenues decreased by 27% from $5.8 million for the nine months ended May 31, 2018 to $4.2 million for the nine months ended May 31, 2019. The decrease in cost of revenues was primarily due to the effect of our ongoing cost reduction efforts, a decrease in volume sold and decreases in depreciation expenses and idle capacity charges associated with property, plant and equipment.

Gross Profit (Loss)

Our gross profit increased from a loss of $230 thousand for the nine months ended May 31, 2018 to a profit of $123 thousand for the nine months ended May 31, 2019. Our gross margin percentage was 3% for the nine months ended May 31, 2019, as compared to negative 4% for the nine months ended May 31, 2018 as a consequence of the reduction in cost of revenues as more fully described above.

Operating Expenses

	Nine Months Ended
	May 31, 2019		May 31, 2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,076	25%	$703	13%	$373	53%
Selling, general and administrative	1,973	45%	2,313	42%	(340)	(15)%
Gain on disposals of long-lived assets, net	(288)	(7)%	(790)	(14)%	502	(64)%
Total operating expenses	$2,761	63%	$2,226	41%	$535	—%

Research and development  Our research and development expenses were $1.1 million and $703 thousand for the nine months ended May 31, 2019 and 2018, respectively. The increase was primary due to a $149 thousand increase in payroll and compensation and a $224 increase in materials and supplies used for our new products, offset by a decrease in depreciation and amortization expense.

Selling, general and administrative  Our selling, general and administrative expenses decreased from $2.3 million for the nine months ended May 31, 2018 to $2.0 million for the nine months ended May 31, 2019. The decrease was mainly attributable to a $50 thousand decrease in payroll and stock based compensation, a $230 thousand decrease in professional service fees and insurance fees due to a reversal of an accrual, and decrease in various expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $288 thousand and $790 thousand on the disposal of long-lived assets for the nine months ended May 31, 2019 and 2018, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Nine Months Ended
	May 31, 2019		May 31, 2018
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(115)	(2)%	$(22)	—%
Other income, net	48	1%	625	11%
Foreign currency transaction gain, net	20	—%	3	—%
Total other income (expenses), net	$(47)	(1)%	$606	11%

Interest expenses, net  The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from our entry into loan agreements on January 8, 2019 with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%.

Other income, net  Other income for the nine months ended May 31, 2018 primarily consists of sales of patents offset by their commission expense and cost.  Other expenses for the nine months ended May 31, 2019 consists primarily of rental income from the lease of spare space in our Hsinchu building, net of related depreciation charge, and offset by the settlement of a lawsuit with Epistar.

Foreign currency transaction gain, net We recognized net foreign currency transaction gain of $20 thousand and $3 thousand for the nine months ended May 31, 2019 and 2018, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

Net Loss Attributable to Noncontrolling Interests

Nine Months Ended
	May 31, 2019		May 31, 2018
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net loss attributable to noncontrolling interests	$(1)	—%	$—	—

We recognized net loss attributable to non-controlling interests of $1 thousand for the nine months ended May 31, 2019, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. As of May 31, 2019, non-controlling interests represented 3.29% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd.

Liquidity and Capital Resources

As of May 31, 2019 and August 31, 2018, we had cash and cash equivalents of $1.1 million and $3.4 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of July 8, 2019, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes and loans from our Chairman and our largest shareholder, totaled $5.2 million and $2.3 million as of May 31, 2019 and August 31, 2018, respectively.

Our NT dollar denominated long-term notes, totaled $2.0 million and $2.3 million as of May 31, 2019 and August 31, 2018, respectively. These long-term notes carry an interest rate of 1.62%, based on the annual time deposit rate plus a specific spread, as of both May 31, 2019 and August 31, 2018, are payable in monthly installments, and are secured by our property, plant and equipment. These long-term notes do not have prepayment penalties or balloon payments upon maturity.

•

The first note payable requires monthly payments of principal and interest in the amount of $13 thousand over the 15-year term of the note with final payment to occur in May 2024 and, as of May 31, 2019, our outstanding balance on this note payable was approximately $731 thousand.

•

The second note payable requires monthly payments of principal and interest in the amount of $17 thousand over the 15-year term of the note with final payment to occur in December 2025 and, as of May 31, 2019, our outstanding balance on this note payable was approximately $1.3 million.

Property, plant and equipment pledged as collateral for our notes payable were $3.8 million and $4.2 million as of May 31, 2019 and August 31, 2018, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%.  All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015.  We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements.  As of May 31, 2019, these loans totaled $3.2 million. The loans are secured by a second priority security interest on our headquarters building.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $3.0 million and $4.1 million during the years ended August 31, 2018 and 2017, respectively. Net cash used in operating activities for the year ended August 31, 2018 was $1.2 million. As of August 31, 2018, we had cash and cash equivalents of $3.4 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. On July 5, 2019, we entered into two new loan agreements totaling an aggregate amount of $3.2 million (NT$100 million) to refinance an existing real estate loan of $2.0 million (NT$62 million) and provide for operating capital of $1.2 million (NT$38 million).

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended
	May 31, 2019	May 31, 2018
Net cash used in operating activities	$(2,874)	$(273)
Net cash provided by (used in) investing activities	$(2,571)	$663
Net cash provided by (used in) financing activities	$2,951	$(255)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2019 was $2.9 million while net cash used in operating activities for the nine months ended May 31, 2018 was $273 thousand. Cash flows used in operating activities for the nine months ended May 31, 2019 was $2.6 million more, primary attributable to and a decrease of $1.3 million in cash collected from customers and an increase of $925 thousand in inventory.

Cash Flows Provided by (Used In) Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2019 was $2.6 million, consisting primarily of the return of $3 million to Epistar and $73 thousand of purchases of machinery and equipment, offset in part by $505 thousand of proceeds from sales of machinery and equipment.

Net cash provided by investing activities for the nine months ended May 31, 2018 was $663 thousand, consisting primarily of $913 thousand of proceeds from sales of machinery and equipment, offset in part by the purchases of machinery and equipment.

Cash Flows Provided by (Used In) Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2019 was $3.0 million, consisting primarily of $3.2 million of proceeds from Chairman and shareholder loans, offset in part by the repayments on long-term notes.

Net cash used in financing activities for the nine months ended May 31, 2018 was $255 thousand, primarily attributable to the repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $73 thousand and $247 thousand for the nine months ended May 31, 2019 and 2018, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of May 31, 2019, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 28, 2018, the Company received a notification from the Court in Miao-Li County, Taiwan that Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion requesting that the Company return the $3 million prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and litigation fees. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the building and/or other assets belonged to the Company to recover the prepayment. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. On January 25, 2019, the Company and the Plaintiff entered into a settlement, agreeing that the Company would return the $3 million plus value-added-tax of $150 thousand and penalty of $200 thousand, and on February 1, 2019, the Plaintiff withdrew the motion. As of May 31, 2019, the Company has paid $3.2 million, and accrued a payable of $150 thousand.

Except as described above, there was no material pending legal proceedings or claims as of May 31, 2019.

Item 1A. Risk Factors

Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2018 Annual Report.

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market, including among other things, that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. On March 17, 2019, Roger Lee resigned from the Board of Directors of the Company effective immediately, which resulted in one vacancy on the audit committee. In accordance with NASDAQ Listing Rule 5605(c)(4)(B), we have been provided a cure period until September 13, 2019 to regain compliance with the audit committee requirements. If we do not regain compliance with the audit committee requirements by the period provided, NASDAQ will notify us that our common stock will be delisted.

We intend to appoint a replacement director for the vacancy on the Audit Committee. There can be no assurance that we will be able to implement our plan, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted on one of the OTC Markets or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 12, 2019	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)