Form 10-K
period 2019-08-31
SemiLEDs Corp
filed 2019-11-20
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-34992

SemiLEDs Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20‑2735523 (I.R.S. Employer Identification Number)

3F, No.11 Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C. (Address of principal executive offices)	350 (Zip Code)

Registrant’s telephone number including area code: +886‑37‑586788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	TradingSymbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0000056	LEDs	The Nasdaq Stock Market

Securities registered pursuant to Section12(g) of the Act:

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

The aggregate market value of voting stock held by non‑affiliates of the registrant as of February 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Capital Market on such date, was approximately $6.8 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of November 13, 2019: 3,594,015.

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

Item 1. Business

Company Overview

We develop, manufacture and sell light emitting diode (LED) chips and LED components, LED modules and systems. Our products are used for general lighting and specialty industrial applications, including ultraviolet, or UV, curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, architectural lighting and entertainment lighting.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States, the Netherlands, Germany and India. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

We have developed advanced capabilities and proprietary know‑how in:

•	reusing sapphire substrate in subsequent production runs;
•	optimizing our epitaxial growth processes to create layers that efficiently convert electrical current into light;
•	employing a copper alloy base manufacturing technology to improve our chip’s thermal and electrical performance;
•	utilizing nanoscale surface engineering to improve usable light extraction;
•	manufacturing extremely small footprint LEDs with optimized yield, ideal for Mini LED applications;
•	developing a LED structure that generally consists of multiple epitaxial layers which are vertically‑stacked on top of a copper alloy base;
•	developing low cost Chip Scaled Packaging (CSP) technology; and
•	developing multi-pixel Mini LED packages for commercial displays.

These technical capabilities enable us to produce LED chips, LED component, LED modules and System products. We believe these capabilities and know-how should also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices.

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

We believe that most conventional GaN LEDs grown on sapphire wafers are based on a lateral design. However, we believe a superior combination of both light output efficiency and het removal is realized in a vertical LED chip design with a copper alloy metal structure.  Among pure metals at room temperature, copper has the second highest electrical and thermal conductivity, after silver. Heat is generated by passing electrical current through resistive materials. In our vertical LED chips, electrical current flows from the low resistance copper alloy base to the epitaxial layers also with low electrical resistance, thereby resulting in lower heat generation. Furthermore, due to the high thermal conductivity of the copper alloy layer, the heat generated in our device is effectively conducted to the packaging materials, where it can be dissipated through a heat sink. The resulting lower operating temperature helps to maintain LED device performance and reliability.

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

Our Products

LED Chips

We produce and purchase a wide variety of blue, white, green and UV LED chips, including our EV LED product series, currently ranging from chip sizes of 380 microns, or µm, by 380µm to 1520µm by 1520µm. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. Our LED chips are used primarily for applications in the specialty lighting market, including commercial, and industrial sectors. Our LED chips may be used in specialty industrial applications, such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. Currently, we focus mostly on UVLED applications.

LED Components

We currently package a portion of our LED chips into LED components for sale to distributors and end-customers in selected markets. The majority of our LED components use chips that are greater than 860μm by 860μm, focusing on high wattage (>3W) applications. Our packaged products can be categorized into three different groups: UV, Multi-Channel Emitter (MCE), and Specialty lighting. Besides the standard products, we provide customization service for all market segments. Our UV LED product portfolio ranges from two to 260 electrical watts, and are designed for industrial applications such as printing, coating, curing, and medical/cosmetic uses. The MCE packages target entertainment, architectural, aquarium and horticultural lighting sectors. Variations of four, seven, 12, 16 channel LEDs allow users to control each LEDs separately to produce all colors in the visible light spectrum. We use specialized chip bonding technology to ensure minimal chip-to-chip distance in order to deliver optimized color mixing capability in compact packages. Specialty lighting is mainly in the infrared spectrum with options of 30, 60, 90 and 120 degree view angles. These are used in surveillance, IP cameras and night vision applications.

To differentiate ourselves from other LED package manufacturers, we are putting more resources towards module and system design. Along with our technical know-how in the chip and package sectors, we are able to further integrate electrical, thermal and mechanical manufacturing resources to provide customers with one-stop system services. Services include design, prototyping, OEM and ODM. Key markets that we set to target at the system end include different types of UV LED industrial printers, aquarium lighting, medical applications, niche imaging light engines, horticultural lighting and high standard commercial lighting. Recently, we introduced multi-pixel Mini-LED package (16 RGB pixels in one package) for fine pitch Mini-LED display market.

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

Lighting Products

We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting product customers are primarily ODMs of lighting products and the end-users of lighting devices. Revenues from sales of our lighting products represented 11% and 13% of our revenues for the years ended August 31, 2019 and 2018, respectively.

OEM/ODM Services

We provide design and manufacturing services at the modular and system level. Currently, most of the design projects involve high power UVLED lamps to be incorporated/retrofitted into large scale press equipment. Besides hardware, we also provide software development to lamp control and equipment-to-lamp signal communication.

Manufacturing

Our manufacturing operations are located in Taiwan. Since late fiscal 2011, we have suffered from the underutilization of our manufacturing capacity, primarily for our LED chips. Consequently, a portion of our manufacturing equipment was idled, resulting in significant excess capacity charges. We also use contract manufacturers to produce certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process. We are moving toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we continue to explore opportunities to sell our chip manufacturing equipment, which will help us to reduce the idle capacity costs. As part of our cost reduction efforts, we moved and consolidated our LED packaging facility to our headquarters in Chunan, Taiwan in February 2018. While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

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

Quality Management

We have implemented quality control measures at each stage of our operations, including obtaining supplier qualifications, inspecting incoming raw materials and random testing during our production process, to ensure consistent product yield and reliability. We test all new processes and new products prior to commercial production. We also inspect all final products prior to delivery to our customers to ensure that production standards are met. If we encounter defects, we conduct an analysis in an effort to identify the cause of the defect and take appropriate corrective and preventative measures. We provide standard product warranties on our products, which generally range from three months to two years. Our manufacturing facility located in Hsinchu Science Park, Taiwan, are certified in compliance with ISO9001:2015. The facility is subject to periodic inspection by the relevant governmental authorities for safety, environmental and other regulatory compliance.

We require all of our employees involved in the manufacturing and engineering process to receive quality control training, according to a certification system depending on the level of skills and knowledge required. The training program is designed to ensure consistent and effective application of our quality control procedures.

Sales and Marketing

We market and sell our products through both our direct sales force and distributors. We primarily sell our LED components to distributors and end-customers in selected markets. Our packaging customers package our LED chips and sell the packaged product to distributors or end-customers. Our distributors resell our LED chips either to packagers or to end-customers. We sell our LED chips to packagers and distributors. Our lighting product customers consist primarily of ODMs of lighting products and the end-users of lighting devices with the sales made by our direct sales force. For modules and systems, we mainly deal with end-customers directly.

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

Customers

We package our LED chips into LED components, which we sell to distributors and end-customers in selected markets. In addition, we sell a portion of our LED chips products to packaging customers and LED chip distributors. Sales to distributors represented 1% and 3% of our revenues for the years ended August 31, 2019 and 2018, respectively.

We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2019 and 2018, our top ten customers collectively accounted for 73% and 66%, respectively, of our revenues. Some of our largest customers and what we produce, or have produced, for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2019 and 2018, sales to our three largest customers, in the aggregate, accounted for 45% and 34% of our revenues, respectively. For the year ended August 31, 2019, sales to Revlon, Inc. and Oreon Holding B.V. accounted for 18% and 16% of our total revenues, respectively. For the year ended August 31, 2018, sales to UFlex Limited and Oreon Holding B.V. accounted for 14% and 13% of our total revenues, respectively.

Our revenues are concentrated in a few select markets, including Netherlands, Taiwan, the United States and India. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in these markets.

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

As of August 31, 2019, we had 127 patents issued and four patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2019, we also had 137 patents issued and one patent pending before patent and trademark offices outside the United States. Of these 264 issued patents, 86 expire between 2020 and 2024, 110 expire between 2025 and 2029, 66 expire between 2030 and 2036, and two expire after 2036. Sixty-two of our issued patents are design patents and one of our pending patents is a design patent. We believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to “SemiLEDs” in the United States and China, and “MvpLED” in China.

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

Research and Development

We focus our research and development efforts on our design methodology and process technology for our LED products. We also focus on improving our production yields and increasing wafer sizes to lower our production costs. Our research and development team work closely with our manufacturing team. We conduct our research and development activities at our manufacturing facilities in Taiwan. Our future research and development strategy will primarily focus on developing new products in collaboration with our ODM partners utilizing our vertical technology and our expertise in the manufacturing of LED components. We expect to be continually engineering new products and systems, as well as enhancements to existing products, to meet the needs of our customers. By leveraging the fabless business model, we expect to be able to minimize our own research and development costs associated with chip products, increase the scale of our business without increasing overhead and diversify our business risk among many sales channels.

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

We believe that the key competitive factors in our markets are:

•	consistently producing high-quality LED chips with high efficacy;
•	providing a low total cost of ownership (i.e., cost, efficacy and lifespan) for end-customers;
•	producing UVA LED for niche markets where customers value quality and performance more than cost;
•	providing unique and high performance UVLED systems to replace mercury lamp; and
•	our sales channels.

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

Employees

As of August 31, 2019, we had approximately 136 employees. Most of these employees were based in Taiwan, with a small number of employees in China. None of our employees is represented by a labor union. We consider relations with our employees to be good.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to a return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by us, because there remains some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case.  The judge’s order allows us to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, we arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the Court’s scheduling order and to allow it to file a motion for summary judgment, and we filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court set a trial date of March 2, 2020, if needed. If we are ordered to return the $500 thousand payment, we may not have sufficient cash to do so and may not be able to continue as a going concern.

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

We incurred net losses attributable to SemiLEDs stockholders of $3.6 million and $3.0 million for the years ended August 31, 2019 and 2018, respectively. We can give no assurance that we will not continue to incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. As of August 31, 2019, we had an accumulated deficit of $177.8 million. Further, at August 31, 2019, our cash and cash equivalents were down to $1.4 million. These facts and conditions raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes it has liquidity plan, as further described in elsewhere in this annual report that if executed successfully should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2020, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan, including issuing convertible notes to certain of our directors, may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

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

Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives. For example, in the second quarter of fiscal 2017, we moved down the supply chain, supplying customer with a full UVLED lamp system. Our UVLED lamp started from stand alone to a full system that includes lamp-to-printer signal communication to various safety interlocks. Two UVLED systems were delivered in the third and fourth fiscal quarter of fiscal 2017. We expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect or have to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable for us to recover all or a meaningful part of our investment. In addition, our new products or enhancements may need certifications or require qualifications by our customers or potential customers. However, both of the certification and qualification processes are lengthy and uncertain and may negatively impact our sales and marketing efforts to sell or transition our customers to such new products or enhancements. Furthermore, once introduced, new products may adversely impact sales of our older generation products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results.

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

As part of our strategy, we market and sell our products through third-party distributors in certain markets. We rely on these distributors to service end-customers, and our failure to maintain strong working relationships with such distributors could have a material adverse impact on our operating results and revenues from such jurisdictions and damage our brand reputation. If we are unable to effectively develop and expand our distribution channels, or do so in a timely manner, to ensure our products are reaching the appropriate customer base, our sales and results of operations may be adversely impacted. In addition, if we successfully develop these channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver products in the timeline established by our customers. We have attempted to direct our efforts to areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment and placing a greater emphasis on the sale of LED components in selected markets where pricing pressure is significant, and pursuing new market opportunities that leverage our core competencies. We are now focused on developing as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. Continual introductions of new products and solutions, services, and enhancement of existing products and services, and effective servicing of customers are key to our competitive strategy. We also work to develop relationships with a select number of our customers to develop relationships which would continue to enhance our component product growth and profitability to complement our strategic focus. Our primary business objective is to provide our customers with a convenient, full-service, one-stop shopping solution for their needs by offering customized design services and high-quality products at good value. These strategies may negatively impact our revenues as we may not be able to develop and expand our customer base and distribution channels in a timely manner, among other reasons.

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

LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED components represented 75% and 69% of our revenues for the years ended August 31, 2019 and 2018, respectively. Although revenues attributable to the sale of LED lighting products accounted for 11% and 13% of our revenues for the years ended August 31, 2019 and 2018, we expect to continue to generate our revenues mainly from the sales of LED components for the foreseeable future. As such, the continued market acceptance of our LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our business, financial condition and results of operations.

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

We have implemented certain actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In connection with the implementation of our cost and capital expenditure reduction programs, we developed a strategic plan to address areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment and placing a greater emphasis on the sale of LED components in selected markets where pricing pressure is less significant, and pursuing new market opportunities that leverage our core competencies. We continue to monitor prices and, consistent with our existing contractual commitments, may decrease our activity level and capital expenditures further. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility. We also disposed of a certain level of our idle equipment to reduce the excess capacity charges that we have suffered for a few years. In addition, to provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, we reduced our capital expenditures as appropriate. The cost reduction plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and have sold certain patents that we were no longer actively developing and are exploring the opportunities to consign or sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation.

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

Our gross margins have fluctuated and may continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. The sales of our UV LED embedded components product successfully improved our gross margin, operating results and cash flows in fiscal 2017, but slightly dropped in fiscal 2018. In fiscal 2019, sales continued to decrease but sales contributed by LED components increased, compared to fiscal 2018, which resulted in an increase in gross margin. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our UV market, focus on product enhancement and developing our UV LED into many other applications or devices. As we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

Our revenues are highly concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Net revenues generated from sales to customers in the Netherlands, Taiwan, the United States, Germany, Japan and India, in the aggregate, accounted for 85% and 84% of the Company’s net revenues for the years ended August 31, 2019 and 2018, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

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

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2019 and 2018, our top ten customers collectively accounted for 73% and 66%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2019 and 2018, sales to our three largest customers, in the aggregate, accounted for 45% and 34% of our revenues, respectively.

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

Dividends and interest on intercompany loans we receive from our subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law. The ability of our subsidiaries in Taiwan to pay dividends, repay intercompany loans from us or make other distributions to us is restricted by, among other things, the availability of funds, the terms of various credit arrangements entered into by our subsidiaries, as well as statutory and other legal restrictions. In addition, although there are currently no foreign exchange control regulations that restrict the ability of our subsidiaries located in Taiwan to distribute dividends to us, we cannot assure you that the relevant regulations will not be changed and that the ability of our subsidiaries to distribute dividends to us will not be restricted in the future. A Taiwan company is generally not permitted to distribute dividends or to make any other distributions to stockholders for any year in which it did not have either earnings or retained earnings (excluding reserves). In addition, before distributing a dividend to stockholders following the end of a fiscal year, the company must recover any past losses, pay all outstanding taxes and set aside 5% of its annual net income (less prior years’ losses and outstanding taxes) as a legal reserve until the accumulated legal reserve equals its paid-in capital, and may set aside a special reserve.

Our ability to operate our holding company in the US is dependent on Taiwan SemiLEDs’ ability to repay its obligations to SemiLEDs Corporation.

Our cash position in SemiLEDs Corporation’s bank account has declined significantly. SemiLEDs Corporation has substantial intercompany receivables from Taiwan SemiLEDs. However, we are dependent on Taiwan SemiLEDs’ ability to raise money through the sale of a portion of its subsidiary and the restructuring of its chip operation to pay back SemiLEDs Corporation. On July 5, 2019, Taiwan SemiLEDs entered into two new loan agreements to refinance existing real estate loans of Taiwan SemiLEDs and provide for operating capital.

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

Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the years ended August 31, 2019 and 2018, 10% and 28%, respectively, of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 3% and 9% of our revenues for the years ended August 31, 2019 and 2018, respectively.

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

As of November 13, 2019, 3.5 million shares of common stock were issued and outstanding, including approximately 0.6 million shares of common stock issued in the initial public offering, which are freely tradable without restriction by non-affiliates. Certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliate and persons who have been affiliates in the last three months, would be subject to volume limitations and certain other restrictions under Rule 144, including that we are current in our SEC filings. In general, Rule 144 provides that any of our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we are current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

As of November 13, 2019, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 40% of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to practically control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following are significant manufacturing and office facilities that we own or lease as of August 31, 2019:

•

We own a four-story building located in Hsinchu Science Park, Taiwan. We occupy approximately 183 thousand square feet of the building, and we lease approximately 55 thousand square feet of space to a third party tenant. Approximately 32% of our occupied space in the building is devoted to our manufacturing operations. We lease the land on which the building is situated from the Science Park Administration in Hsinchu.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by us, because there remains some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case. The judge’s order allows us to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, we arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the Court’s scheduling order and to allow it to file a motion for summary judgment, and we filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court set a trial date of March 2, 2020, if needed.

On March 11, 2019, a former employee (the “Plaintiff”) of Taiwan Bandaoti Zhaoming Co., Ltd. (“Taiwan Bandaoti”) filed a civil complaint against Taiwan Bandaoti in the Taiwan Miao-Li District Court. The Plaintiff alleged the following causes of action under the Labor Standards Act of Taiwan: (1) failure to pay the annual bonus; and (2) failure to pay transportation allowance. The Plaintiff is seeking compensation in the aggregate of approximately $9 thousand (NT$293 thousand). On May 24, 2019, Taiwan Miao-Li District Court determined on its own initiative to transfer the case to the Taiwan Hsin-Chu District Court due to a lack of jurisdiction over the action in whole or in part. On August 16, 2019, the Taiwan Hsin-Chu District Court held the first mediation proceeding, and on September 27, 2019, the Plaintiff and Taiwan Bandaoti had the first oral argument. The next oral argument will be held on December 6, 2019.

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

There were 64 holders of record of our common stock as of November 13, 2019.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2019.

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

Overview

We develop, manufacture and sell light emitting diode (LED) chips, LED components, LED modules and systems. Our products are used for general specialty industrial applications, including ultraviolet, or UV, curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, architectural lighting and entertainment lighting.

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Netherlands, Taiwan, the United States, Germany and India. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

•

Our ability to source chips from other chip suppliers. Our reliance on our chip suppliers exposes us to a number of significant risks, including reduced control over delivery schedules, quality assurance and production costs, lack of guaranteed production capacity or product supply. If our chip suppliers are unable or unwilling to continue to supply our chips at requested quality, quantity, performance and costs, or in a timely manner, our business and reputation could be seriously harmed. Our inability to procure chips from other chip suppliers at the desired quality, quantity, performance and cost might result in unforeseen manufacturing and operations problems. In such events, our customer relationships, business, financial condition and results of operations would be adversely affected.

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

•

Changes in our product mix. We anticipate that our gross margins will continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, we continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity to develop as an end-to-end LED module solution supplier by providing our customers with high quality, flexible and more complete LED system solution, customer technical support and LED module/system design, as opposed to just providing customers with individual components. As a strategic plan, we have placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. The growth of our module products and the continued commercial sales of our UV LED product are expected to improve our gross margin, operating results and cash flows. In addition, we have adjusted the lower-priced LED components strategy as appropriate. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time. However, as we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

•

Our ability to continue to innovate. As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, better performance LED component products. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. In December 2018, we announced sampling of ultraviolet C (UVC) product lines and launched our first product in the tri-color multi pixel series, a 16-pixel RGB array component, to reduce total production costs through increased SMT throughput. To differentiate ourselves from other LED package manufacturers, we are putting more resources towards module and system design. Along with our technical know-how in the chip and package sectors, we are able to further integrate electrical, thermal and mechanical manufacturing resources to provide customers with one-stop system services. Services include design, prototyping, OEM and ODM. Key markets that we intend to target at the system end include different types of UV LED industrial printers, aquarium lighting, medical applications, niche imaging light engines, horticultural lighting and high standard commercial lighting. The modules are designed for various printing, curing, and PCB exposure industrial equipment, providing uncompromised reliability and optical output. Our LED components include different sizes and wattage to accommodate different demands in the LED market.

•

General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2019 and 2018, sales to our three largest customers, in the aggregate, accounted for 45% and 34% of our revenues, respectively.

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

•

Declining cash position. Our cash and cash equivalents decreased to $1.4 million as of August 31, 2019 primarily due to the combination of our net cash used in operating activities offset by proceeds from long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. In July 2019, we entered into two new loan agreements to refinance an existing real estate loan and provide for operating capital. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

Components of Consolidated Statements of Operations

Revenues, net

Our core products are LED components, LED modules and systems, which are the most important part of our business, as well as LED chips and lighting products.

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

Our customers consist primarily of packagers, ODMs and end‑customers. Our revenues attributable to our ten largest customers accounted for 73% and 66% of our revenues for the years ended August 31, 2019 and 2018, respectively.

Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Net revenues generated from these countries, in the aggregate, accounted for 85% and 84% of our net revenues for the years ended August 31, 2019 and 2018, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

Our revenues are presented net of estimated sales returns and discounts. We estimate sales returns and discounts based on our historical discounts and return rates and our assessment of future conditions.

Cost of Revenues

Our cost of revenues consists primarily of cost of materials, depreciation expenses, manufacturing overhead costs, direct labor costs and utilities cost, all related to the manufacture of our LED products. Materials include raw materials, other materials such as gases and chemicals, consumables, and assembly materials. Because our products are manufactured based on customers’ orders and specifications and we purchase materials and supplies to support such orders, we generally purchase our materials at spot prices in the marketplace and do not maintain long‑term supply contracts. We purchase materials from several suppliers. Our procurement policy is to select only a small number of qualified vendors who demonstrate quality of materials and reliability on delivery time. We are subject to variations in the cost of our materials and consumables from period to period. Moreover, because we consume a significant amount of electricity in our manufacturing process, any fluctuations in electricity costs will have an impact on our cost of revenues. We also use contract manufacturers to produce for our certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

Direct labor costs consist of salary (including stock‑based compensation expenses), bonus, training, retirement and other costs related to our employees engaged in the manufacture of our products. Manufacturing overhead costs consist primarily of salaries, bonuses and other benefits (including stock‑based compensation expenses) for our administrative personnel allocated to manufacturing functions, repairs and maintenance costs for equipment and machinery maintenance costs and lease expenses.

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

Gain on disposal of long‑lived assets, net. We recognized a gain of $288 thousand and $902 thousand on the disposal of long-lived assets for the years ended August 31, 2019 and 2018, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expense)

Equity in loss from unconsolidated entities. We recognized net loss of $8 thousand from our equity investments without readily determinable fair value in Intematix for the year ended August 31, 2018, based on the excess of the carry amount over the receivables. No gain nor loss was recognized from our equity investments without readily determinable far value for the year ended August 31, 2019. We report our investment in the entity as investments in unconsolidated entities on our consolidated balance sheets and such investment amounts are initially stated at cost, and subsequently adjusted for our portion of equity in undistributed earnings or losses.

Interest expenses, net. Interest expenses, net consists of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents deposited with commercial banks in the United States and Taiwan. As of August 31, 2019 and 2018, we had cash and cash equivalents of $1.4 million and $3.4 million, respectively, which consisted of time deposits with initial maturity of greater than three months but less than one year. Interest expense consists primarily of interest on our long‑term borrowings and/or short‑term lines of credit with certain banks in Taiwan as well as with our Chairman and largest stockholder. We had long‑term debt totaling $6.4 million and $2.3 million as of August 31, 2019 and 2018, respectively.

Other income, net. Other income for the year ended August 31, 2018 primarily consists of sales of patents and rental income from the lease of the second floor of our Hsinchu building, offset by the commission expense and related depreciation charge. Other income for the year ended August 31, 2019 consists primarily of rental income from the lease of spare space in our Hsinchu building, offset by the settlement of a lawsuit with Epistar.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction gain of $40 thousand and a net loss of $52 thousand for the years ended August 31, 2019 and 2018, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Provision for Income Taxes

United States tax treatment. We and one of our subsidiaries, Helios Crew, are United States corporations and are therefore required to file federal income tax returns with the Internal Revenue Service as well as with certain applicable state tax authorities. As our operations in the United States have been minimal, we have not to date recorded nor paid any significant federal or state corporate income tax.

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

Taiwan tax treatment. The corporate income tax rate in Taiwan is 20% and 17% for the year ended August 31, 2019 and 2018, respectively. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. The surtax rate has been reduced from 10% to 5%, starting applicable to the undistributed retained earnings of the year ended August 31, 2019. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2019 and 2018, we do not expect to pay such taxes on undistributed earnings.

As of August 31, 2019, we had total foreign net operating loss carryforwards of $120.3 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will expire in various amounts in future years. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the unappropriated earning tax decreased from 10% to 5% effective from January 1, 2018. The effect of the change in tax rate on deferred tax income had been recognized in profit which had been offset by the reverse of deferred tax allowance. The new tax rates are applicable to the Company starting from September 1, 2018.

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

Inventory Valuation

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence and we write down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers’ demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write‑downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write‑downs may be required that could adversely affect our operating results. Inventory write‑downs totaled $743 thousand and $695 thousand for the years ended August 31, 2019 and 2018, respectively. A majority of our inventory write‑downs during the years ended August 31, 2019 and 2018 was related to finished goods and work in process, primarily as a result of obsolescence.

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

For the year ended August 31, 2019, lower than projected sales of our LED products and lower market capitalization compared to our consolidated net book values again indicated potential impairment of our long‑lived assets. We projected undiscounted future cash flows to analyze potential impairment, based upon a variety of factors, including primarily our continuous efforts to suppress gross loss from chip sales and the cooperation model discussed with other parties, considering all known trends and uncertainties. The significant assumptions used in determining the estimated undiscounted cash flows for the LED chips and components asset group were revised to reflect the new operation status. Based on the assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value. Consequently, no asset impairment was recognized during the year ended August 31, 2019.

Critical Accounting Policies and Estimates

Effective September 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, using the retrospective transition approach. The standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents and restricted cash on the consolidated statements of cash flows were not material for all periods presented.

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

Except as described above, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our condensed consolidated financial statements for the year ended August 31, 2019 as compared to those disclosed in our 2018 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 31, 2019 the exchange rate was 31.39 NT dollars to one U.S. dollar. On November 13, 2019, the exchange rate was 30.50 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following consolidated statement of operations data for the years ended August 31, 2019 and 2018 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2019		2018
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$5,902	100%	$7,495	100%
Cost of revenues	5,450	92%	7,930	106%
Gross profit (loss)	452	8%	(435)	(6)%
Operating expenses:
Research and development	1,613	27%	957	13%
Selling, general and administrative	2,792	47%	3,184	42%
Gain on disposals of long-lived assets, net	(288)	(5)%	(902)	(12)%
Total operating expenses	4,117	69%	3,239	43%
Loss from operations	(3,665)	(61)%	(3,674)	(49)%
Other income (expenses):
Equity in loss from unconsolidated entities	—	—%	(8)	—%
Interest expenses, net	(190)	(3)%	(27)	—%
Other income, net	250	4%	780	10%
Foreign currency transaction gain (loss), net	40	1%	(52)	(1)%
Total other income (expenses), net	100	2%	693	9%
Loss before income taxes	(3,565)	(59)%	(2,981)	(40)%
Income tax expense	—	—	—	—
Net loss	(3,565)	(59)%	(2,981)	(40)%
Less: Net loss attributable to noncontrolling interests	—	—%	—	—%
Net loss attributable to SemiLEDs stockholders	$(3,565)	(59)%	$(2,981)	(40)%

Year Ended August 31, 2019 Compared to Year Ended August 31, 2018

	Years Ended August 31,
	2019		2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$93	2%	$244	3%	$(151)	(62)%
LED components	4,430	75%	5,181	69%	(751)	(14)%
Lighting products	632	11%	968	13%	(336)	(35)%
Other revenues(1)	747	12%	1,102	15%	(355)	(32)%
Total revenues, net	5,902	100%	7,495	100%	(1,593)	(21)%
Cost of revenues	5,450	92%	7,930	106%	(2,480)	(31)%
Gross profit (loss)	$452	8%	$(435)	(6)%	$887	204%

(1)

Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and the lease of manufacturing as well as research and development facilities.

Revenues, net

Our revenues decreased by 21% from $7.5 million for the year ended August 31, 2018 to $5.9 million for the year ended August 31, 2019. The $1.6 million decrease in revenues reflects a $151 thousand decrease in revenues attributable to sales of LED chips, a $751 thousand decrease in revenues attributable to sales of LED components, a $336 thousand decrease in revenues attributable to the sales of lighting products, and a $355 thousand decrease in other revenues.

Revenues attributable to the sales of our LED chips represented 2% and 3% of our revenues for the years ended August 31, 2019 and 2018, respectively. The decrease in revenues attributable to sales of LED chips was as a result of a 62% decrease in the volume of LED chips sold, primarily due to our strategic decision to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 75% and 69% of our revenues for the years ended August 31, 2019 and 2018, respectively. The decrease in revenues attributable to sales of LED components was primarily due to the lower average selling price for our UV LED product. The decrease was also a result of lower volume sold for another LED components products, which has a higher average selling price. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Revenues attributable to the sales of lighting products represented 11% and 13% of our revenues for the years ended August 31, 2019 and 2018, respectively. The decrease in revenues attributable to the sales of lighting products was mainly due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products.

The decrease in other revenues was primarily due to a decrease in service revenues for the year ended August 31, 2019.

Cost of Revenues

Our cost of revenues decreased by 31% from $7.9 million for the year ended August 31, 2018 to $5.5 million for the year ended August 31, 2019. The decrease in cost of revenues was primarily due to our ongoing cost reduction efforts, a decrease in volume sold and a decrease in depreciation expense and idle capacity charges associated with property, plant and equipment. Inventory write‑downs totaled $743 thousand and $695 thousand for the years ended August 31, 2019 and 2018, respectively. A majority of our inventory write‑downs during the years ended August 31, 2019 and 2018 was related to finished goods and work in process, primarily as a result of obsolescence.

Gross Profit (Loss)

Our gross profit increased from a loss of $435 thousand for the year ended August 31, 2018 to a profit of $452 thousand for the year ended August 31, 2019. Our gross margin percentage was 8% for the year ended August 31, 2019, as compared to negative 6% for the year ended August 31, 2018 as a consequence of the increase in the sales of products with higher margin.

Operating Expenses

	Years Ended August 31,
	2019		2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,613	27%	$957	9%	$656	69%
Selling, general and administrative	2,792	47%	3,184	40%	(392)	(12)%
Gain on disposals of long-lived assets, net	(288)	(5)%	(902)	(2)%	614	(68)%
Total operating expenses	$4,117	69%	$3,239	47%	$878	27%

Research and development. Our research and development expenses increased from $957 thousand for the year ended August 31, 2018 to $1.6 million for the year ended August 31, 2019. The increase was primarily due to a $150 thousand increase in payroll expense and other operating expenses as a result of headcount reallocation and a $508 thousand increase in materials and supplies used in research and development, offset by a $4 thousand decrease in depreciation and amortization expense.

Selling, general and administrative. Our selling, general and administrative expenses decreased from $3.2 million for the year ended August 31, 2018 to $2.8 million for the year ended August 31, 2019. The decrease was mainly attributable to a $57 thousand decrease in payroll and stock-based compensation expenses, a $306 thousand decrease in professional service fees and insurance fees due to a reversal of an accrual, and decrease in various expenses.

Gain on disposal of long‑lived assets, net. We recognized a gain of $288 thousand and $902 thousand, net on the disposal of long-lived assets for the years ended August 31, 2019 and 2018, respectively. Primarily due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Years Ended August 31,
	2019		2018
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Equity in loss from unconsolidated entities	$—	—%	$(8)	—%
Interest expenses, net	(190)	(3)%	(27)	—%
Other income, net	250	4%	780	10%
Foreign currency transaction gain (loss), net	40	1%	(52)	(1)%
Total other income (expenses), net	$100	2%	$693	9%

Equity in loss from unconsolidated entities. We recognized net loss of $8 thousand from our cost method investment in InteMatix for the year ended August 31, 2018, based on the excess of the carry amount over the receivables.

Interest expenses, net. The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from our entry into loan agreements on January 8, 2019 with each of our Chairman and our largest stockholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. The proceeds of the loans were used to return the deposit received in 2015 in connection with the proposed sale of our headquarters building, which sale agreement was terminated.

Other income, net. Other income for the year ended August 31, 2018 primarily consisted of sales of patents and rental income from the lease of the second floor of our Hsinchu building, offset by the commission expense and related depreciation charge. Other income for the year ended August 31, 2019 consisted primarily of rental income from the lease of spare space in our Hsinchu building, offset by the settlement of a lawsuit with Epistar.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction gain of $40 thousand and a net loss of $52 thousand for the years ended August 31, 2019 and 2018, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense (Benefit)

We did not recognize any income tax expense for both the years ended August 31, 2019 and 2018. Although we incurred losses before income tax for most of our subsidiaries for the fiscal year, we provided a full valuation allowance on all deferred tax assets.

As of August 31, 2019 and 2018, we recognized full valuation allowances of $31.0 million and $35.4 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2019 and 2018. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

As of August 31, 2019, we had U.S. federal net operating loss (“NOLs”) carryforwards of $29.6 million, which will expire in various amounts beginning in our fiscal 2026. NOLs generated in tax years prior to August 31, 2018 can be carried forward for twenty years, whereas NOLs generated after August 31, 2018 can be carried forward indefinitely. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

As of August 31, 2019, we had total foreign net operating loss carryforwards of $120.1 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

Net Loss Attributable to Noncontrolling Interests

Years Ended August 31,
	2019		2018
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net loss attributable to noncontrolling interests	$—	—%	$—	—%

We recognized net loss attributable to non-controlling interests of approximately $0 for the year ended August 31, 2019, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. As of August 31, 2019, non-controlling interests represented 3.29% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd.

Liquidity and Capital Resources

As of August 31, 2019 and 2018, we had cash and cash equivalents of $1.4 million and $3.4 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of November 13, 2019, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes and loans from our Chairman and our largest shareholder, totaled $6.4 million and $2.3 million as of August 31, 2019 and 2018, respectively.

Our NT dollar denominated long-term notes, totaled $3.2 million and $2.3 million as of August 31, 2019 and 2018, respectively. As of August 31, 2018, these long-term notes carried an interest rate of 1.62%, based on the annual time deposit rate plus a specific spread, were payable in monthly installments, and were secured by our property, plant and equipment. These long-term notes did not have prepayment penalties or balloon payments upon maturity. On July 5, 2019, we entered into two New Taiwan dollar (“NTD”) denominated loan agreements with aggregate amounts of $3.2 million (NT$100 million).  The first loan for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.62% currently), and was exclusively used to repay the existing loans.  The second loan for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2% currently) and is available for operating capital. The new loans are secured by a $79 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•

The first note payable requires monthly payments of principal in the amount of $21 thousand plus interest over the 8-year term of the note with final payment to occur in July 2027 and, as of August 31, 2019, our outstanding balance on this note payable was approximately $2.0 million.

•

The second note payable requires monthly payments of principal in the amount of $13 thousand plus interest over the 8-year term of the note with final payment to occur in July 2027 and, as of August 31, 2019, our outstanding balance on this note payable was approximately $1.2 million.

Property, plant and equipment pledged as collateral for our notes payable were $3.7 million and $4.2 million as of August 31, 2019 and 2018, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements. As of August 31, 2019, these loans totaled $3.2 million. The loans are secured by a second priority security interest on our headquarters building.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $3.6 million and $3.0 million during the years ended August 31, 2019 and 2018, respectively. Net cash used in operating activities for the year ended August 31, 2019 was $3.5 million. As of August 31, 2019, we had cash and cash equivalents of $1.4 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue convertible notes to our major stockholders and may issue additional equity.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10‑K (in thousands):

	Years Ended August 31,
	2019	2018
Net cash used in operating activities	$(3,546)	$(1,177)
Net cash provided by (used in) investing activities	$(2,628)	$1,213
Net cash provided by (used in) financing activities	$4,054	$(331)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $3.5 million and $1.2 million for the years ended August 31, 2019 and 2018, respectively. Cash used in operating activities for the year ended August 31, 2019 was $2.4 million higher, primary attributable to a decrease of $1.2 million in cash collected from customers, and an increase of $1.4 million in cash paid out for inventory during the year ended August 31, 2019 compared to the year ended August 31, 2018.

Cash Flows Provided By (Used in) Investing Activities

Net cash used in investing activities was $2.6 million for the year ended August 31, 2019, consisting primarily of the return of $3 million to Epistar and $127 thousand of purchases of machinery and equipment, partially offset by $502 thousand of proceeds from sales of machinery and equipment.

Net cash provided by investing activities was $1.2 million for the year ended August 31, 2018, consisting primarily of the proceeds from the sales of property, plant and equipment of $1 million as a result of the disposal of idle machinery, proceeds from sales of investment and from patents assignment contributed $54 thousand and $500 thousand, respectively, partially offset by a $341 thousand in cash used in the purchase of machinery and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $4.1 million for the year ended August 31, 2019, consisting primarily of $3.2 million of proceeds from Chairman and shareholder loans, and $3.2 million of proceeds from the new bank loans, partially offset by $2.3 million of repayments on long-term notes.

Net cash used in financing activities was $331 thousand for the year ended August 31, 2018, primarily attributable to the repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $127 thousand and $341 thousand for the years ended August 31, 2019 and 2018, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Off‑Balance Sheet Arrangements

As of August 31, 2019, we did not engage in any off‑balance sheet arrangements. We do not have any interests in variable interest entities.

Accounting Pronouncements Not Yet Adopted

Please refer to ‘Summary of Significant Accounting Policies_ Recent Accounting Pronouncements’ for more details.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Audit • Tax • Consulting •  Financial Advisory

Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of SemiLEDs Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SemiLEDs Corporation and its subsidiaries (“the Company”) as of August 31, 2019, the related consolidated statement of operations, comprehensive loss, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company incurred recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2019.

Diamond Bar, California

November 20, 2019

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of SemiLEDs Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SemiLEDs Corporation and its subsidiaries (the "Company") as of August 31, 2018, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2016.

Lakewood, Colorado

November 26, 2018

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,363	$3,421
Restricted cash and cash equivalents	19	—
Accounts receivable (including related parties), net of allowance for doubtful accounts of $195 and $477 as of August 31, 2019 and August 31, 2018, respectively	703	282
Inventories	2,083	1,818
Prepaid expenses and other current assets	460	340
Total current assets	4,628	5,861
Property, plant and equipment, net	5,878	7,213
Intangible assets, net	93	98
Investments in unconsolidated entities	894	914
Other assets	169	164
TOTAL ASSETS	$11,662	$14,250
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$398	$335
Accounts payable	680	894
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	2,342	5,505
Total current liabilities	3,920	7,234
Long-term debt, excluding current installments	5,954	2,013
Total liabilities	9,874	9,247
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 3,594 shares and 3,559 shares issued and outstanding as of August 31, 2019 and August 31, 2018, respectively	—	—
Additional paid-in capital	175,804	175,527
Accumulated other comprehensive income	3,753	3,727
Accumulated deficit	(177,816)	(174,251)
Total SemiLEDs stockholders’ equity	1,741	5,003
Noncontrolling interests	47	—
Total equity	1,788	5,003
TOTAL LIABILITIES AND EQUITY	$11,662	$14,250

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2019	2018
Revenues, net	$5,902	$7,495
Cost of revenues	5,450	7,930
Gross profit (loss)	452	(435)
Operating expenses:
Research and development	1,613	957
Selling, general and administrative	2,792	3,184
Gain on disposals of long-lived assets, net	(288)	(902)
Total operating expenses	4,117	3,239
Loss from operations	(3,665)	(3,674)
Other income (expenses):
Equity in loss from unconsolidated entities	—	(8)
Interest expenses, net	(190)	(27)
Other income, net	250	780
Foreign currency transaction gain (loss), net	40	(52)
Total other income (expenses), net	100	693
Loss before income taxes	(3,565)	(2,981)
Income tax expense	—	—
Net loss	(3,565)	(2,981)
Less: Net loss attributable to noncontrolling interests	—	—
Net loss attributable to SemiLEDs stockholders	$(3,565)	$(2,981)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(1.00)	$(0.84)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,580	3,550

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2019	2018
Net loss	$(3,565)	$(2,981)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	25	26
Comprehensive loss	$(3,540)	$(2,955)
Comprehensive loss attributable to noncontrolling interests	$(1)	$—
Comprehensive loss attributable to SemiLEDs stockholders	$(3,539)	$(2,955)

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2017	3,544	$—	$175,386	$3,701	$(171,270)	$7,817	$—	$7,817
Issuance of common stock under equity incentive plans	15	—	—	—	—	—	—	—
Stock-based compensation	—	—	141	—	—	141	—	141
Comprehensive income (loss)
Other comprehensive income (loss)	—	—	—	26	—	26	—	26
Net loss	—	—	—	—	(2,981)	(2,981)	—	(2,981)
BALANCE—August 31, 2018	3,559	$—	$175,527	$3,727	$(174,251)	$5,003	$—	$5,003
Issuance of common stock under equity incentive plans	35	—	—	—	—	—	—	—
Stock-based compensation	—	—	149	—	—	149	—	149
Common stock issued by SBDI*	—	—	128	—	—	128	48	176
Comprehensive income (loss)
Other comprehensive income (loss)	—	—	—	26	—	26	(1)	25
Net loss	—	—	—	—	(3,565)	(3,565)	—	(3,565)
BALANCE—August 31, 2019	3,594	$—	$175,804	$3,753	$(177,816)	$1,741	$47	$1,788

See notes to consolidated financial statements.

*	SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,565)	$(2,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,093	998
Stock-based compensation expense	149	141
Bad debt expense	—	10
Provisions for inventory write-downs	743	695
Equity in loss from unconsolidated entities	—	8
Gain on disposals of long-lived assets, net	(288)	(902)
Income recognized on patents assignment	—	(499)
Changes in :
Accounts receivable	(427)	801
Inventories	(987)	393
Prepaid expenses and other assets	(145)	129
Accounts payable	(185)	(84)
Accrued expenses and other current liabilities	66	114
Net cash used in operating activities	(3,546)	(1,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(127)	(341)
Proceeds from sales of property, plant and equipment	502	1,004
Payments for development of intangible assets	(3)	(4)
Proceeds from sale of investment	—	54
Proceeds from patents assignment	—	500
Refund of cash receipt-in-advance	(3,000)	—
Net cash provided by (used in) investing activities	(2,628)	1,213
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	6,385	—
Repayments of long-term debt	(2,330)	(331)
Acquisition of noncontrolling interests	(1)	—
Net cash provided by (used in) financing activities	4,054	(331)
Effect of exchange rate changes on cash and cash equivalents	79	132
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,041)	(163)
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	3,512	3,675
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$1,471	$3,512
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$39	$43
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$56	$67

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2019 and 2018

1.	BUSINESS

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, LED modules and systems, as well as LED chips and lighting products. LED components, modules and systems have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including Netherlands, Taiwan, the United States, Germany and India.

As of August 31, 2019, SemiLEDs had four wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

Going Concern —The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The Company has suffered losses from operations of $3.7 million and $3.7 million, and used net cash in operating activities of $3.5 million and $1.2 million for the years ended August 31, 2019 and 2018, respectively.  Further, at August 31, 2019, the Company’s cash and cash equivalents was down to $1.4 million. These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern. However, gross profit on product sales was $452 thousand for the year ended August 31, 2019 compared to a gross loss of $435 thousand for the year ended August 31, 2018. In addition, the Company entered into two new loan agreements to refinance its existing real estate loan and to provide for operating capital during the year ended August 31, 2019. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. The growth of the Company’s module products and the continued commercial sales of its UV LED products are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focused on product enhancement and developing its LED product into many other applications or devices.

•

Continuing to monitor prices, work with current and potential vendors to decrease costs and, consistent with its existing contractual commitments, may possibly decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

•

Raising additional cash through the issuance of convertible notes to our major stockholders, further equity offerings, sales of assets and/or issuance of debt as considered necessary and looking at other potential business opportunities.

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

On September 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). This standard allows equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investees) that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment at each reporting period. When a qualitative assessment indicates that impairment exists, the Company is required to measure the investments at fair value.

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

Use of Estimates— The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the preparation of the Company’s consolidated financial statements on the basis that the Company will continue as a going concern, the collectability of accounts receivable, inventory net realizable values, realization of deferred tax assets, valuation of stock‑based compensation expense, the useful lives of property, plant and equipment and intangible assets, the recoverability of the carrying amount of property, plant and equipment, intangible assets and investments in unconsolidated entities, the fair value of acquired tangible and intangible assets, income tax uncertainties, provision for potential litigation costs and other contingencies. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable. Management assesses these estimates on a regular basis; however, actual results could differ materially from those estimates.

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

Concentration of Supply Risk— Some of the components and technologies used in the Company’s products are purchased and licensed from a limited number of sources and some of the Company’s products are produced by a limited number of contract manufacturers. The loss of any of these suppliers and contract manufacturers may cause the Company to incur transition costs to another supplier or contract manufacturer, result in delays in the manufacturing and delivery of the Company’s products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of such suppliers and contract manufacturers for the fulfillment of its customers’ orders. Any failure of such suppliers and contract manufacturers to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products or satisfy customers’ orders, which could adversely affect the Company’s business, financial position, results of operations and cash flows.

Concentration of Credit Risk— Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2019 and 2018, cash and cash equivalents of the Company consisted of the following (in thousands):

	August 31,
Cash and Cash Equivalents by Location	2019	2018
United States;
Denominated in U.S. dollars	$52	$194
Taiwan;
Denominated in U.S. dollars	447	2,220
Denominated in New Taiwan dollars	730	55
Denominated in other currencies	77	910
China (including Hong Kong);
Denominated in U.S. dollars	—	7
Denominated in Renminbi	49	29
Denominated in H.K. dollars	8	6
Total cash and cash equivalents	$1,363	$3,421

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

Customers that accounted for 10% or more of the Company’s total net accounts receivable as of August 31, 2019 and 2018 consist of the following:

	August 31,
Customers	2019	2018
Customer A	61%	2%
Customer B	10%	—%
Customer C	—%	18%
Customer D	9%	18%
Customer E	4%	17%
Customer F	2%	10%
Customer G	10%	—%

The customers accounted for 10% or more of the Company’s total net revenues for the years ended August 31, 2019 and 2018, as follows (in thousands, except percentages):

	Years Ended August 31,
	2019		2018
		% of		% of
Customers	Amount	Revenues	Amount	Revenues
Customer A	$1,093	18%	$542	7%
Customer B	922	16%	571	7%
Customer C	625	11%	991	13%
Customer E	267	5%	1,014	14%

Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

As of August 31, 2019 and 2018, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2019	2018
Cash;
Cash and demand deposits	$1,363	$3,403
Cash equivalents;
Money market funds	—	18
Total cash and cash equivalents	$1,363	$3,421

Restricted Cash Equivalents— Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of August 31, 2019 and 2018, the Company’s restricted cash equivalents at current portion amounted $19 thousand and $0, respectively. As of August 31, 2019 and 2018, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $89 thousand and $91 thousand, respectively.

Foreign Currency— The Company’s subsidiaries use the local currency as their functional currency. The assets and liabilities of the subsidiaries are, therefore, translated into the U.S. dollars at exchange rates in effect at each balance sheet date, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive income (loss) within equity. Income and expense accounts are translated at average exchange rates during the period. Any gains and losses from transactions denominated in foreign currencies are recognized in the consolidated statements of operations as a separate component of other income (expense).

Accounts Receivable — Accounts receivable (including related parties with zero net book value as of August 31, 2019 and 2018, respectively) are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Charges to bad debt expense were $10 thousand during the year ended August 31, 2018. No bad debt expenses were recognized during the year ended August 31, 2019.

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

No impairment charge was recognized in the years ended August 31, 2019 and 2018.

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

No impairment charge was recognized in the year ended August 31, 2019 and 2018.

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

Advertising Costs —Advertising costs are expensed as incurred. Advertising costs totaled $2 thousand and $1 thousand for the years ended August 31, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Reporting —The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended August 31, 2019 and 2018, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280‑10‑50‑1, “Segment Reporting.”

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 shares to 12,501,715 shares. As of the date of this report, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, noncontrolling interest in SBDI was increased from zero to 3.31%. In December 2018, Taiwan SemiLEDs purchased 3,000 common shares of SBDI from non-controlling interests. As of August 31, 2019, noncontrolling interest in SBDI was down to 3.29%.

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

See Note 12 for further details.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, “Fair Value Measurement.” ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning September 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on the disclosures included in its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This standard became effective for the Company on September 1, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted the new standard effective September 1, 2018, using the retrospective transition approach. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents and restricted cash on the consolidated statements of cash flows were not material for all periods presented.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning September 1, 2020. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in ASU 2016-02 require lessees to recognize all leases on the balance sheet by recording a right-of-use asset and a lease liability, and lessor accounting has been updated to align with the new requirements for lessees. The new standard also provides changes to the existing sale-leaseback guidance. ASU 2016-02 is effective for the Company for annual and interim reporting periods beginning September 1, 2019. The FASB has also issued additional standards which provide additional clarification and implementation guidance on the previously issued ASU 2016-02 and have the same effective date as the original standard. The Company plans to apply this guidance on a modified retrospective basis at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings, with no restatement of prior periods. The Company plans to elect the package of practical expedients permitted under the transition guidance within the new standard. In addition, the Company plans to elect the practical expedient to combine lease and non-lease components for all asset classes. The Company also plans to elect the short-term lease exception to keep leases with an initial term of twelve months or less off of the balance sheet. The Company is continuing to evaluate the impact ASU 2016-02 will have on its consolidated financial statements and does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows

3.	BALANCE SHEET COMPONENTS

Inventories

Inventories as of August 31, 2019 and 2018consist of the following (in thousands):

	August 31,
	2019	2018
Raw materials	$479	$577
Work in process	728	505
Finished goods	876	736
Total	$2,083	$1,818

Inventory write‑downs to estimated net realizable values for the years ended August 31, 2019 and 2018 were $743 thousand and $695 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment as of August 31, 2019 and 2018 consist of the following (in thousands):

	August 31,
	2019	2018
Buildings and improvements	$13,238	$13,558
Machinery and equipment	37,988	39,391
Leasehold improvements	156	150
Other equipment	2,250	2,312
Construction in progress	61	289
Total property, plant and equipment	53,693	55,700
Less: Accumulated depreciation and amortization	(47,815)	(48,487)
Property, plant and equipment, net	$5,878	$7,213

Depreciation expense was $1,079 thousand and $976 thousand for the years ended August 31, 2019 and 2018, respectively.

Property, plant and equipment pledged as collateral for the Company’s notes payable were $3.7 million and $4.2 million as of August 31, 2019 and 2018, respectively.

Intangible Assets

Intangible assets as of August 31, 2019 and 2018 consist of the following (in thousands):

	August 31, 2019
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$542	$449	$93
Acquired technology	5	484	484	—
Total		$1,026	$933	$93

	August 31, 2018
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$544	$446	$98
Acquired technology	5	494	494	—
Total		$1,038	$940	$98

Amortization expense was $14 thousand and $22 thousand for the years ended August 31, 2019 and 2018, respectively.

No impairment charge was recognized in the year ended August 31, 2019 and 2018.

The estimated future amortization expense for the Company’s intangible assets as of August 31, 2019 is as follows (in thousands):

Years Ending August 31,	Total
2020	$9
2021	9
2022	8
2023	8
2024	8
Thereafter	51
Total	$93

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of August 31, 2019 and 2018 consist of the following (in thousands):

	August 31,
	2019	2018
Advance receipts from sale of our headquarters building	$—	$3,199
Accrued compensation and benefits	1,357	1,242
Other (individually less than 5% of total accrued expenses and other current liabilities)	985	1,064
Total	$2,342	$5,505

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2019 and 2018 consist of the following (in thousands, except percentages):

	August 31, 2019		August 31, 2018
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Xurui Guangdian Co., Ltd. (“China SemiLEDs”)	—%	$—	49%	$—
Equity investment without readily determinable fair value	Various	894	Various	914
Total investments in unconsolidated entities		$894		$914

There were no dividends received from unconsolidated entities through August 31, 2019.

Equity Method Investments

The Company owns a 49% equity interest in China SemiLEDs. This investment has a carrying amount of zero as a result of a previously recognized impairment. In May 2019, the Foshan (China) Court declared China SemiLEDs was bankrupt after confirming that China SemiLEDs was incapable to pay outstanding debts.

Equity Investment without Readily Determinable Fair Value

Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investment without readily determinable fair value. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. During the year ended August 31, 2018, the Company recognized net loss of $8 thousand from equity investment without readily determinable fair value in Intematix based on the excess of the carry amount over the receivables that the investee notified after its liquidation being completed. During the year ended August 31, 2019, no impairment losses were recognized for the equity investments without readily determinable fair value.

5.	INDEBTEDNESS

Long‑term Debt

Long‑term debt as of August 31, 2019 and 2018 consist of the following loans (in thousands):

	August 31,
	2019	2018
First note payable-E Sun Bank	$—	$860
Second note payable- E Sun Bank	—	1,488
First note payable- Mega Bank	1,954	—
Second note payable- Mega Bank	1,198	—
Loans from Chairman and Shareholders	3,200
Total long-term debt	6,352	2,348
Less: Current installments	(398)	(335)
Total long-term debt, excluding current installments	$5,954	$2,013

Our long-term debt, which consisted of New Taiwan dollar (“NTD”) denominated long-term notes and loans from the Chairman and the largest shareholder of the Company, totaled $6.4 million and $2.3 million as of August 31, 2019 and 2018, respectively.

The long‑term notes payable to E Sun Commercial Bank (the “E Sun Bank”) bearing an interest rates of 1.62% as of August 31, 2018 were payable in monthly installments of principal and interest over the 15-year term of the notes with final payment to occur in May 2024 and in December 2025. The interest rates were based on the annual time deposit rate plus a certain spread. The notes were secured by the Company’s property, plant and equipment, and did not have prepayment penalties or balloon payments upon maturity of the notes. In July 2019, the notes were all repaid.

On July 5, 2019, the Company and Mega International Commercial Bank (“Mega Bank”) entered into two NTD denominated loan agreements in an aggregate amount of $3.2 million (NT$100 million). The first note of $2.0 million (NT$62 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.62% currently), and was exclusively used to repay the mentioned-above-notes with E Sun Bank. The second note of $1.2 million (NT$38 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2% currently) and is available for operating capital. Both note payables are secured by a first priority security interest on the Company’s headquarters building. Income from renting the collateral must be deposited into a Reserved Account opened with Mega Bank, and only the balance of deposits exceeding $79 thousand (NT$2.5 million) after deducting the principal and interest payable for the current month (including the accumulated outstanding amount) may be transferred outwards. The balance of the Reserve Account is US$19 thousand as of August 31, 2019. The two notes payables to Mega Bank require monthly payments of principal in the amount of $21 thousand plus interest and $13 thousand plus interest, respectively, over the 8-year term of the notes with final payment to occur in July 2027.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements. As of August 31, 2019, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

The scheduled principal payments for the Company’s long-term debt as of August 31, 2019 consist of the following (in thousands):

Scheduled
Principal
Years Ending August 31,	Payments
2020	$398
2021	3,598
2022	398
2023	398
2024	398
Thereafter	1,162
Total	$6,352

6.	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements —The Company has several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that expire at various dates between December 2020 and December 2029. As of August 31, 2019 and 2018, the Company maintained outstanding deposits for these leases in the amount of $10 thousand and $85 thousand, respectively, which are included in other long‑term assets in the accompanying consolidated balance sheets. Lease expense related to these operating leases was $151 thousand and $472 thousand for the years ended August 31, 2019 and 2018, respectively. Lease expense is recognized on a straight‑line basis over the term of the lease.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of August 31, 2019 consist of the following (in thousands):

Operating
Years Ending August 31,	Leases
2020	$148
2021	93
2022	29
2023	11
2024	10
Thereafter	56
Total	$347

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $158 thousand and $1.6 million as of August 31, 2019 and 2018, respectively.

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

On June 21, 2017, Well Thrive filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to the Purchase Agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company has retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case. The judge’s order allows the Company to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, the Company intends to arrange the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the Court’s scheduling order and to allow it to file a motion for summary judgment, and the Company filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court set a trial date of March 2, 2020, if needed.

On December 28, 2018, the Company received a notification from the Court in Miao-Li County, Taiwan that Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion requesting that the Company return the $3 million prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and litigation fee. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the building and/or other assets belonging to the Company to recover the prepayment. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. On January 25, 2019, the Company and the Plaintiff entered into a settlement, agreeing that the Company would return the $3 million plus value-added-tax of $150 thousand and penalty of $200 thousand, and on February 1, 2019, the Plaintiff withdrew the motion. As of August 31, 2019, the Company has paid the $3.35 million in full.

On March 11, 2019, a former employee (the “Plaintiff”) of Taiwan Bandaoti Zhaoming Co., Ltd. (“Taiwan Bandaoti”) filed a civil complaint against Taiwan Bandaoti in the Taiwan Miao-Li District Court. The Plaintiff alleged the following causes of action under the Labor Standards Act of Taiwan: (1) failure to pay the annual bonus; and (2) failure to pay transportation allowance. The Plaintiff is seeking compensation in the aggregate of approximately $9 thousand (NT$293 thousand). On May 24, 2019, Taiwan Miao-Li District Court determined on its own initiative to transfer the case to the Taiwan Hsin-Chu District Court due to a lack of jurisdiction over the action in whole or in part. On August 16, 2019, the Taiwan Hsin-Chu District Court held the first mediation proceeding, and on September 27, 2019, the Plaintiff and Taiwan Bandaoti Zhaoming had the first oral argument. The next oral argument will be held on December 6, 2019.

Except as described above, as of August 31, 2019, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

7.	COMMON STOCK

At its Annual Meeting held on June 29, 2018 (Taiwan time), the Company’s stockholders approved an amendment to its Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”), to reduce the number of authorized shares of common stock from 75,000,000 to 7,500,000. The amendment did not change any of the rights and privileges of the Company’s common stock or its par value, and did not affect the number of shares of the Company’s common stock currently outstanding. Accordingly, the authorized common shares disclosures for all periods presented have been retrospectively adjusted to reflect this amendment of its Restated Certificate of Incorporation.

8.	STOCK‑BASED COMPENSATION

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increases the number of shares authorized for issuance under the plan by an additional 250 thousand shares. On July 31, 2019, the stockholders approved to increase in the authorized share reserve under the 2010 plan by an additional 500 thousand shares, to extend expiration of the 2010 Plan to November 3, 2023, to remove the IRS Code section 162(m) provisions, and to modify the maximum grant limit to 35 thousand shares to one person in a one year period. Prior to SemiLEDs’ initial public offering, the Company had another stock‑based compensation plan (the “2005 Plan”), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms.

A total of 1,021 thousand and 521 thousand shares were reserved for issuance under the 2010 Plan as of August 31, 2019 and 2018, respectively. As of August 31, 2019 and 2018, there were 691 thousand and 189 thousand shares of common stock available for future issuance under the 2010 Plan.

In July 2018, SemiLEDs granted 7.5 thousand restricted stock units to its directors. Among which, 5 thousand restricted stock units vested 100% on June 29, 2019, and 2.5 thousand restricted stock units were cancelled because of resignation of a director. The grant-date fair value of the restricted stock units was $4.75 per unit.

In January 2018, SemiLEDs granted 56.7 thousand restricted stock units to its employees, of which 50% vested on January 1, 2019 and 50% will be vested on January 1, 2020 or will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $4.10 per unit.

In November 2017, SemiLEDs granted  2.5 thousand restricted stock units to its directors that vested 100% on June 29, 2018. The grant-date fair value of the restricted stock units was  $4.15 per unit, respectively.

Stock‑based Compensation Expense

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs’ common stock as part of an employment agreement related to the Company’s acquisition of SBDI (later on renamed as TSLC Corporation). A summary of the stock-based compensation expense for the years ended August 31, 2019 and 2018 is as follows (in thousands):

	Years Ended August 31,
	2019	2018
Cost of revenues	$44	$44
Research and development	27	22
Selling, general and administrative	78	75
	$149	$141

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

There was no recognized stock-based compensation tax benefit for the years ended August 31, 2019 and 2018, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2019 and 2018.

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

A summary of the option activity and changes for the years ended August 31, 2019 and 2018 is presented below:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2017	12	$116.10	3.0	$1
Granted	—	—
Forfeited	(2)	23.40
Exercised	—	—
Outstanding—August 31, 2018	10	$132.66	2.3	$—
Granted	—	—
Forfeited	—	103.00
Exercised	—	—
Outstanding—August 31, 2019	10	$133.82	1.4	$—
Vested and expected to vest—August 31, 2019	10	$133.82	1.4	$—
Exercisable—August 31, 2019	10	$133.82	1.4	$—

As of August 31, 2019 and 2018, unrecognized compensation costs related to unvested stock options were nil.

Restricted Stock Units Awards

The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2019 and 2018 is presented below:

		Weighted-
	Number of	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
	(In thousands)
Outstanding—September 1, 2017	16	$7.33
Granted	66	4.23
Vested	(15)	6.93
Forfeited	(1)	10.70
Outstanding—August 31, 2018	66	$4.25
Granted	—	—
Vested	(35)	4.34
Forfeited	(2)	4.75
Outstanding—August 31, 2019	29	$4.10

As of August 31, 2019 and 2018, unrecognized compensation cost related to unvested restricted stock unit awards of $41 thousand and $202 thousand, respectively, is expected to be recognized over a weighted average period of 0.34 years and 1.24 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9.	NET LOSS PER SHARE OF COMMON STOCK

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have an antidilutive effect on the net loss per share (in thousands of shares):

	Years Ended August 31,
	2019	2018
Stock units and stock options to purchase common stock	11	78

10.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using the enacted statutory tax rates and are adjusted for any changes in such rates in the period of change.

United States

SemiLEDs Corporation is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21%. The reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal rate of 21% in the fiscal year ended August 31, 2019. The Tax Act also added many new provisions, including a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries (“transition tax”), changes to bonus depreciation, limits on deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income. The Company has elected to account for the tax on GILTI and BEAT as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax. However, the Company has considered the potential impact of GILTI and BEAT on its U.S. federal net operating loss (“NOL”) carryforward and determined that the projected tax benefit to be received from its NOL carryforward may be reduced due to these provisions.

The changes included in the Tax Act are broad and complex. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118), as amended by ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company’s accounting for the tax effects of the Tax Act were completed in fiscal 2019. Although the Company believes the effects of the Tax Act have been appropriately recorded, it will continue to monitor, among other things, changes in interpretations of the Tax Act, any legislative action arising because of the Tax Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The Company intends to assess the impact of any such changes in legislative interpretations or standards and adjust its provision as new information becomes available.

In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of its U.S. deferred tax balances for the reduction in the statutory tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTIand BEAT provisions. In fiscal 2019, the Company determined that there were no material changes to the provisional amounts recorded as of August 31, 2019.

Taiwan

The Company’s loss before income taxes is primarily derived from the operations in Taiwan and income tax expense is primarily incurred in Taiwan.

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the undistributed earning tax, or a surtax, decreased from 10% to 5% effective from January 1, 2018. As a result, the statutory income tax rate in Taiwan is 20% and 17% for the years ended August 31, 2019 and 2018, respectively. An additional surtax, of which rate was reduced from 10% to 5% being applied to the Company starting from September 1, 2018, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

The Company’s loss before income taxes for the years ended August 31, 2019 and 2018 was attributable to the following jurisdictions (in thousands):

	Years Ended August 31,
	2019	2018
U.S. operations	$(568)	$(369)
Foreign operations	(2,997)	(2,612)
Loss before income taxes	$(3,565)	$(2,981)

Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% and 34% to loss before income taxes for the years ended August 31, 2019 and 2018, respectively, as a result of the following (in thousands):

	Years Ended August 31,
	2019	2018
Computed “expected” income tax benefit	$(748)	$(1,013)
Foreign tax rate differential	25	543
Valuation allowance	(3,908)	(8,428)
Other	4,631	8,898
Income tax expense	$—	$—

Net deferred tax assets (liabilities) as of August 31, 2019 and 2018 consist of the following (in thousands):

	August 31,
	2019	2018
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,599	$1,549
Allowance for doubtful accounts	33	104
Accruals and other	79	89
Property, plant and equipment	1,035	1,447
Stock-based compensation	388	622
Investments in unconsolidated entities	—	5,554
Net operating loss carryforwards	27,849	26,049
Total gross deferred tax assets	30,983	35,414
Less: Valuation allowance	(30,983)	(35,414)
Deferred tax assets, net of valuation allowance	$—	$—

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

As of August 31, 2019, the Company had the U.S. net operating losses (the “U.S. NOLs”) of approximately $29,609 thousand, which begins to expire in 2025. The U.S. NOLs generated in tax years prior to August 31, 2018, can be carryforward for twenty years, whereas U.S. NOLs generated after August 31, 2018 can be carryforward indefinitely. The unused net operating loss carryforwards were as follows (in thousands):

	August 31,	Expiration
	2019	Year
U.S. federal net operating loss carryforwards (prior to August 31, 2018)	$12,893	2025-2037
U.S. federal net operating loss carryforwards (after August 31, 2018)	16,716	—
Foreign net operating loss carryforwards (expiring over the next 5 years)	80,503	2020-2024
Foreign net operating loss carryforwards (expiring in more than 5 years)	30,616	2025-2029
Foreign net operating loss carryforwards (indefinite life)	9,225	—
Total unused net operating loss carryforwards and income tax credits	$149,953

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

As of August 31, 2019 and 2018, the Company had no unrecognized tax benefits.

The Company is subject to taxation in the United States and various states and certain foreign jurisdictions. As of August 31, 2019, the 2015 through 2018 tax years remain subject to examination by the U.S. tax authorities. With few exceptions, as of August 31, 2019, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2014. Below is a summary of open tax years by major tax jurisdiction:

Open
Tax Year
U.S. federal	2015-2018
U.S. state	2015-2018
Foreign—Taiwan	2017-2018

The Company is not currently under examination by income tax authorities in any federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

11.	PRODUCT AND GEOGRAPHIC INFORMATION

Revenues by products for the years ended August 31, 2019 and 2018 are as follows (in thousands):

	Years Ended August 31,
	2019	2018
LED chips	$93	$244
LED components	4,430	5,181
Lighting products	632	968
Other(1)	747	1,102
Total	$5,902	$7,495

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2019 and 2018 (in thousands):

	Years Ended August 31,
	2019	2018
Netherlands	$1,573	$1,786
United States	1,948	1,729
Taiwan	426	1,383
Japan	389	3
India	260	1,005
China	166	573
Germany	400	399
Other (individually less than 5% of total net revenues)	740	617
Total	$5,902	$7,495

Tangible Long‑Lived Assets

Substantially all of the Company’s tangible long‑lived assets are located in Taiwan.

12.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of August 31, 2019 and 2018 (in thousands):

	August 31, 2019		August 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents and restricted cash	$1,382	$1,382	$3,421	$3,421
Receivables (including related parties)	703	703	282	282
Other assets (non-derivatives)	539	539	334	334
Financial liabilities:
Payables (including related parties)	$3,522	$3,522	$3,700	$3,700
Long-term debt (including current installments)	6,352	6,352	2,348	2,332

The fair values of the financial instruments shown in the above table as of August 31, 2019 and 2018 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Cash, cash equivalents, restricted cash, receivables and payables (including related parties) and notes payable to banks: The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

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

The following tables set forth selected quarterly statement of operations data for each of the years ended August 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended
	November 30,	February 28,	May 31,	August 31,	Fiscal
	2018	2019	2019	2019	2019
Revenues, net	$972	$1,630	$1,745	$1,555	$5,902
Cost of revenues	1,191	1,628	1,405	1,226	5,450
Gross profit (loss)	(219)	2	340	329	452
Operating expenses	803	917	1,041	1,356	4,117
Loss from operations	(1,022)	(915)	(701)	(1,027)	(3,665)
Net loss attributable to SemiLEDs stockholders	$(978)	$(847)	$(859)	$(881)	$(3,565)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.27)	$(0.24)	$(0.24)	$(0.25)	$(1.00)

	Three Months Ended
	November 30,	February 28,	May 31,	August 31,	Fiscal
	2017	2018	2018	2018	2018
Revenues, net	$2,003	$1,543	$1,999	$1,950	$7,495
Cost of revenues	1,951	1,987	1,837	2,155	7,930
Gross loss	52	(444)	162	(205)	(435)
Operating expenses	917	795	514	1,013	3,239
Loss from operations	(865)	(1,239)	(352)	(1,218)	(3,674)
Net loss attributable to SemiLEDs stockholders	$(392)	$(1,132)	$(326)	$(1,131)	$(2,981)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.11)	$(0.32)	$(0.09)	$(0.32)	$(0.84)

14.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

As a holding company, dividends received from SemiLEDs’ subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2019	2018
ASSETS
Cash and cash equivalents	$52	$194
Prepaid expenses and other current assets	7,085	3,973
Total current assets	7,137	4,167
Intangible assets, net	1	1
Investments in subsidiaries	(1,169)	1,674
TOTAL ASSETS	$5,969	$5,842
LIABILITIES AND EQUITY
Advance receipt toward the convertible note	$500	$500
Accrued expenses and other current liabilities	528	339
Total current liabilities	1,028	839
Total non-current liabilities	3,200	—
Total equity	1,741	5,003
TOTAL LIABILITIES AND EQUITY	$5,969	$5,842

SemiLEDs had no contingencies, long‑term obligations and guarantees as of August 31, 2019 or August 31, 2018.

	Years Ended August 31,
Condensed Statements of Operations	2019	2018
Operating expenses:
Selling, general and administrative	$398	$754
Loss from operations	(398)	(754)
Other income (expenses):
Equity in losses from subsidiaries, net	(2,997)	(2,619)
Other income (expenses), net	(170)	392
Total other expenses, net	(3,167)	(2,227)
Net loss	$(3,565)	$(2,981)

	Years Ended August 31,
Condensed Statements of Cash Flows	2019	2018
Net cash provided by (used in):
Operating activities	$(3,342)	$(449)
Investing activities	—	534
Financing activities	3,200	—
Net increase (decrease) in cash and cash equivalents	(142)	85
Cash and cash equivalents at beginning of year	194	109
Cash and cash equivalents at end of year	$52	$194

15.	RELATED PARTY TRANSACTIONS

On January 8, 2019, the Company entered into loan agreements with each of its Chairman and Chief Executive Officer and its largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the canceled sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are accelerated pursuant to the loan agreements.  As of August 31, 2019, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the Company’s headquarters building

16.	SUBSEQUENT EVENT

In September 2019, SemiLEDs granted 5 thousand restricted stock units to its directors that will vest 100% on the earlier of July 31, 2020 and the date of the 2020 annual meeting. The grant-date fair value of the restricted stock units was $2.45 per unit.

In September 2019, SemiLEDs granted 2.5 thousand restricted stock units to a director that will vest 100% on the earlier of September 5, 2020 and the date of the 2020 annual meeting. The grant-date fair value of the restricted stock units was $2.45 per unit.

The Company has analyzed its operations subsequent to August 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of August 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control— Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Trung T. Doan, 61, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012. Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea. In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc. Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems within the past five years. Mr. Doan also previously served as a director of Dolsoft Corporation, a privately held software company, as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems. Mr. Doan holds a bachelor of science degree in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a master of science degree in chemical engineering from the University of California, Santa Barbara. Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in‑depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

Dr. Edward Kuan Hsiung Hsieh, 67, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and Internet networks company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. He also served as Chairman of International Christian Goodwill within the past five years. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara and a doctor of philosophy degree in electrical engineering from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching master of business administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start‑up companies.

Scott R. Simplot, 72, has served as a director since March 2005. Mr. Simplot has been Chairman of the board of directors and a director of J.R. Simplot Company since May 2001 and August 1970, respectively. Mr. Simplot holds a bachelor of science degree in business from the University of Idaho and a master of business administration degree from the University of Pennsylvania. Mr. Simplot became a director on our Board as part of his duties as the Chairman of the board of J.R. Simplot Company, the 100% owner of Simplot Taiwan, Inc., which was entitled to designate two members of our board of directors in connection with J.R. Simplot Company’s investment in our Series A convertible preferred stock. Our Board has determined that Mr. Simplot should serve as a director based on the extensive knowledge and insight he brings to our Board from his experience serving as Chairman and holding a variety of management positions at a large private company and serving on the boards of directors of companies in a variety of industries.

Walter Michael Gough, 65, has served as a director since April 2016. Mr. Gough has led Gough and Associates, a firm that specializes in financial consulting for domestic and international companies since 2005. He is also a tenured faculty member in Accounting and Business at DeAnza College in Cupertino, California where he has taught since 1985. From June 2000 to June 2004, he was Chief Financial Officer and Financial Consultant at Nu Tool Inc., a semiconductor equipment manufacturer. From 1995 through 1999, he was a founding member and Chief Financial Officer of Invest In Yourself, LLC; an organization that provided consulting for professional sports franchises. Prior to teaching and consulting, Mr. Gough was a financial analyst and contracts manager at Watkins-Johnson Company, a high technology electronics firm. Before Watkins-Johnson, Mr. Gough worked for Kidder Peabody, an investment banking firm. He holds MBA and BA degrees (cum laude) from Santa Clara University, and a Masters in English from Notre Dame de Namur University. Our Board has determined that Mr. Gough should serve on our Board based on his experience as a consultant to technology companies in both the United States and Taiwan, his prior experience as a chief financial officer of several companies, and his expertise in accounting and finance.

Roger Lee, 61, has served as a director since September 2019. Mr. Lee previously served as a director and an Audit Committee member of SemiLEDs from August 2017 to March 2019. Mr. Lee has more than 30 years of semiconductor experience and leadership. He has been the President and CEO of TF Semiconductor Solutions (TFSS) since August 2014. Prior to becoming the CEO of TFSS, Mr. Lee served as world-wide COO and Interim President & CEO of Telefunken Semiconductors located in Roseville, California and Heilbronn, Germany from May 2011 to July 2014. Mr. Lee began his career as an engineer for Texas Instruments. During his career, Mr. Lee has served on numerous boards and held a variety of executive and senior-level positions for several companies, including senior vice president of SMIC. Previously, he co-founded the SMIC-Toppan JV (TSES) where he served as its vice chairman of its Board of Directors, and had held several senior management positions, including senior fellow and head of flash memory at Micron Technology and was instrumental to the development of Micron’s flash memory program. More recently, he was COO and a board member of Founder Microelectronics, Inc. in Shenzhen, China where he was responsible for overall company operations, including fab manufacturing, sales and marketing, facilities, and R&D operations. Mr. Lee earned his Bachelor’s degree and Master’s degree in Electrical Engineering from Iowa State University. Our Board has determined that Mr. Lee should serve on our Board based on his experience with technology companies and other organizations in both the United States and China.

Executive Officers

In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers as of November 13, 2019 consisted of the following:

Christopher Lee, 48, has served as our Chief Financial Officer since September 2015. From November 21, 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of the Company. Mr. Lee joined SemiLEDs in September 2014. Mr. Lee has over 20 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self‑employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate. During fiscal year 2019, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

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

Nominating
and Corporate
Name	Audit	Compensation	Governance
Dr. Edward Kuan Hsiung Hsieh	Chair	˅
Walter Michael Gough	˅
Roger Lee	˅
Scott R. Simplot		Chair	Chair
Number of Committee Meetings Held in Fiscal Year 2018	5	2	2

Audit Committee

Our Audit Committee is responsible for, among other things:

•	reviewing and approving the selection of our independent auditors, and approving the audit and non‑audit services to be performed by our independent auditors;
•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•	reviewing the adequacy and effectiveness of our internal control policies and procedures;
•	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year‑end operating results; and
•	preparing the Audit Committee Report that the SEC requires in our annual proxy statement.

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

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board held seven meetings in fiscal year 2019. We expect each director to attend every meeting of the Board and the committees on which he serves, and encourage them to attend the annual stockholders’ meeting. All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal year 2019 and all continuing directors attended the 2019 annual meeting of stockholders.

Risk Management

The Board is involved in the oversight of risks that could affect the Company. The Board also monitors cyber threat trends, regulatory developments, and major threats to the Company, including setting expectations and accountability for management, as well as assessing the adequacy of resources, funding, and focus on cyber risk management activities. This oversight is conducted primarily through the Audit Committee which, on behalf of the Board, is charged with overseeing the principal risk exposures we face and our mitigation efforts in respect of these risks. The Audit Committee is responsible for interfacing with management and discussing with management the Company’s principal risk exposures and the steps management has taken to monitor and control risk exposures, including risk assessment and risk management policies. The Compensation Committee also plays a role in that it is charged, in overseeing the Company’s overall compensation structure, with assessing whether that compensation structure creates risks that are reasonably likely to have a material adverse effect on us.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2019 all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a).

Item 11. Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

This executive compensation section discloses the compensation awarded to or earned by our “named executive officers” during fiscal years 2019 and 2018.

We held our last non‑binding advisory vote regarding compensation of our named executive officers at 2018 Annual Meeting of Stockholders and expect to hold our next vote at our 2021 Annual Meeting of Stockholders.

Summary Compensation Table

The following table sets forth all of the compensation earned by named executive officers during the relevant fiscal years.

				Stock	Option	All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)	Compensation ($)	Total ($)
Trung T. Doan	2019	303,750	—	—	—	—	303,750
Chief Executive Officer	2018	303,750	—	—	—	—	303,750
Christopher Lee
Chief Financial Officer	2018	102,893	—	6,821	—	—	109,714

(1)	Mr. Christopher Lee’s compensation did not exceed $100 thousand for the fiscal year ended August 31, 2019.

Outstanding Equity Awards at Fiscal Year‑End

There was no outstanding equity award held by Mr. Doan as of the fiscal year ended August 31, 2019.

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

Director Compensation Table

The following table sets forth the total compensation for our non‑employee directors for the year ended August 31, 2019:

	Fees Earned or		All Other
Name	Paid in Cash ($)	Stock Awards ($)	Compensation ($)	Total ($)
Dr. Edward Kuan Hsiung Hsieh	45,000	—	—	45,000
Walter Michael Gough	33,000	—	—	33,000
Roger Lee(1)	—	—	—	—
Scott R. Simplot(2)	—	—	—	—

(1)

Mr. Lee resigned from SemiLEDs on March 17, 2019. He held 2,500 restricted stock units and had unpaid compensation in cash of $74,250 at the date of his resignation, which were all waived in fiscal year 2019.

(2)	Mr. Simplot waived any right to compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 13, 2019 with respect to:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of November 13, 2019 and RSUs that will vest within 60 days of November 13, 2019, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Percentage of ownership is based on 3,594,015 shares of common stock outstanding as of November 13, 2019.

Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	989,934	(1)	27.5%
J.R. Simplot Company
999 Main Street, Suite 1300 Boise, ID 83702
Trung Tri Doan	367,972	(2)	10.2%

Executive Officers and Directors:
Trung Tri Doan	367,972	(2)	10.2%
Walter Michael Gough	8,368		*
Roger Lee	—		*
Dr. Edward Kuan Hsiung Hsieh	21,071		*
Scott R. Simplot	1,020,970	(1)(3)	28.4%
Christopher Lee	11,500	(4)	*

All executive officers and directors as a group (6 persons)	1,429,881	(4)	39.8%

*	Indicates beneficial ownership of less than 1%.
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

(4)	Includes 3,625 RSUs that will vest within 60 days.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2019. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	39	(1)	$133.82	652
Equity compensation plans not approved by security holders	—		—	—
Total	39			652

(1)

Consists of stock options granted under the 2005 Equity Incentive Plan and the 2010 Equity Incentive Plan, and restricted stock units granted under the 2010 Equity Incentive Plan. No additional grants could be made under the 2005 Equity Incentive Plan after December 8, 2010. In April 2014 and July 2019, SemiLEDs’ stockholders approved amendments to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares and 500 thousand shares, respectively.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On January 8, 2019, the Company entered into loan agreements with each of its Chairman and Chief Executive Officer and its largest shareholder, with aggregate amounts of $1.7 million and 1.5 million, respectively, and an annual interest rate of both 8%. As of August 31, 2019, these loans totaled $3.2 million. For more detail information, see Note3 to Consolidated Financial Statements in “Part II Item 8. Financial Statements and Supplementary Data”.

Except to the above, since September 1, 2017, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below, some of which represent continuing transactions from prior periods.

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

Item 14. Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

The following table shows the fees and related expenses for audit and other services provided by BF Borgers CPA PC billed for fiscal year 2018 and by KCCW Accountancy Corp for fiscal year 2019. The services described in the following fee table were approved in conformity with the Audit Committee’s pre‑approval process.

	2019 Fees	2018 Fees
	KCCW Accountancy Corp	BF Borgers CPA PC
Audit Services	$104,000	$186,000
Audit-Related Services	—	—
Tax Services	7,000	7,000
All Other Services	—	—
Total	$111,000	$193,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(2) Exhibits:

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certification of Incorporation of Registrant, and amendments thereto	S-1/A	333‑168624	3.1(c)	November 22, 2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8‑K	333‑168624	3.1	April 15, 2016

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	333‑168624	3.1	July 3, 2018

3.4	Amended and Restated Bylaws of Registrant	S‑1/A	333‑168624	3.2(b)	November 22, 2010

4.1	Form of Common Stock Certificate	S‑1/A	333‑168624	4.1	November 22, 2010

4.2(d)	Description of the Registrant’s Securities Under Section 12 of the Securities Exchange Act of 1934					X

10.1†	2005 Equity Incentive Plan (amended March 1, 2010)	S‑1	333‑168624	10.1	August 6, 2010

10.2†	2010 Equity Incentive Plan, as amended July 31, 2019	DEF 14A	001‑34992	10.1	June 18, 2019

10.3†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S‑1	333‑168624	10.3	August 6, 2010

10.4†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8‑K	001‑34992	99.1	February 9, 2012

10.5†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8‑K	001‑34992	99.1	February 24, 2012

10.6	Form of Proprietary Information and Inventions Agreement	S‑1/A	333‑168624	10.8	September 14, 2010

10.7	Form of Non‑competition Agreement	S‑1/A	333‑168624	10.9	September 14, 2010

10.8†	Form of Option Agreement for the 2010 Equity Incentive Plan	S‑1/A	333‑168624	10.10	November 16, 2010

10.9†	Form of Indemnification Agreement with directors and officers	S‑1/A	333‑168624	10.11	October 26, 2010

10.10	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and Trung Doan.	10-Q	001-34992	10.1	January 11, 2019

10.11	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and J. R. Simplot Company.	10-Q	001-34992	10.2	January 11, 2019

10.12	The First Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)					X

10.13	The Second Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)					X

10.16	Purchase Agreement, effective July 6 , 2016 , by and between SemiLEDs Corporation, a Delaware corporation, and Peter Chiou, an individual	8‑K	001‑34992	2.1	July 6, 2016

10.17	Assignment and Assumption of Purchase Agreement, effective August 23, 2016 , between Peter Chiou and Well Thrive Limited, a Samoa international company	8‑K/A	001‑34992	10.2	August 23, 2016

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
10.18	Amendment No. 1 to Purchase Agreement, effective August 23, 2016, between SemiLEDs Corporation, Peter Chiou and Well Thrive Limited	8‑K/A	001‑34992	10.3	August 23, 2016

16.1	Letter from BF Borgers CPA PC to the SEC dated September 2, 2019	8-K	001-34992	16.1	September 3,2019

21.1	List of Subsidiaries					X

23.1	Consent of KCCW Accountancy Corp, Independent Registered Public Accounting Firm					X

23.2	Consent of BF Borgers CPA PC, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Management contract or compensatory arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2019	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung Tri Doan Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN	Chairman and Chief Executive Officer (Principal Executive Officer)	November 20, 2019
Trung Tri Doan

/s/ CHRISTOPHER LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 20, 2019
Christopher Lee

/s/ SCOTT R. SIMPLOT	Director	November 20, 2019
Scott R. Simplot

/s/ DR. EDWARD KUAN HSIUNG HSIEH	Director	November 20, 2019
Dr. Edward Kuan Hsiung Hsieh

/s/ GOUGH WALTER MICHAEL	Director	November 20, 2019
Gough Walter Michael

/s/ ROGER LEE	Director	November 20, 2019
Roger Lee

SEMILEDS CORPORATION

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

	Years Ended
	August 31,
	2019	2018
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$477	$815
Charged to bad debt expense	—	10
Write-downs charged against the allowance	(277)	—
Effect of exchange rate changes	(5)	(348)
Ending balance	$195	$477

	Years Ended
	August 31,
	2019	2018
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$35,414	$44,429
Charged to income tax expense	(3,908)	(8,428)
Net operating loss carryforward expired	(194)	(817)
Effect of exchange rate changes	(329)	230
Ending balance	$30,983	$35,414