Form 10-Q
period 2019-11-30
SemiLEDs Corp
filed 2020-01-15
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,594,640 shares of common stock, par value $0.0000056 per share, outstanding as of January 7, 2020.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30,	August 31,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$688	$1,363
Restricted cash and cash equivalents	81	19
Accounts receivable (including related parties), net of allowance for doubtful accounts of $200 and $195 as of November 30, 2019 and August 31, 2019, respectively	936	703
Inventories	2,312	2,083
Prepaid expenses and other current assets	884	460
Assets held for sale	401	—
Total current assets	5,302	4,628
Property, plant and equipment, net	5,935	5,878
Operating lease right of use assets	307	—
Intangible assets, net	93	93
Investments in unconsolidated entities	920	894
Other assets	186	169
TOTAL ASSETS	$12,743	$11,662
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$410	$398
Accounts payable	649	680
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	2,677	2,342
Operating lease liabilities, current	148	—
Liabilities held for sale	790	—
Total current liabilities	5,174	3,920
Long-term debt, excluding current installments	5,932	5,954
Operating lease liabilities, less current portion	159	—
Total liabilities	11,265	9,874
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 3,595 shares and 3,594 shares issued and outstanding as of November 30, 2019 and August 31, 2019, respectively	—	—
Additional paid-in capital	175,839	175,804
Accumulated other comprehensive income	3,729	3,753
Accumulated deficit	(178,133)	(177,816)
Total SemiLEDs stockholders' equity	1,435	1,741
Noncontrolling interests	43	47
Total equity	1,478	1,788
TOTAL LIABILITIES AND EQUITY	$12,743	$11,662

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2019	2018
Revenues, net	$1,563	$972
Cost of revenues	1,045	1,191
Gross profit (loss)	518	(219)
Operating expenses:
Research and development	430	334
Selling, general and administrative	726	757
Gain on disposals of long-lived assets	(79)	(288)
Total operating expenses	1,077	803
Loss from operations	(559)	(1,022)
Other income (expenses):
Interest expenses, net	(78)	(5)
Other income, net	157	80
Foreign currency transaction gain (loss), net	158	(36)
Total other income, net	237	39
Loss before income taxes	(322)	(983)
Income tax expense	—	—
Net loss	(322)	(983)
Less: Net loss attributable to noncontrolling interests	(5)	(5)
Net loss attributable to SemiLEDs stockholders	$(317)	$(978)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.09)	$(0.27)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,595	3,560

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2019	2018
Net loss	$(322)	$(983)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(23)	4
Comprehensive loss	$(345)	$(979)
Comprehensive loss attributable to noncontrolling interests	$(4)	$(6)
Comprehensive loss attributable to SemiLEDs stockholders	$(341)	$(973)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2019	3,594	$—	$175,804	$3,753	$(177,816)	$1,741	$47	$1,788
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	35	—	—	35	—	35
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	(24)	—	(24)	1	(23)
Net loss	—	—	—	—	(317)	(317)	(5)	(322)
BALANCE at November 30, 2019	3,595	$—	$175,839	$3,729	$(178,133)	$1,435	$43	$1,478

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2018	3,559	$—	$175,527	$3,727	$(174,251)	$5,003	$—	$5,003
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	43	—	—	43	—	43
Common stock issued by SBDI*	—	—	128	—	—	128	48	176
Comprehensive loss:								—
Other comprehensive income (loss)	—	—	—	5	—	5	(1)	4
Net loss	—	—	—	—	(978)	(978)	(5)	(983)
BALANCE at November 30, 2018	3,560	$—	$175,698	$3,732	$(175,229)	$4,201	$42	$4,243

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(322)	$(983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	264
Stock-based compensation expense	35	43
Provisions for inventory write-downs	119	172
Gain on disposals of long-lived assets	(79)	(288)
Changes in :
Accounts receivable	(6)	97
Inventories	(293)	(583)
Prepaid expenses and other assets	34	(50)
Accounts payable	(91)	(209)
Accrued expenses and other current liabilities	72	271
Net cash used in operating activities	(324)	(1,266)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50)	(24)
Proceeds from sales of property, plant and equipment	79	511
Payments for development of intangible assets	(8)	(2)
Net cash provided by investing activities	21	485
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(103)	(83)
Net cash used in financing activities	(103)	(83)
Change in cash balances included in current assets held for sale	(61)	—
Effect of exchange rate changes on cash and cash equivalents	(143)	17
NET DECREASE IN CASH AND CASH EQUIVALENTS	(610)	(847)
CASH AND CASH EQUIVALENTS—Beginning of period	1,471	3,512
CASH AND CASH EQUIVALENTS—End of period	$861	$2,665
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$97	$18
Issuance of common shares in a subsidiary to noncontrolling interests	$—	$176

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

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

As of November 30, 2019, SemiLEDs had four wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based. On November 27, 2019, SemiLEDs entered into a stock purchase agreement (the “Agreement”) with XianChang Ma  (the “Purchaser”), pursuant to which the Purchaser has agreed to purchase all of the outstanding shares of the Company’s Hong Kong subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd. The Company expects to close the transaction in January 2020, subject to satisfaction of customary closing conditions.

SemiLEDs’ common stock trades on the NASDAQ Capital Market under the symbol “LEDS”.

2. Summary of Significant Accounting Policies

Basis of Presentation —The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 20, 2019. The unaudited condensed consolidated balance sheet as of August 31, 2019 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of November 30, 2019, the unaudited condensed statements of operations and comprehensive loss for the three months ended November 30, 2019 and 2018, changes in equity for the three months ended November 30, 2019, and cash flows for the three months ended November 30, 2019 and 2018. The results for the three months ended November 30, 2019are not necessarily indicative of the results to be expected for the year ending August 31, 2020.

Going Concern —The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The Company has suffered losses from operations of $3.7 million and $3.7 million, and used net cash in operating activities of $3.5 million and $1.2 million for the years ended August 31, 2019 and 2018, respectively. Gross profit on product sales was $452 thousand for the year ended August 31, 2019 and gross loss was $435 thousand for the year ended August 31, 2018. Loss from operations and net cash used in operating activities for the three months ended November 30, 2019 were $559 thousand and $324 thousand, respectively. Further, at November 30, 2019, the Company’s cash and cash equivalents was down to $688 thousand. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

•

Raising additional cash through the issuance of convertible notes to our major stockholders, potential equity offerings, sales of assets, including the pending sale of our Hong Kong and China subsidiaries, and/or issuance of debt as considered necessary and looking at other potential business opportunities.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of November 30, 2019 and August 31, 2019, the Company’s restricted cash equivalents at current portion amounted $81 thousand and $19 thousand, respectively. As of November 30, 2019 and August 31, 2019, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $92 thousand and $89 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2019 and August 31, 2019, cash and cash equivalents of the Company consisted of the following (in thousands):

	November 30,	August 31,
Cash and Cash Equivalents by Location	2019	2019
United States;
Denominated in U.S. dollars	$170	$52
Taiwan;
Denominated in U.S. dollars	316	447
Denominated in New Taiwan dollars (NT$)	66	730
Denominated in other currencies	136	77
China (including Hong Kong);
Denominated in U.S. dollars	—	—
Denominated in Renminbi	—	49
Denominated in H.K. dollars	—	8
Total cash and cash equivalents	$688	$1,363

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

Net revenues generated from sales to the top ten customers represented 85% and 79% of the Company’s total net revenues for the three months ended November 30, 2019 and 2018, respectively.

The Company’s revenues have been concentrated in a few select markets, including the Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 89% and 82% of the Company’s net revenues for the three months ended November 30, 2019 and 2018, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd., the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 to 12,501,715. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, noncontrolling interest in the Company was increased from zero to 3.31%. In December 2018, Taiwan SemiLEDs purchased 3,000 common shares of SBDI from non-controlling interests. As of November 30, 2019, noncontrolling interest in SBDI was down to 3.29%.

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

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2019 and August 31, 2019 consisted of the following (in thousands):

	November 30,	August 31,
	2019	2019
Raw materials	$506	$479
Work in process	761	728
Finished goods	1,045	876
Total	$2,312	$2,083

Inventory write-downs to estimated net realizable values were $119 thousand and $172 thousand for the three months ended November 30, 2019 and 2018, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2019 and August 31, 2019 consisted of the following (in thousands):

	November 30,	August 31,
	2019	2019
Buildings and improvements	$13,620	$13,238
Machinery and equipment	38,980	37,988
Leasehold improvements	160	156
Other equipment	2,305	2,250
Construction in progress	107	61
Total property, plant and equipment	55,172	53,693
Less: Accumulated depreciation and amortization	(49,237)	(47,815)
Property, plant and equipment, net	$5,935	$5,878

Intangible Assets

Intangible assets as of November 30, 2019 and August 31, 2019 consisted of the following (in thousands):

	November 30, 2019
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$533	$440	$93
Acquired technology	5	334	334	—
Total		$867	$774	$93

	August 31, 2019
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$542	$449	$93
Acquired technology	5	484	484	—
Total		$1,026	$933	$93

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2019 and August 31, 2019 consisted of the following (in thousands, except percentages):

	November 30, 2019		August 31, 2019
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	920	Various	894
Total investments in unconsolidated entities		$920		$894

There were no dividends received from unconsolidated entities through November 30, 2019.

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

5. Assets and Liabilities held for sale

In November 2019, the Company entered into a stock purchase agreement to sell all of the outstanding shares of the Company’s Hong Kong Subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd. The Company expects to close the transaction in January 2020, subject to satisfaction of customary closing conditions.

As of November 30, 2019, all the assets and liabilities relating to the Company’s Hong Kong Subsidiary have been reported as assets and liabilities held-for-sale in the consolidated balance sheets.

The following is a summary of the major classes of assets and liabilities included as assets and liabilities held for sale as of November 30, 2019.

November 30, 2019
Assets
Cash and cash equivalents	$61
Accounts receivable, net	263
Inventory	4
Prepaid expenses and other current assets	72
Other assets	1
$401
Liabilities
Accounts payable	$786
Accrued expenses and other current liabilities	4
Total	$790

6. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancellable leases and which expire at various dates between December 2029 and December 2029. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the leasers. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the leases. Lease expense related to these noncancellable operating leases were both $38 thousand for three months ended November 30, 2019 and 2018.

Balance sheet information related to the Company’s leases is presented below:

November 30, 2019
Assets
Operating lease right of use assets	$307
Liabilities
Operating lease liabilities, current portion	$148
Operating lease liabilities, less current portion	159
Total	$307

The following provides details of the Company’s lease expenses:

Three Months Ended
November 30, 2019
Operating lease expenses, net	$38

Other information related to leases is presented below:

Three Months Ended
November 30, 2019
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$38
Weighted Average Remaining Lease Term:
Operating leases	3.09 years
Weighted Average Discount Rate
Operating leases	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2019 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2020	$112
2021	95
2022	30
2023	11
2024	11
Thereafter	60
Total future minimum lease payments, undiscounted	$319
Less: Imputed interest	(12)
Present value of future minimum lease payments	$307

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $127 thousand and $158 thousand as of November 30, 2019 and August 31, 2019, respectively.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to the return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company has retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case. The judge’s order allows the Company to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, the Company arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the Court’s scheduling order and to allow it to file a motion for summary judgment, and the Company filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court set a trial date of March 2, 2020, if needed.

On December 28, 2018, the Company received a notification from the Court in Miao-Li County, Taiwan that Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion requesting that the Company return the $3 million prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and litigation fee. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the building and/or other assets belonged to the Company to recover the prepayment. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. On January 25, 2019, the Company and the Plaintiff entered into a settlement, agreeing that the Company would return the $3 million plus value-added-tax of $150 thousand and a penalty of $200 thousand, and on February 1, 2019, the Plaintiff withdrew the motion. As of November 30, 2019, the Company has paid the $3.35 million in full.

On March 11, 2019, a former employee (the “Plaintiff”) of Taiwan Bandaoti Zhaoming Co., Ltd. (“Taiwan Bandaoti”) filed a civil complaint against Taiwan Bandaoti in the Taiwan Miao-Li District Court. The Plaintiff alleged the following causes of action under the Labor Standards Act of Taiwan: (1) failure to pay the annual bonus; and (2) failure to pay transportation allowance. The Plaintiff is seeking compensation in the aggregate of approximately $9 thousand (NT$293 thousand). On May 24, 2019, Taiwan Miao-Li District Court determined on its own initiative to transfer the case to the Taiwan Hsin-Chu District Court due to a lack of jurisdiction over the action in whole or in part. On August 16, 2019, the Taiwan Hsin-Chu District Court held the first mediation proceeding. On September 27, 2019, December 6, 2019 and January 3, 2020, the Plaintiff and Taiwan Bandaoti Zhaoming had oral arguments. The next oral argument is scheduled to be held on January 17, 2020.

Except as described above, as of November 30, 2019, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

8. Stock-based Compensation

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares. On July 31, 2019, the stockholders approved an increase in the authorized share reserve under the 2010 plan by an additional 500 thousand shares, to extend expiration of the 2010 Plan to November 3, 2023, to remove the IRS Code section 162(m) provisions, and to modify the maximum grant limit to 35 thousand shares to one person in a one year period. Prior to SemiLEDs’ initial public offering, the Company had another stock‑based compensation plan (the “2005 Plan”), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms. Prior to SemiLEDs’ initial public offering, the Company had another stock-based compensation plan (the “2005 Plan”), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms.

A total of 1,021 and 521 thousand shares was reserved for issuance under and 2010 Plan as of November 30, 2019 and 2018, respectively. As of November 30, 2019 and 2018, there were 684 thousand and 189 thousand shares of common stock available for future issuance under the equity incentive plans.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended November 30,
	2019	2018
Cost of revenues	$11	$11
Research and development	6	7
Selling, general and administrative	18	25
	$35	$43

9. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2019	2018
Stock units and stock options to purchase common stock	30	21

10. Income Taxes

The Company’s income (loss) before income taxes for the three months ended November 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended November 30,
	2019	2018
U.S. operations	$(197)	$(150)
Foreign operations	(125)	(833)
Loss before income taxes	$(322)	$(983)

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

As of both November 30, 2019 and August 31, 2019, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2014 through 2018 remain open in most jurisdictions. With few exceptions, as of November 30, 2019, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2014. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

11. Subsequent Events

On November 27, 2019, the Company entered into a stock purchase agreement (the “Agreement”) with XianChang Ma  (the “Purchaser”), pursuant to which the Purchaser has agreed to purchase all of the outstanding shares of the Company’s Hong Kong Subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd for $100,000 and an additional $40,000 for the transaction cost. As of November 30, 2019, the Purchaser has signed and paid $140,000 to the Company; such advance payment has been recorded as other current liabilities. As of November 30, 2019, all of the assets and liabilities relating to the Company’s Hong Kong Subsidiary have been reported as assets and liabilities held-for-sale in the consolidated balance sheets (see Note 5). The Company expects to close the transaction in January 2020, subject to satisfaction of customary closing conditions.

On December 6, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to each of J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer (together, the “Holders”), with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes.

The Company has analyzed its operations subsequent to November 30, 2019 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements, except for the above.

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

•	Declining cash position.
•	The ability to retain the $500,000 partial payment of the uncompleted $1.6 million note financing as liquidated damages.
•	Our ability to close the pending sale of our Hong Kong subsidiary.
•

Our ability to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations, the difficulty of which may increase if our common stock is delisted from the NASDAQ Stock Market as a result of our current failure to meet the minimum stockholders’ equity requirement.

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

•	Competitive pressures from existing and new companies.
•	Our ability to grow our revenues generated from the sales of our products and to control our expenses.
•	Loss of any of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel.
•	Intellectual property infringement or misappropriation claims by third parties against us or our customers, including our distributor customers.
•	The failure of LEDs to achieve widespread adoption in the general lighting market, or if alternative technologies gain market acceptance.
•	The loss of key suppliers or contract manufacturers.
•	Our ability to effectively expand or upgrade our production facilities or do so in a timely or cost-effective manner.
•	Difficulty in managing our future growth or in responding to a need to contract operations, and the associated changes to our operations.
•	Adverse development in those selected markets, including Netherlands, Taiwan, the United States, Germany and India, where our revenues are concentrated.

•	Our ability to develop and execute upon a new strategy to exploit the China and India market.
•	Our ability to resolve pending litigation on favorable terms.
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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, or the 2019 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2019 Annual Report, and in other filings with the SEC.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED - sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project - based purchases and broadening customer base, among other things. For the three months ended November 30, 2019, sales to our three largest customers, in the aggregate, accounted for 66% of our revenues.

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

•

Declining cash position.    Our cash and cash equivalents decreased to $688 thousand as of November 30, 2019 due to the combination of our net cash used in operating activities and payments related to long-term debt. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

Critical Accounting Policies and Estimates

On September 1, 2019, we adopted ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. There was no material impact on our consolidated financial position, results of operations or cash flows due to the adoption.

On September 1, 2019, we adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. There was no material impact on our consolidated financial position, results of operations or cash flows due to the adoption.

Effective September 1, 2019, we adopted, without restating comparatives, ASC 842, Leases, which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. As of September 1 2019, we recognized $307 thousand of lease right of use Asset and of lease liability; and there was no material impact on our consolidated financial results of operations or cash flows due to the adoption.

Except as described above, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months ended November 30, 2019 as compared to those disclosed in our 2019 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On November 30, 2019, the exchange rate was 30.5 NT dollars to one U.S. dollar. On January 7, 2020, the exchange rate was 30.05 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2019 Compared to the Three Months Ended November 30, 2018

	Three Months Ended November 30,
	2019		2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$8	1%	$69	7%	$(61)	(88)%
LED components	1,073	69%	679	70%	394	58%
Lighting products	78	5%	173	18%	(95)	(55)%
Other revenues(1)	404	25%	51	5%	353	692%
Total revenues, net	1,563	100%	972	100%	591	61%
Cost of revenues	1,045	67%	1,191	123%	(146)	(12)%
Gross profit (loss)	$518	33%	$(219)	(23)%	$737	(337)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by 61% to $1.6 million for the three months ended November 30, 2019 from $972 thousand for the three months ended November 30, 2018. The increase in revenues was driven primarily by a $394 thousand increase in sales of LED components and a $353 thousand increase in other revenues.

Revenues attributable to the sales of our LED chips represented 1% and 7% of our revenues for the three months ended November 30, 2019 and 2018, respectively. The decrease of 88% in revenues attributable to sales of LED chips was the result of a decrease in the volume of LED chips sold, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 69% and 70% of our revenues for the three months ended November 30, 2019 and 2018, respectively. The increase in revenues attributable to sales of LED components was primarily due to seasonal swings in demand for UV LED components products.

Revenues attributable to the sales of lighting products represented 5% and 18% of our revenues for the three months ended November 30, 2019 and 2018, respectively. Revenues attributable to the sales of lighting products were lower for the three months ended November 30, 2019 primarily due to a slowdown in demand on LED luminaries and LED retrofits, and fewer non-recurring project-based orders for LED lighting products.

Revenues attributable to other revenues represented 25% and 5% of our revenues for the three months ended November 30, 2019 and 2018, respectively. The increase in revenues attributable to other revenues was primarily due to the sale of raw materials.

Cost of Revenues

Our cost of revenues decreased by 12% from $1.2 million for the three months ended November 30, 2018 to $1.0 million for the three months ended November 30, 2019. The decrease in cost of revenues was primarily due to the effort of focusing on profitable products.

Gross Profit

Our gross margin increased from a loss of $219 thousand for the three months ended November 30, 2018 to a profit of $518 thousand for the three months ended November 30, 2019. The increase was a consequence of the focusing on profitable products, as more fully described above.

Operating Expenses

	Three Months Ended November 30,
	2019		2018
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$430	28%	$334	34%	$96	29%
Selling, general and administrative	726	46%	757	78%	(31)	(4)%
Gain on disposals of long-lived assets	(79)	(5)%	(288)	(30)%	209	—%
Total operating expenses	$1,077	68%	$803	46%	$274	34%

Research and development  Our research and development expenses were $430 thousand and $334 thousand for the three months ended November 30, 2019 and 2018, respectively.  The increase was mainly attributable to a $103 thousand increase in engineering experiment materials, offset by a decrease in payroll and stock based compensation.

Selling, general and administrative  Our selling, general and administrative expenses decreased from $757 thousand for the three months ended November 30, 2018 to $726 thousand for the three months ended November 30, 2019. The decrease was mainly attributable to decreases in various other expenses including professional service expenses.

Gain on disposal of long-lived assets    We recognized a gain of $79 thousand and $288 thousand on the disposal of long-lived assets for the three months ended November 30, 2019 and 2018, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Three Months Ended November 30,
	2019		2018
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(78)	—%	$(5)	—%
Other income, net	157	10%	80	8%
Foreign currency transaction gain (loss), net	158	10%	(36)	(4)%
Total other income, net	$237	15%	$39	4%

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

Other income, net   Other income primarily consist of rental income from the lease of spare space in our Hsinchu building. The increase in other income for the three months ended November 30, 2019, compared to the three months ended November 30, 2018, was primarily due to more spare space being leased to other parties.

Foreign currency transaction loss, net  We recognized net foreign currency transaction gain of $158 thousand and a loss of $36 thousand for the three months ended November 30, 2019 and 2018, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

Net Loss Attributable to Non-controlling Interests

	Three Months Ended November 30,
	2019		2018
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(5)	—%	$(5)	—%

We recognized net loss attributable to non-controlling interests of $5 thousand for both the three months ended November 30, 2019 and 2018, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented 3.29% and 3.31% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd as of November 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of November 30, 2019 and August 31, 2019, we had cash and cash equivalents of $688 thousand and $1.4 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of January 8, 2020, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes and loans from our Chairman and our largest shareholder, totaled $6.3 million and $6.4 million as of November 30 and August 31, 2019, respectively.

Our NT dollar denominated long-term notes, totaled $3.1 million and $3.2 million as of November 30, 2019 and August 31, 2019, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million).  The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.62% currently), and was exclusively used to repay the existing loans.  The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2% currently) and is available for operating capital. These loans are secured by a $79 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•

The first note payable requires monthly payments of principal in the amount of $21 thousand plus interest over the 8-year term of the note with final payment to occur in July 2027 and, as of November 30, 2019, our outstanding balance on this note payable was approximately $1.9 million.

•

The second note payable requires monthly payments of principal in the amount of $13 thousand plus interest over the 8-year term of the note with final payment to occur in July 2027 and, as of November 30, 2019, our outstanding balance on this note payable was approximately $1.2 million.

Property, plant and equipment pledged as collateral for our notes payable were $3.8 million and $3.7 million as of November 30, 2019 and August 31, 2019, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled sale of our headquarters building pursuant to the agreement dated December 15, 2015. We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements. As of November 30, 2019 and August 31, 2019, these loans totaled both $3.2 million. The loans are secured by a second priority security interest on our headquarters building.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $3.6 million and $3.0 million during the years ended August 31, 2019 and 2018, respectively. Net cash used in operating activities for the year ended August 31, 2019 was $3.5 million. As of August 31, 2019, we had cash and cash equivalents of $1.4 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition we are planning to issue convertible notes to our major stockholders and may issue additional equity.

Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2019	2018
Net cash used in operating activities	$(324)	$(1,266)
Net cash provided by investing activities	$21	$485
Net cash used in financing activities	$(103)	$(83)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three month ended November 30, 2019 and 2018 was $324 thousand and $1.3 million, respectively. The cash flows used in operating activities for the three months ended November 30, 2019 was $942 thousand less, primarily due to a decrease in net loss, offset partially by an increase in inventory.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2019 was $21 thousand, consisting of $79 thousand in proceeds from sale of machinery and equipment, offset partially by a $50 thousand in purchases of machinery and equipment.

Net cash provided by investing activities for the three months ended November 30, 2018 was $485 thousand, consisting of $511 thousand in proceeds from sale of machinery and equipment, offset by a $24 thousand in purchases of machinery and equipment.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2019 and 2018 was for repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $50 thousand and $24 thousand for the three months ended November 30, 2019 and 2018, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management is continuing to monitor prices and, consistent with the existing contractual commitments, may decrease further our activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of November 30, 2019, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2019, a former employee (the “Plaintiff”) of Taiwan Bandaoti Zhaoming Co., Ltd. (“Taiwan Bandaoti”) filed a civil complaint against Taiwan Bandaoti in the Taiwan Miao-Li District Court. The Plaintiff alleged the following causes of action under the Labor Standards Act of Taiwan: (1) failure to pay the annual bonus; and (2) failure to pay transportation allowance. The Plaintiff is seeking compensation in the aggregate of approximately $9 thousand (NT$293 thousand). On May 24, 2019, Taiwan Miao-Li District Court determined on its own initiative to transfer the case to the Taiwan Hsin-Chu District Court due to a lack of jurisdiction over the action in whole or in part. On August 16, 2019, the Taiwan Hsin-Chu District Court held the first mediation proceeding. On September 27, 2019, December 6, 2019 and January 3, 2020, the Plaintiff and Taiwan Bandaoti had oral arguments. The next oral argument is scheduled to be held on January 17, 2020.

Except as described above, there was no material pending legal proceedings or claims as of November 30, 2019.

Item 1A. Risk Factors

Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2019 Annual Report.

We may fail to close the pending sale of our Hong Kong subsidiary and be required to return $140,000.

On November 27, 2019, we entered into a stock purchase agreement (the “Agreement”) with XianChangMa  (the “Purchaser”), pursuant to which the Purchaser has agreed to purchase all of the outstanding shares of the Company’s Hong Kong Subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary XuheGuangdian Co Ltd for $100,000 and an additional $40,000 for the transaction cost. As of November 30, 2019, the Purchaser has signed and paid $140,000 to us; we recorded the $140,000 as Accrued expenses and other current liabilities and reclassified relative assets and liabilities into noncurrent assets held for sale and noncurrent liabilities held for sale. The closing of the transaction is expected to take place as soon as practicable, subject to satisfaction of customary closing conditions. Even though we expect to close the transaction in January 2020, there can be no assurance that the customary closing conditions will be satisfied. If we fail to close the transaction, we expect that we will be required to return the $140,000.

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market. On November 25, 2019, we received a notice from The NASDAQ Stock Market indicating that the Company does not meet the minimum of $2,500,000 in stockholders’ equity required by Listing Rule 5550(b)(1) for continued listing.  The Company also does not meet the alternatives of market value of listed securities or net income from continuing operations. Under the listing rule, we had 45 calendar days to submit a plan to regain compliance, which we submitted on January 8, 2020. If the plan is accepted by NASDAQ Stock Market, an extension of up to 180 calendar days from November 25, 2019 will be granted. If the plan is not accepted, NASDAQ will notify us that our common stock will be delisted.

Assuming NASDAQ accepts our plan of compliance, there can be no assurance that we will be able to implement our intention, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted one of the OTC Markets or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Convertible unsecured promissory notes issued December 10, 2019 to Trung Doan (incorprateed by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on Dec 11, 2019).

10.2	Convertible unsecured promissory notes issued December 6, 2019 to J. R. Simplot Company (incorprateed by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on Dec 11, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMILEDS CORPORATION
(Registrant)

Dated:	January 15, 2020	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)