Form 10-Q
period 2020-02-29
SemiLEDs Corp
filed 2020-04-10
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,772,990 shares of common stock, par value $0.0000056 per share, outstanding as of April 6, 2020.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 29, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 29,	August 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,157	$1,363
Restricted cash and cash equivalents	83	19
Accounts receivable (including related parties), net of allowance for doubtful accounts of $182 and $195 as of February 29, 2020 and August 31, 2019, respectively	1,011	703
Inventories	2,513	2,083
Prepaid expenses and other current assets	808	460
Total current assets	7,572	4,628
Property, plant and equipment, net	5,842	5,878
Operating lease right of use assets	273	—
Intangible assets, net	91	93
Investments in unconsolidated entities	928	894
Other assets	186	169
TOTAL ASSETS	$14,892	$11,662
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$3,613	$398
Accounts payable	618	680
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	2,829	2,342
Operating lease liabilities, current	136	—
Total current liabilities	7,696	3,920
Long-term debt, excluding current installments	4,620	5,954
Operating lease liabilities, less current portion	137	—
Total liabilities	12,453	9,874
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 3,623 shares and 3,594 shares issued and outstanding as of February 29, 2020 and August 31, 2019, respectively	—	—
Subscribed stock	600	—
Additional paid-in capital	175,902	175,804
Accumulated other comprehensive income	3,676	3,753
Accumulated deficit	(177,785)	(177,816)
Total SemiLEDs stockholders' equity	2,393	1,741
Noncontrolling interests	46	47
Total equity	2,439	1,788
TOTAL LIABILITIES AND EQUITY	$14,892	$11,662

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenues, net	$1,537	$1,630	$3,100	$2,602
Cost of revenues	989	1,628	2,034	2,819
Gross profit (loss)	548	2	1,066	(217)
Operating expenses:
Research and development	307	298	737	632
Selling, general and administrative	633	619	1,359	1,376
Gain on disposals of long-lived assets, net	—	—	(79)	(288)
Total operating expenses	940	917	2,017	1,720
Loss from operations	(392)	(915)	(951)	(1,937)
Other income (expenses):
Gain on disposal of investment	634	—	634	—
Interest expenses, net	(100)	(36)	(178)	(41)
Other income (losses), net	167	(126)	324	(46)
Foreign currency transaction gain, net	41	233	199	197
Total other income, net	742	71	979	110
Income (loss) before income taxes	350	(844)	28	(1,827)
Income tax expense	—	—	—	—
Net income (loss)	350	(844)	28	(1,827)
Less: Net income (loss) attributable to noncontrolling interests	2	3	(3)	(2)
Net income (loss) attributable to SemiLEDs stockholders	$348	$(847)	$31	$(1,825)
Net income (loss) per share attributable to SemiLEDs stockholders:
Basic	$0.10	$(0.24)	$0.01	$(0.51)
Diluted	$0.08	$(0.24)	$0.01	$(0.51)
Shares used in computing net income (loss) per share attributable to SemiLEDs stockholders:
Basic	3,613	3,579	3,604	3,569
Diluted	4,486	3,579	3,732	3,569

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net income (loss)	$350	$(844)	$28	$(1,827)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	$(52)	(17)	(75)	(13)
Comprehensive income (loss)	$298	$(861)	$(47)	$(1,840)
Comprehensive income (loss) attributable to noncontrolling interests	$3	$4	$(1)	$(2)
Comprehensive income (loss) attributable to SemiLEDs stockholders	$295	$(865)	$(46)	$(1,838)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

					Accumulated		Total
				Additional	Other		SemiLEDs	Non-
	Common Stock		Subscribed	Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	stock	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2019	3,594	$—	$—	$175,804	$3,753	$(177,816)	$1,741	$47	$1,788
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	35	—	—	35	—	35
Comprehensive income (loss):							—		—
Other comprehensive income	—	—	—	—	(24)	—	(24)	1	(23)
Net loss	—	—	—	—	—	(317)	(317)	(5)	(322)
BALANCE—November 30, 2019	3,595	—	—	175,839	3,729	(178,133)	1,435	43	1,478
Issuance of common stock under equity incentive plans	28	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	24	—	—	24	—	24
Issuance of common stock for private placement	150	—	600	—	—	—	600	—	600
Issuance of convertible notes		—	—	39			39		39
Comprehensive loss:									—
Other comprehensive income (loss)	—	—	—	—	(53)	—	(53)	1	(52)
Net loss	—	—	—	—	—	348	348	2	350
BALANCE—February 29, 2020	3,773	$—	$600	$175,902	$3,676	$(177,785)	$2,393	$46	$2,439

					Accumulated		Total
				Additional	Other		SemiLEDs	Non-
	Common Stock		Subscribed	Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	stock	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2018	3,559	$—	$—	$175,527	$3,727	$(174,251)	$5,003	$—	$5,003
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—	—
Stock-based compensation		—	—	43	—	—	43	—	43
Common stock issued by SBDI*	—	—	—	128	—	—	128	48	176
Comprehensive income (loss):
Other comprehensive income	—	—	—	—	5	—	5	(1)	4
Net loss	—	—	—	—	—	(978)	(978)	(5)	(983)
BALANCE—November 30, 2018	3,560	—	—	175,698	3,732	(175,229)	4,201	42	4,243
Issuance of common stock under equity incentive plans	29	—	—	—	—	—	—	—	—
Stock-based compensation		—	—	47	—	—	47	—	47
Comprehensive loss:									—
Other comprehensive income (loss)	—	—	—	—	(18)	—	(18)	1	(17)
Net loss	—	—	—	—	—	(847)	(847)	3	(844)
BALANCE—February 28, 2019	3,589	$—	$—	$175,745	$3,714	$(176,076)	$3,383	$46	$3,429

See notes to unaudited condensed consolidated financial statements.

*	SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28	$(1,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412	545
Stock-based compensation expense	59	90
Provisions for inventory write-downs	320	312
Gain on disposals of long-lived assets, net	(79)	(288)
Gain on disposals of investment	(634)	—
Changes in :
Accounts receivable	302	(455)
Inventories	(680)	(559)
Prepaid expenses and other	69	(26)
Accounts payable	(79)	391
Accrued expenses and other current liabilities	88	(161)
Net cash used in operating activities	(194)	(1,978)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(159)	(64)
Proceeds from sales of property, plant and equipment	79	512
Return the received-in-advance	—	(3,000)
Payments for development of intangible assets	(8)	(2)
Net cash used in investing activities	(88)	(2,554)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,000	3,200
Repayments of long-term debt	(207)	(167)
Issuance of common stock for private placement	600	—
Acquisition of noncontrolling interests	—	(1)
Net cash provided by financing activities	2,393	3,032
Changes in cash balances included in deconsolidated subsidiaries	(61)	—
Effect of exchange rate changes on cash and cash equivalents	(188)	(286)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,862	(1,786)
CASH AND CASH EQUIVALENTS—Beginning of period	1,471	3,421
CASH AND CASH EQUIVALENTS—End of period	$3,333	$1,635
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$47	$13

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

As of February 29, 2020, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based. On November 27, 2019, SemiLEDs entered into a stock purchase agreement (the “Agreement”) with XianChang Ma  (the “Purchaser”) pursuant to which the Purchaser agreed to purchase all of the outstanding shares of the Company’s Hong Kong subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd. for $100,000 and an additional $40,000 for the transaction costs.  The Purchaser paid $140,000 to the Company, and the transaction was completed in January 2020. The Purchaser also subscribed approximately 4% of the Company’s outstanding common shares on January 17, 2020 (see Note 6).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of February 29, 2020, the statements of operations and comprehensive loss for the three and six months ended February 29, 2020 and February 28, 2019, the statement of changes in equity for the three and six months ended February 29, 2020 and February 28, 2019, and the statements of cash flows for the six months ended February 29, 2020 and February 28, 2019. The results for the three or six months ended February 29, 2020 are not necessarily indicative of the results to be expected for the year ending August 31, 2020.

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

The Company suffered losses from operations of $3.7 million and $3.7 million, and net cash used in operating activities of $3.5 million and $1.2 million for the years ended August 31, 2019 and 2018, respectively. Gross profit on product sales was $452 thousand for the year ended August 31, 2019, and gross loss was $435 thousand for the year ended August 31, 2018. Loss from operations for the three and six months ended February 29, 2020 were $392 thousand and $951 thousand, respectively. Net cash used in operating activities for the six months ended February 29, 2020 was $194 thousand. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, at February 29, 2020, the Company’s cash and cash equivalents increased to $3.2 million mainly due to issuance of convertible notes. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

•

Raising additional cash through the issuance of convertible notes to our major stockholders, potential equity offerings, sales of assets, and/or issuance of debt as considered necessary and looking at other potential business opportunities.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of February 29, 2020 and August 31, 2019, the Company’s restricted cash equivalents at current portion amounted $83 thousand and $19 thousand, respectively. As of February 29, 2020 and August 31, 2019, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $93 thousand and $89 thousand, respectively.

Revenue Recognition —Effective September 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. The Company applied the following five steps to achieve the core principles of ASC 606: 1) identified the contract with a customer; 2) identified the performance obligations (promises) in the contract; 3) determined the transaction price; 4) allocated the transaction price to the performance obligations in the contract; and 5) recognized revenue when (or as) the Company satisfies a performance obligation. The Company recognizes the amount of revenue when the Company satisfies a performance obligation to which it expects to be entitled for the transfer of promised goods or services to customers. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non‑conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales, which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company’s warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 29, 2020 and August 31, 2019, cash and cash equivalents of the Company consisted of the following (in thousands):

	February 29,	August 31,
Cash and Cash Equivalents by Location	2020	2019
United States;
Denominated in U.S. dollars	$648	$52
Taiwan;
Denominated in U.S. dollars	2,019	447
Denominated in New Taiwan dollars	390	730
Denominated in other currencies	100	77
China (including Hong Kong);
Denominated in Renminbi	—	49
Denominated in H.K. dollars	—	8
Total cash and cash equivalents	$3,157	$1,363

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

Net revenues generated from sales to the top ten customers represented 88% and 84% of the Company’s total net revenues for the three and six months ended February 29, 2020 respectively, and 88% and 82% of the Company’s net revenues for the three and six months ended February 28, 2019, respectively.

The Company’s revenues have been concentrated in a few select markets, including the Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 91% and 90% of the Company’s net revenues for the three and six months ended February 29, 2020, respectively, and 92% and 89% of the Company’s net revenues for the three and six months ended February 28, 2019, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been received in full amount by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares at the issuance date; as a result, noncontrolling interest in SBDI increased from zero to 3.31%. In December 2018, Taiwan SemiLEDs purchased 3,000 common shares of SBDI from non-controlling shareholders. As of February 29, 2020, noncontrolling interest in SBDI was down to 3.29%.

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

3. Balance Sheet Components

Inventories

Inventories as of February 29, 2020 and August 31, 2019 consisted of the following (in thousands):

	February 29,	August 31,
	2020	2019
Raw materials	$454	$479
Work in process	976	728
Finished goods	1,083	876
Total	$2,513	$2,083

Inventory write-downs to estimated net realizable values were $201 thousand and $320 thousand for the three and six months ended February 29, 2020, respectively, and $140 thousand and $312 thousand for the three and six months ended February 28, 2019, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 29, 2020 and August 31, 2019 consisted of the following (in thousands):

	February 29,	August 31,
	2020	2019
Buildings and improvements	$13,733	$13,238
Machinery and equipment	39,409	37,988
Leasehold improvements	162	156
Other equipment	2,324	2,250
Construction in progress	58	61
Total property, plant and equipment	55,686	53,693
Less: Accumulated depreciation and amortization	(49,844)	(47,815)
Property, plant and equipment, net	$5,842	$5,878

Intangible Assets

Intangible assets as of February 29, 2020 and August 31, 2019 consisted of the following (in thousands):

	February 29, 2020
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$538	$447	$91
Acquired technology	5	337	337	—
Total		$875	$784	$91

	August 31, 2019
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$542	$449	$93
Acquired technology	5	484	484	—
Total		$1,026	$933	$93

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 29, 2020 and August 31, 2019 consisted of the following (in thousands, except percentages):

	February 29, 2020		August 31, 2019
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Equity investment without readily determinable fair value	Various	$928	Various	$894
Total investments in unconsolidated entities		$928		$894

There were no dividends received from unconsolidated entities through February 29, 2020.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancelable and which expire at various dates between December 2021 and December 2029. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases were $38 thousand and $76 thousand for three months and six months ended February 29, 2020.

Balance sheet information related to the Company’s leases is presented below:

February 29, 2020
Assets
Operating lease right of use assets	$273
Liabilities
Operating lease liabilities, current portion	$136
Operating lease liabilities, less current portion	137
Total	$273

The following provides details of the Company’s lease expenses:

Six Months Ended
February 29, 2020
Operating lease expenses, net	$76

Other information related to leases is presented below:

Six Months Ended
February 29, 2020
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$76
Weighted Average Remaining Lease Term:
Operating leases	2.84 years
Weighted Average Discount Rate
Operating leases	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of February 29, 2020 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2020	$77
2021	97
2022	30
2023	11
2024	11
Thereafter	58
Total future minimum lease payments, undiscounted	284
Less: Imputed interest	11
Present value of future minimum lease payments	$273

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $107 thousand and $158 thousand as of February 29, 2020 and August 31, 2019, respectively.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case. The judge’s order allowed the Company to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, the Company arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the Court’s scheduling order and to allow it to file a motion for summary judgment, and the Company filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court held a trial on March 2, 2020. The judge has not rendered a verdict yet and ordered both sides to prepare post-trial briefs and proposed findings of fact.  The counsels will have three to four weeks to prepare those documents once the court transcript is received.  However, due to Coronavirus, the Court in Delaware is now closed indefinitely.

On December 28, 2018, the Company received a notification from the Court in Miao-Li County, Taiwan that Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion requesting that the Company return the $3 million prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and litigation fee. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the building and/or other assets belonging to the Company to recover the prepayment. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. On January 25, 2019, the Company and the Plaintiff entered into a settlement, agreeing that the Company would return the $3 million plus value-added-tax of $150 thousand and penalty of $200 thousand, and on February 1, 2019, the Plaintiff withdrawal the motion. As of February 29, 2020, the Company has paid the $3.35 million in full.

On March 11, 2019, a former employee (the “Plaintiff”) of Taiwan Bandaoti Zhaoming Co., Ltd. (“Taiwan Bandaoti”) filed a civil complaint against Taiwan Bandaoti in the Taiwan Miao-Li District Court. The Plaintiff alleged the following causes of action under the Labor Standards Act of Taiwan: (1) failure to pay the annual bonus; and (2) failure to pay transportation allowance. The Plaintiff is seeking compensation in the aggregate of approximately $9 thousand (NT$293 thousand). On May 24, 2019, Taiwan Miao-Li District Court determined on its own initiative to transfer the case to the Taiwan Hsin-Chu District Court due to a lack of jurisdiction over the action in whole or in part. On February 10, 2020, the Taiwan Hsin-Chu District made a determination in favor of the Company. As of the date of filing this report, the term of appeal expired and the determination is affirmed.

Except as described above, as of February 29 2020, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

On January 17, 2020, the Company entered into a definitive common stock purchase agreement (the “Agreement”) with XianChang Ma.  Pursuant to the terms of the Agreement, Mr. Ma purchased 150,000 shares of the Company’s common stock at $4.00 per share, representing approximately 4% of the outstanding shares of the Company at the time of purchase. The Company received the $600,000 purchase price in full and recorded it as Subscribed Stock as of February 29, 2020. As of February 29, 2020, the 150,000 shares have not been issued.

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

A total of 1,021 thousand and 521 thousand shares was reserved for issuance under the 2010 Plan, respectively, as of February 29, 2020 and February 28, 2019. As of February 29, 2020 and February 28, 2019, there were 548 thousand and 189 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In January 2020, SemiLEDs granted 136 thousand restricted stock units to its employees among which 25% will vest each year on January 10 of 2021, 2022, 2023 and 2024 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.39 per unit.

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

A summary of the stock-based compensation expense for the three and six months ended February 29, 2020 and 2019 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Cost of revenues	$6	$13	$17	$24
Research and development	5	8	11	15
Selling, general and administrative	13	26	31	51
	$24	$47	$59	$90

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Stock units and stock options to purchase common stock	—	11	—	20

9. Income Taxes

The Company’s income (loss) before income taxes for the three and six months ended February 29, 2020 and February 28, 2019 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
U.S. operations	$410	$(141)	$209	$(291)
Foreign operations	(60)	(703)	(181)	(1,536)
Income (loss) before income taxes	$350	$(844)	$28	$(1,827)

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

As of both February 29, 2020 and August 31, 2019, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2014 through 2018 remain open in most jurisdictions. With few exceptions, as of February 29, 2020, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2014. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Related Party Transactions

On December 6, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to each of J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer (together, the “Holders”), with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes.

11. Subsequent Events

The Company has analyzed its operations subsequent to February 29, 2020 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Except for the above, the Company has determined that it does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements.

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

•	Declining cash position.
•	The outcome of the pending trial verdict on our ability to retain the $500,000 partial payment of the uncompleted $1.6 million note financing as liquidated damages.
•

Our ability to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations, the difficulty of which may increase if our common stock is delisted from the NASDAQ Stock Market.

•	Our ability to regain compliance with the minimum stockholders’ equity requirement by May 25, 2020 to avoid our stock being delisted from the Nasdaq Capital Market.
•	The impact of the COVID-19 pandemic on our business and the business of our customers.
•	The inability of our suppliers or other contract manufacturers to produce products that satisfy our requirements.
•	Our ability to implement our cost reduction programs and to execute our restructuring plan effectively.
•	Our ability to improve our gross margins, reduce our net losses and restore our operations to profitability.
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

•

Adverse development in those selected markets, including the Netherlands, Taiwan, the United States and China, where our revenues are concentrated, including the impact of the COVID-19 pandemic on customer demand.

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
•

Catastrophic events such as fires, earthquakes, floods, tornados, tsunamis, typhoons, pandemics, including the COVID-19 pandemic, wars, terrorist activities and other similar events, particularly if these events occur at or near our operations, or the operations of our suppliers, contract manufacturers and customers.

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

COVID-19 Pandemic. In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.  The potential effects of COVID-19 could impact us in a number of other ways including, but not limited to, individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us. To the extent that COVID-19 continues or worsens, governments may impose additional restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts including, but not limited to, reductions to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to return to the profitability.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the six months ended February 29, 2020, sales to our three largest customers, in the aggregate, accounted for 64% and 52% of our revenues, respectively.

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

•

Cash position. Our cash and cash equivalents increased to $3.2 million as of February 29, 2020 primarily due to the combination of our proceeds from borrowing of long-term debt and the issuance of common stocks in a private placement, offset by net cash used in operating activities. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates” for more information about our liquidity plans.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On February 29, 2020, the exchange rate was 30.25 NT dollars to one U.S. dollar. On April 6, 2020, the exchange rate was 30.18 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 29, 2020 Compared to the Three Months Ended February 28, 2019

	Three Months Ended
	February 29, 2020		February 28, 2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$36	2%	$15	1%	$21	140%
LED components	808	53%	1,438	88%	(630)	(44)%
Lighting products	124	8%	141	9%	(17)	(12)%
Other revenues(1)	569	37%	36	2%	533	1,481%
Total revenues, net	1,537	100%	1,630	100%	(93)	(6)%
Cost of revenues	989	64%	1,628	100%	(639)	(39)%
Gross profit	$548	36%	$2	—%	$546	27,300%
(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 6% to $1.5 million for the three months ended February 29, 2020 from $1.6 million for the three months ended February 28, 2019. The decrease in revenues was driven primarily by a $630 thousand decrease in sales of LED components and a $17 thousand decrease in lighting products offset in part by a $533 thousand increase in other revenue and a $21 thousand increase in LED chips.

Revenues attributable to the sales of our LED chips were $36 thousand and $15 thousand, representing 2% and 1%, respectively, of our revenues for the three months ended February 29, 2020 and February 28, 2019, primarily due to varying volumes sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components represented 53% and 88% of our revenues for the three months ended February 29, 2020 and February 28, 2019, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volumes sold for the UV LED product, which we particularly focus on within the niche LED markets.

Revenues attributable to the sales of lighting products represented 8% and 9% of our revenues for the three months ended February 29, 2020 and February 28, 2019, respectively. Revenues attributable to the sales of lighting products were slightly lower for the three months ended February 29, 2020 primarily due to lower volumes sold.

Revenues attributable to other revenues represented 37% and 2% of our revenues for the three months ended February 29, 2020 and February 28, 2019, respectively. The increase in revenues attributable to other revenues was primarily due to the provision of services and the sale of raw materials.

Cost of Revenues

Our cost of revenues decreased by 39% from $1.6 million for the three months ended February 28, 2019 to $989 thousand for the three months ended February 29, 2020. The decrease in cost of revenues was primarily due to the effort of focusing on profitable products and services.

Gross Profit

Our gross profit increased from $2 thousand for the three months ended February 28, 2019 to $548 thousand for the three months ended February 29, 2020. Our gross margin percentage increased from breakeven for the three months ended February 28, 2019 to 36% for the three months ended February 29, 2020 as a consequence of the focusing on profitable products as more fully described above.

Operating Expenses

	Three Months Ended
	February 29, 2020		February 28, 2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$307	20%	$298	18%	$9	3%
Selling, general and administrative	633	41%	619	38%	14	2%
Total operating expenses	$940	61%	$917	56%	$23	3%

Research and development

Our research and development expenses were $307 thousand and $298 thousand for the three months ended February 29, 2020 and February 28, 2019, respectively. The increase was primary due to a $7 thousand increase in payroll and compensation.

Selling, general and administrative

Our selling, general and administrative expenses increased from $619 thousand for the three months ended February 28, 2019 to $633 thousand for the three months ended February 29, 2020. The increase was mainly attributable to a $33 thousand increase in Delaware Franchise tax due to a reversal of an accrual in the three months ended February 28, 2020, offset partially by decreases in insurance expenses and in payroll and stock-based compensation.

Other Income (Expenses)

	Three Months Ended
	February 29, 2020		February 28, 2019
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Gain on disposal of investment	$634	41%	$—	—%
Interest expenses, net	(100)	(7)	(36)	(2)%
Other income (expenses), net	167	11%	(126)	(8)%
Foreign currency transaction gain, net	41	3%	233	14%
Total other income (expenses), net	$742	48%	$71	4%

Gain on disposal of investment We recognized a gain of $634 thousand for the three months ended February 29, 2020. On November 27, 2019, we entered into a stock purchase agreement to sell all of the outstanding shares of our Hong Kong Subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd for $100,000 and an additional $40,000 for the transaction cost. The $140,000 was fully received in November 2019, and the transaction was approved by the authority and closed in January 2020.

Interest expenses, net The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from issuance of $2 million of convertible notes in December 2019, and our entry into an aggregate amount of $3.2 million loan of agreements in January 8, 2019, with each of our Chairman and Chief Executive Officer and our largest shareholder.

Other income (expenses), net Other income (expenses), net increase from an expense of $126 thousand for the three months ended February 28, 2019, to an income of $167 thousand for the three months ended February 29, 2020, primarily due to the settlement of the lawsuit with Epistar in the three months ended February 28, 2019.

Foreign currency transaction gain, net  We recognized a net foreign currency transaction gain of $41 thousand and $233 thousand for the three months ended February 29, 2020 and February 28, 2019, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2020 and was zero for fiscal 2019, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

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

Net Income Attributable to Noncontrolling Interests

Three Months Ended
	February 29, 2020		February 28, 2019
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$2	—%	$3	—%

We recognized net income attributable to non-controlling interests of $2 thousand and $3 thousand for the three months ended February 29, 2020 and February 28, 2019, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented both 3.29% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd, as of February 29, 2020 and February 28, 2019.

Six Months Ended February 29, 2020 Compared to the Six Months Ended February 28, 2019

	Six Months Ended
	February 29, 2020		February 28, 2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$44	1%	$84	3%	$(40)	(48)%
LED components	1,881	61%	2,117	82%	(236)	(11)%
Lighting products	202	7%	314	12%	(112)	(36)%
Other revenues(1)	973	31%	87	3%	886	1,018%
Total revenues, net	3,100	100%	2,602	100%	498	19%
Cost of revenues	2,034	66%	2,819	108%	(785)	(28)%
Gross profit (loss)	$1,066	34%	$(217)	(8)%	$1,283	(591)%
(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by 19% from $2.6 million for the six months ended February 28, 2019 to $3.1 million for the six months ended February 29, 2020. The $498 thousand increase in revenues reflects an $886 thousand increase in revenues attributable to other revenue, offset by a $40 thousand decrease in sales of LED chips, a $236 thousand decrease in sales of LED components, and a $112 thousand decrease in revenues attributable to sales of lighting products.

Revenues attributable to the sales of our LED chips represented 1% and 3% of our revenues for the six months ended February 29, 2020 and February 28, 2019, respectively. The decrease of 48% in revenues attributable to sales of LED chips was a result of a decrease in the volume of LED chips sold, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 61% and 82% of our revenues for the six months ended February 29, 2020 and February 28, 2019, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volumes sold for the UV LED product, which we particularly focus on within the niche LED markets.

Revenues attributable to the sales of lighting products represented 7% and 12% of our revenues for the six months ended February 29, 2020 and February 28, 2019, respectively. Revenues attributable to the sales of lighting products was $122 thousand lower for the six months ended February 29, 2020 primarily due to a slowdown in demand on LED luminaries compared to the six months ended February 28, 2019.

Revenues attributable to other revenues represented 31% and 3% of our revenues for the six months ended February 29, 2020 and February 28, 2019, respectively. The increase in revenues attributable to other revenues was primarily due to the provision of services and the sale of raw materials.

Cost of Revenues

Our cost of revenues decreased by 28% from $2.8 million for the six months ended February 28, 2019 to $2.0 million for the six months ended February 29, 2020. The decrease in cost of revenues was primarily due to the effort of focusing on profitable products and services.

Gross Profit (Loss)

Our gross profit increased from a loss of $217 thousand for the six months ended February 28, 2019 to a gain of $1.1 million for the six months ended February 29, 2020. Our gross margin percentage was 34% for the six months ended February 29, 2020, as compared to negative 8% for the six months ended February 28, 2019 as a consequence of the effort of focusing on profitable products as more fully described above.

Operating Expenses

	Six Months Ended
	February 29, 2020		February 28, 2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$737	24%	$632	24%	$105	17%
Selling, general and administrative	1,359	44%	1,376	53%	(17)	(1)%
Gain on disposals of long-lived assets, net	(79)	(3)%	(288)	(11)%	209	(73)%
Total operating expenses	$2,017	65%	$1,720	66%	$297	—%

Research and development

Our research and development expenses were $737 thousand and $632 thousand for the six months ended February 29, 2020 and February 28, 2019, respectively. The increase was primary due to a $107 thousand increase in materials and supplies used for our new products, offset by a decrease in payroll and compensation expense.

Selling, general and administrative

Our selling, general and administrative expenses were $1.4 million for both the six months ended February 29, 2020 and February 28, 2019. The slight decrease was mainly attributable to a decrease in payroll and in various other expenses, offset by an increase in depreciation expenses and in professional service expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $79 thousand and $288 thousand on the disposal of long-lived assets for the six months ended February 29, 2020 and February 28, 2019, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Six Months Ended
	February 29, 2020		February 28, 2019
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Gain on disposal of investment	$634	21%	$—	—%
Interest expenses, net	(178)	(5)	(41)	(2)
Other income (expenses), net	324	10%	(46)	(2)%
Foreign currency transaction gain, net	199	6%	197	8%
Total other income (expenses), net	$979	32%	$110	4%

Gain on disposal of investment We recognized a gain of $634 thousand for the six months ended February 29, 2020. On November 27, 2019, we entered into a stock purchase agreement to sell all of the outstanding shares of our Hong Kong Subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd for $100,000 and an additional $40,000 for the transaction cost. The $140,000 was fully received in November 2019, and the transaction was approved by the authority and closed in January 2020.

Interest expenses, net  The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from issuance of $2 million of convertible notes in December 2019, and our entry into an aggregate amount of $3.2 million of loan agreements in January 8, 2019, with each of our Chairman and Chief Executive Officer and our largest shareholder.

Other income (expenses), net  Other income for the six months ended February 29, 2020 primarily consist of rental income from the lease of spare space in our Hsinchu building. Other expenses for the six months ended February 28, 2019 primarily due to the settlement of a lawsuit with Epistar.

Foreign currency transaction gain, net  We recognized net foreign currency transaction gain of $199 thousand and $197 thousand for the six months ended February 29, 2020 and February 28, 2019, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2020 and was zero for fiscal 2019, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

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

Net Loss Attributable to Noncontrolling Interests

Six Months Ended
	February 29, 2020		February 28, 2019
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net loss attributable to noncontrolling interests	$(3)	—%	$(2)	—

We recognized net loss attributable to non-controlling interests of $ 3 thousand $2 thousand for the six months ended February 29, 2020 and February 28, 2019, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented both 3.29% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd., as of February 29, 2020 and February 28, 2019.

Liquidity and Capital Resources

As of February 29, 2020 and August 31, 2019, we had cash and cash equivalents of $3.2 million and $1.4 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of April 6, 2020, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $8.2 million and $6.4 million as of February 29, 2020 and August 31, 2019, respectively.

Our NT dollar denominated long-term notes, totaled $3.1 million and $3.2 million as of February 29, 2020 and August 31, 2019, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million).  The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.62% currently), and was exclusively used to repay the existing loans.  The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2% currently) and is available for operating capital. These loans are secured by a $79 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•

The first note payable requires monthly payments of principal in the amount of $21 thousand plus interest over the 8-year term of the note with final payment to occur in July 2027 and, as of February 29, 2020, our outstanding balance on this note payable was approximately $1.9 million.

•

The second note payable requires monthly payments of principal in the amount of $13 thousand plus interest over the 8-year term of the note with final payment to occur in July 2027 and, as of February, 2020, our outstanding balance on this note payable was approximately $1.2 million.

Property, plant and equipment pledged as collateral for our notes payable were both $3.7 million as of February 29, 2020 and August 31, 2019.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%.  All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015.  We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements.  As of February 29, 2020 and August 31, 2019, these loans totaled both $3.2 million. The Loans are secured by a second priority security interest on our headquarters building.

On December 6, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. As of February 29, 2020, these notes totaled $2 million, were recorded as a $39 thousand additional paid-in capital and a $1.9 million long-term liabilities.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 29, 2020	February 28, 2019
Net cash used in operating activities	$(194)	$(1,978)
Net cash used in investing activities	$(88)	$(2,554)
Net cash provided by financing activities	$2,393	$3,032

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended February 29, 2020 and February 28, 2019 were $194 thousand and 2.0 million respectively. Cash flows used in operating activities for the six months ended February 29, 2020 was $1.8 million less, primary attributable to an increase of $757 thousand in cash collected from customers and a decrease in net loss after adjustment of non-cash operating activities.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended February 29, 2020 was $88 thousand, consisting primarily of $159 thousand of purchases of machinery and equipment, offset in part by the proceeds from the sales of machinery and equipment.

Net cash used in investing activities for the six months ended February 28, 2019 was $2.6 million, consisting primarily of the return of $3 million to Epistar and $64 thousand of purchases of machinery and equipment, offset in part by $512 thousand of proceeds from the sales of machinery and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended February 29, 2020 was $2.4 million, consisting primarily of $2 million of proceeds from convertible notes, and $600 thousand of issuance of common stocks, offset in part by the repayments on long-term debt.

Net cash provided by financing activities for the six months ended February 28, 2019 was $3 million, consisting primarily of $3.2 million of proceeds from Chairman and shareholder loans, offset in part by the repayments on long-term notes.

Capital Expenditures

We had capital expenditures of $159 thousand and $64 thousand for the six months ended February 29, 2020 and February 28, 2019, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of February 29, 2020, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 29, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 29, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case. The judge’s order allowed us to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, we arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the Court’s scheduling order and to allow it to file a motion for summary judgment, and we filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court held a trial on March 2, 2020. The judge has not rendered a verdict yet and ordered both sides to prepare post-trial briefs and proposed findings of fact.  The counsels will have three to four weeks to prepare those documents once the court transcript is received.  However, due to Coronavirus, the Court in Delaware is now closed indefinitely.

On March 11, 2019, a former employee (the “Plaintiff”) of Taiwan Bandaoti Zhaoming Co., Ltd. (“Taiwan Bandaoti”) filed a civil complaint against Taiwan Bandaoti in the Taiwan Miao-Li District Court. The Plaintiff alleged the following causes of action under the Labor Standards Act of Taiwan: (1) failure to pay the annual bonus; and (2) failure to pay transportation allowance. The Plaintiff is seeking compensation in the aggregate of approximately $9 thousand (NT$293 thousand). On May 24, 2019, Taiwan Miao-Li District Court determined on its own initiative to transfer the case to the Taiwan Hsin-Chu District Court due to a lack of jurisdiction over the action in whole or in part. On February 10, 2020, the Taiwan Hsin-Chu District Court made a determination in favor of the Company. As of the date filing this report, the term of appear expired and the determination is affirmed.

Except as described above, there was no material pending legal proceedings or claims as of February 29, 2020.

Item 1A. Risk Factors

Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2019 Annual Report.

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the broader economies, financial markets and overall demand environment for our products and services.

As of the date of filing this report, we have not had to close any of our offices due to the pandemic. However, the conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our products or services, delay prospective customers’ purchasing decisions, adversely impact our ability to provide or deliver products and on-site services to our customers, delay the provisioning of our offerings, or lengthen payment terms, all of which could adversely affect our future sales, operating results and overall financial performance.

Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on our employees, partners and customers physical movement to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employees, partners or customers attendance or productivity, our results of operations and overall financial performance may be harmed.

While the potential economic impact brought by the COVID-19 may be difficult to assess or predict, the pandemic has resulted in significant disruption of global financial markets, and a recession or long-term market correction resulting from the spread of COVID-19 could materially impact the value of our common stock, impact our access to capital and affect our business in the near and long-term.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market. On November 25, 2019, we received a notice from The NASDAQ Stock Market indicating that the Company does not meet the minimum of $2,500,000 in stockholders’ equity required by Listing Rule 5550(b)(1) for continued listing.  The Company also does not meet the alternatives of market value of listed securities or net income from continuing operations. Under the listing rule, we had submitted a plan to regain compliance which is accepted by NASDAQ Stock Market. On March 11, 2020, NASDAQ granted an extension of time to regain compliance with the Rule. The terms of the extension are on or before May 25, we must show evidence of the completed sale of the subsidiaries, which closed in January 2020, and the conversion of the convertible promissory notes issued to our Chairman and largest shareholder into our common stock, and evidence as required for compliance with the Rule. If we fail to evidence compliance by May 25, 2020, Nasdaq may delist our common stock.

Even though we intend to regain and evidence compliance with the Rule, there can be no assurance that we will be able to implement our intention, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted one of the OTC Markets or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Convertible unsecured promissory notes issued December 10, 2019 to Trung Doan (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on Dec 11, 2019)

10.2	Convertible unsecured promissory notes issued December 6, 2019 to J. R. Simplot Company (incorporated by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on Dec 11, 2019).

10.3

Common stock purchase agreement between SemiLEDs Corporation and XianChang Ma dated January 17, 2020 (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 17, 2020).

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 10, 2020	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)