Form 10-Q
period 2020-05-31
SemiLEDs Corp
filed 2020-07-13
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,006,323 shares of common stock, par value $0.0000056 per share, outstanding as of July 7, 2020.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31,	August 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,476	$1,363
Restricted cash and cash equivalents	85	19
Accounts receivable (including related parties), net of allowance for doubtful accounts of $184 and $195 as of May 31, 2020 and August 31, 2019, respectively	1,452	703
Inventories	2,680	2,083
Prepaid expenses and other current assets	788	460
Total current assets	7,481	4,628
Property, plant and equipment, net	5,733	5,878
Operating lease right of use assets	237	—
Intangible assets, net	89	93
Investments in unconsolidated entities	935	894
Other assets	193	169
TOTAL ASSETS	$14,668	$11,662
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$3,240	$398
Accounts payable	748	680
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	2,950	2,342
Operating lease liabilities, current	116	—
Total current liabilities	7,554	3,920
Long-term debt, excluding current installments	4,361	5,954
Operating lease liabilities, less current portion	121	—
Total liabilities	12,036	9,874
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,006 shares and 3,594 shares issued and outstanding as of May 31, 2020 and August 31, 2019, respectively	—	—
Additional paid-in capital	177,214	175,804
Accumulated other comprehensive income	3,667	3,753
Accumulated deficit	(178,298)	(177,816)
Total SemiLEDs stockholders' equity	2,583	1,741
Noncontrolling interests	49	47
Total equity	2,632	1,788
TOTAL LIABILITIES AND EQUITY	$14,668	$11,662

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenues, net	$1,569	$1,745	$4,669	$4,347
Cost of revenues	1,153	1,405	3,187	4,224
Gross profit	416	340	1,482	123
Operating expenses:
Research and development	375	444	1,112	1,076
Selling, general and administrative	782	597	2,141	1,973
Gain on disposals of long-lived assets, net	—	—	(79)	(288)
Total operating expenses	1,157	1,041	3,174	2,761
Loss from operations	(741)	(701)	(1,692)	(2,638)
Other income (expenses):
Gain on disposal of investment	—	—	634	—
Interest expenses, net	(95)	(74)	(273)	(115)
Other income (losses), net	270	94	594	48
Foreign currency transaction (losses) gain, net	57	(177)	256	20
Total other income (expenses), net	232	(157)	1,211	(47)
Loss before income taxes	(509)	(858)	(481)	(2,685)
Income tax expense	—	—	—	—
Net loss	(509)	(858)	(481)	(2,685)
Less: Net gain (loss) attributable to noncontrolling interests	4	1	1	(1)
Net loss attributable to SemiLEDs stockholders	$(513)	$(859)	$(482)	$(2,684)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.14)	$(0.24)	$(0.13)	$(0.75)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,738	3,589	3,806	3,576

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net loss	$(509)	$(858)	$(481)	$(2,685)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	$(9)	12	(84)	(1)
Comprehensive loss	$(518)	$(846)	$(565)	$(2,686)
Comprehensive loss attributable to noncontrolling interests	$4	$(1)	$3	$(3)
Comprehensive loss attributable to SemiLEDs stockholders	$(522)	$(845)	$(568)	$(2,683)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

					Accumulated		Total
				Additional	Other		SemiLEDs	Non-
	Common Stock		Subscribed	Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Stock	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2018	3,559	$—	$—	$175,527	$3,727	$(174,251)	$5,003	$—	$5,003
Issuance of common stock under equity incentive plans	1		—	—	—	—	—	—	—
Stock-based compensation	—	—	—	43	—	—	43	—	43
Common stock issued by SBDI*			—	128	—	—	128	48	176
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	—	5	—	5	(1)	4
Net loss	—	—	—	—	—	(978)	(978)	(5)	(983)
BALANCE—November 30, 2018	3,560	—	—	175,698	3,732	(175,229)	4,201	42	4,243
Issuance of common stock under equity incentive plans	29	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	47	—	—	47	—	47
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	—	(18)	—	(18)	1	(17)
Net loss	—	—	—	—	—	(847)	(847)	3	(844)
BALANCE—February 28, 2019	3,589	—	—	175,745	3,714	(176,076)	3,383	46	3,429
Stock-based compensation	—	—	—	27		—	27	—	27
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	—	14	—	14	(2)	12
Net loss	—	—	—	—	—	(859)	(859)	1	(858)
BALANCE—May 31, 2019	3,589	$—	$—	$175,772	$3,728	$(176,935)	$2,565	$45	$2,610

					Accumulated		Total
				Additional	Other		SemiLEDs	Non-
	Common Stock		Subscribed	Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Stock	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2019	3,594	$—	$—	$175,804	$3,753	$(177,816)	$1,741	$47	$1,788
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	35	—	—	35	—	35
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	—	(24)	—	(24)	1	(23)
Net loss	—	—	—	—	—	(317)	(317)	(5)	(322)
BALANCE—November 30, 2019	3,595	—	—	175,839	3,729	(178,133)	1,435	43	1,478
Issuance of common stock under equity incentive plans	28	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	24	—	—	24	—	24
Issuance of common stock for private placement	—	—	600	—	—	—	600	—	600
Issuance of convertible notes	—	—	—	39	—	—	39	—	39
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	—	(53)	—	(53)	1	(52)
Net loss	—	—	—	—	—	348	348	2	350
BALANCE—February 29, 2020	3,623	—	600	175,902	3,676	(177,785)	2,393	46	2,439
Stock-based compensation	—	—	—	21	—	—	21	—	21
Issuance of common stock for private placement	183	—	(600)	700	—	—	100	—	100
Conversion of notes into common stocks	200	—	—	592	—	—	592	—	592
Change ownership in SBDI*				(1)	—	—	(1)	(1)	(2)
Comprehensive loss:
Other comprehensive loss	—	—	—	—	(9)	—	(9)	—	(9)
Net loss	—	—	—	—	—	(513)	(513)	4	(509)
BALANCE—May 31, 2020	4,006	$—	$-	$177,214	$3,667	$(178,298)	$2,583	$49	$2,632

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended
	May 31, 2020	May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(481)	$(2,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	827
Stock-based compensation expense	80	117
Provisions for inventory write-downs	571	560
Gain on disposals of long-lived assets, net	(79)	(288)
Gain on disposals of investments	(634)	—
Changes in :
Accounts receivable, net	(131)	(292)
Inventories	(1,084)	(724)
Prepaid expenses and other	95	(121)
Accounts payable	60	(183)
Accrued expenses and other current liabilities	194	(85)
Net cash used in operating activities	(786)	(2,874)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(226)	(73)
Proceeds from sales of property, plant and equipment	79	505
Return the received-in-advance	—	(3,000)
Payments for development of intangible assets	(14)	(3)
Net cash used in investing activities	(161)	(2,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,000	3,200
Repayments of long-term debt	(279)	(248)
Issuance of common stock for private placement	700	—
Acquisition of noncontrolling interests	(2)	(1)
Net cash provided by financing activities	2,419	2,951
Changes in cash balance included in deconsolidated subsidiaries	(61)	—
Effect of exchange rate changes on cash and cash equivalents	(228)	133
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,183	(2,361)
CASH AND CASH EQUIVALENTS—Beginning of period	1,471	3,421
CASH AND CASH EQUIVALENTS—End of period	$2,654	$1,060
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$34	$34

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

As of May 31, 2020, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based. On November 27, 2019, SemiLEDs entered into a stock purchase agreement (the “Agreement”) with XianChang Ma  (the “Purchaser”) pursuant to which the Purchaser agreed to purchase all of the outstanding shares of the Company’s Hong Kong subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd. for $100,000 and an additional $40,000 for the transaction costs.  The Purchaser paid $140,000 to the Company, and the transaction was completed in January 2020. The Purchaser also subscribed approximately 4% of the Company’s outstanding common shares on January 17, 2020 (see Note 6).

SemiLEDs’ common stock began trading on the NASDAQ Global Select Market under the symbol “LEDS”.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2020, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2020 and 2019, the statement of changes in equity for the three and nine months ended May 31, 2020 and 2019, and the statements of cash flows for the nine months ended May 31, 2020 and 2019. The results for the three or nine months ended May 31, 2020 are not necessarily indicative of the results to be expected for the year ending August 31, 2020.

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

The Company suffered losses from operations of $3.7 million and $3.7 million, and net cash used in operating activities of $3.5 million and $1.2 million for the years ended August 31, 2019 and 2018, respectively. Gross profit on product sales was $452 thousand for the year ended August 31, 2019, and gross loss was $435 thousand for the year ended August 31, 2018. Loss from operations for the three and nine months ended May 31, 2020 were $741 thousand and $1.7 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2020 was $786 thousand.  These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, on May 31, 2020, the Company’s cash and cash equivalents increased to $2.5 million, mainly due to the issuance of convertible notes. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of May 31, 2020 and August 31, 2019, the Company’s restricted cash equivalents at current portion amounted $85 thousand and $19 thousand, respectively. As of May 31, 2020 and August 31, 2019, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $93 thousand and $89 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2020 and August 31, 2019, cash and cash equivalents of the Company consisted of the following (in thousands):

	May 31,	August 31,
Cash and Cash Equivalents by Location	2020	2019
United States;
Denominated in U.S. dollars	$496	$52
Taiwan;
Denominated in U.S. dollars	1,701	447
Denominated in New Taiwan dollars	137	730
Denominated in other currencies	142	77
China (including Hong Kong);
Denominated in U.S. dollars	—	—
Denominated in Renminbi	—	49
Denominated in H.K. dollars	—	8
Total cash and cash equivalents	$2,476	$1,363

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

Net revenues generated from sales to the top ten customers represented 89% and 83 % of the Company’s total net revenues for the three and nine months ended May 31, 2020, respectively, and 80% and 73% of the Company’s net revenues for the three and nine months ended May 31, 2019, respectively.

The Company’s revenues have been concentrated in a few select markets, including the Netherlands, Ireland, Taiwan, Japan, German, the United States, and India. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 89% and 90% of the Company’s net revenues for the three and nine months ended May 31, 2020, respectively, and 86% and 88 % of the Company’s net revenues for the three and nine months ended May 31, 2019, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 to 12,501,715. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, noncontrolling interest in SBDI was increased from zero to 3.31%. In December 2018 and in March 2020, Taiwan SemiLEDs purchased 3,000 and 5,000 common shares of SBDI from non-controlling interests, respectively. As of May 31, 2020, noncontrolling interest in SBDI was down to 3.25%.

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

In December 2019, the FASB issued ASU No. 2019-12, simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2020 and August 31, 2019 consisted of the following (in thousands):

	May 31,	August 31,
	2020	2019
Raw materials	$536	$479
Work in process	993	728
Finished goods	1,151	876
Total	$2,680	$2,083

Inventory write-downs to estimated net realizable values were $251 thousand and $571 thousand for the three and nine months ended May 31, 2020, respectively, and $248 thousand and $560 thousand for the three and nine months ended May 31, 2019, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2020 and August 31, 2019 consisted of the following (in thousands):

	May 31,	August 31,
	2020	2019
Buildings and improvements	$13,855	$13,238
Machinery and equipment	39,798	37,988
Leasehold improvements	163	156
Other equipment	2,342	2,250
Construction in progress	2	61
Total property, plant and equipment	56,160	53,693
Less: Accumulated depreciation and amortization	(50,427)	(47,815)
Property, plant and equipment, net	$5,733	$5,878

Intangible Assets

Intangible assets as of May 31, 2020 and August 31, 2019 consisted of the following (in thousands):

	May 31, 2020
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$541	$452	$89
Acquired technology	5	339	339	—
Total		$880	$791	$89

	August 31, 2019
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$542	$449	$93
Acquired technology	5	484	484	—
Total		$1,026	$933	$93

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2020 and August 31, 2019 consisted of the following (in thousands, except percentages):

	May 31, 2020		August 31, 2019
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	$935	Various	$894
Total investments in unconsolidated entities		$935		$894

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancelable and noncancelable and which expire at various dates between December 2020 and December 2029. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases were $39 thousand and $115 thousand for three months and nine months ended May 31, 2020.

Balance sheet information related to the Company’s leases is presented below:

May 31, 2020
Assets
Operating lease right of use assets	$237
Liabilities
Operating lease liabilities, current portion	$116
Operating lease liabilities, less current portion	121
Total	$237

The following provides details of the Company’s lease expenses:

Nine Months Ended
May 31, 2020
Operating lease expenses, net	$115

Other information related to leases is presented below:

Nine Months Ended
May 31, 2020
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$115
Weighted Average Remaining Lease Term:
Operating leases	2.59 years
Weighted Average Discount Rate
Operating leases	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of May 31, 2020 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2020	$39
2021	98
2022	30
2023	11
2024	11
Thereafter	58
Total future minimum lease payments, undiscounted	247
Less: Imputed interest	10
Present value of future minimum lease payments	$237

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $83 thousand and $158 thousand as of May 31, 2020 and August 31, 2019, respectively.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case. The judge’s order allowed the Company to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, the Company arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the

Court’s scheduling order and to allow it to file a motion for summary judgment, and the Company filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court held a trial on March 2, 2020. After the trial, judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before end of April 2020.  On April 30, 2020, both sides submitted post-trail briefs and proposed findings of fact, and as of today, the judge has not rendered a verdict on this case.

On December 28, 2018, the Company received a notification from the Court in Miao-Li County, Taiwan that Epistar Corporation (the successor to Formosa Epitaxy Incorporation, the “Plaintiff”) filed a motion requesting that the Company return the $3 million prepayment plus value-added-tax for the headquarters building sale and pay interest during this period and litigation fee. The Plaintiff also petitioned the Court to do a provisional execution upon the Company, which would permit the Plaintiff to sell the building and/or other assets belonging to the Company to recover the prepayment. On January 4, 2019, the Company filed a statement of defense arguing that the Plaintiff’s action and motion for provisional execution should be dismissed and the litigation fees should be borne by the Plaintiff. On January 25, 2019, the Company and the Plaintiff entered into a settlement, agreeing that the Company would return the $3 million plus value-added-tax of $150 thousand and penalty of $200 thousand, and on February 1, 2019, the Plaintiff withdrew the motion. As of May 31, 2020, the Company has paid the $3.35 million in full.

On March 11, 2019, a former employee (the “Plaintiff”) of Taiwan Bandaoti Zhaoming Co., Ltd. (“Taiwan Bandaoti”) filed a civil complaint against Taiwan Bandaoti in the Taiwan Miao-Li District Court. The Plaintiff alleged the following causes of action under the Labor Standards Act of Taiwan: (1) failure to pay the annual bonus; and (2) failure to pay transportation allowance. The Plaintiff is seeking compensation in the aggregate of approximately $9 thousand (NT$293 thousand). On May 24, 2019, Taiwan Miao-Li District Court determined on its own initiative to transfer the case to the Taiwan Hsin-Chu District Court due to a lack of jurisdiction over the action in whole or in part. On February 10, 2020, the Taiwan Hsin-Chu District made a determination in favor of the Company. As of May 31, 2020, the term of appeal expired and the determination is affirmed.

Except as described above, as of May 31 2020, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

On January 17, 2020, the Company entered into a definitive common stock purchase agreement with XianChang Ma.  Pursuant to the terms of the Agreement, Mr. Ma purchased 150,000 shares of the Company’s common stock at $4.00 per share, representing approximately 4% of the outstanding shares of the Company at the time of purchase. The Company received the $600,000 purchase price in full on January 17, 2020.

On May 25, 2020, the Company entered into a definitive common stock purchase agreement (the “Agreement”) with FengShuang Zhu.  Pursuant to the terms of the Agreement, Mr. Zhu purchased 33,333 shares of the Company’s common stock at $3.00 per share for an aggregate purchase price of $100,000. The Company received the $100,000 purchase price in full on May 25. 2020.

On May 25, 2020, J.R. Simplot Company, the largest shareholder of the Company, and Trung Doan, the Chairman and Chief Executive Officer of the Company, each converted $300,000 of convertible unsecured promissory notes (the “Notes”) into 100,000 shares of the Company’s common stock.

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

A total of 1,021 thousand and 521 thousand shares was reserved for issuance under the 2010 Plan, respectively, as of May 31, 2020 and 2019. As of May 31, 2020 and 2019, there were 548 thousand and 191 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In January 2020, SemiLEDs granted 136 thousand restricted stock units to its employees, which vest 25% each year on January 10 of 2021, 2022, 2023 and 2024 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.39 per unit.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Cost of revenues	$5	$10	$22	$34
Research and development	5	6	16	21
Selling, general and administrative	11	11	42	62
	$21	$27	$80	$117

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Stock units and stock options to purchase common stock	—	7	157	13

9. Income Taxes

The Company’s income (loss) before income taxes for the three and nine months ended May 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
U.S. operations	$(324)	$(86)	$(115)	$(377)
Foreign operations	(185)	(772)	(366)	(2,308)
Loss before income taxes	$(509)	$(858)	$(481)	$(2,685)

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

As of both May 31 2020 and August 31, 2019, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2014 through 2018 remain open in most jurisdictions. With few exceptions, as of May 31, 2020, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2014. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Related Party Transactions

On December 6, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to each of J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer (together, the “Holders”), with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the  Notes into 100,000 shares of the Company’s common stock.

10. Subsequent Events

The Company has analyzed its operations subsequent to May 31, 2020 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

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
•

The ability to retain the $500,000 partial payment of the uncompleted $1.6 million note financing as liquidated damages and the ability to pay a judgment should the court determine that we must repay some or all of the prepayment.

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

•	Loss of customers.
•	Failure of our strategy of marketing and selling our products in jurisdictions with limited intellectual property enforcement regimes.
•	Lack of marketing and distribution success by our third-party distributors.
•	Our customers’ ability to produce and sell products incorporating our LED products.
•	Our failure to adequately prevent disclosure of trade secrets and other proprietary information.
•	Ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting.
•	Our ability to profit from existing and future joint ventures, investments, acquisitions and other strategic alliances.
•	Impairment of long-lived assets or investments.
•	Undetected defects in our products that harm our sales and reputation and adversely affect our manufacturing yields.
•	The availability of adequate and timely supply of electricity and water for our manufacturing facilities.
•	Our ability to comply with existing and future environmental laws and the cost of such compliance.
•	The ability of SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, to make dividends and other payments to SemiLEDs Corporation.
•	Our ability to obtain necessary regulatory approvals to make further investments in Taiwan SemiLEDs.
•	Our ability to maintain the minimum stockholders’ equity required to remain in compliance with the Nasdaq continued listing requirements necessary to avert delisting of our common stock.
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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

COVID-19 Pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs. Our work places are operating under enhanced measures to ensure the health and safety of our employees, including limiting the visitors coming into our work place and using videoconferencing for meetings when possible. Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic have adversely affected our customers’ ability or willingness to purchase our products or services, delayed prospective customers’ purchasing decisions, adversely impacted our ability to provide or deliver products and on-site services to our customers, delayed the provisioning of our offerings, or lengthened payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on our employees, partners and customers physical movement to limit the spread of COVID-19. Also, some of our suppliers located in China are unable to produce as before, as a result, we have to find substitutes of some raw-materials or new suppliers in Taiwan or other place with higher price, and in the worst case we have had to postpone promised deliver dates. Several customers postponed or cancelled their order because of the delay. To avoid cash shortage due to the pandemic, we applied and received subsidies from the Taiwan government with a promise to not lay off employees or take any actions which could influence employees’ welfare, such as reducing employees’ compensation and salaries or forcing employees to take working days off without pay, until the end of a month when the last installment of subsidy is wired. Our bank also granted us a deferment period for twelve months starting from May 2020. During this period, we do not need to pay the monthly payments of the principal but only the interest. However, given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments which could have a material adverse effect on our financial position and results of operations.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the nine months ended May 31, 2020, sales to our three largest customers, in the aggregate, accounted for 61% and 59% of our revenues, respectively.

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

•

Cash position.  Our cash and cash equivalents increased to $2.5 million as of May 31, 2020 primarily due to the combination of our proceeds from borrowing of long-term debt and the issuance of common stock in a private placement, offset by net cash used in operating activities. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Except as described above, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the nine months ended May 31, 2020 as compared to those disclosed in our 2019 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On May 31, 2020, the exchange rate was 30.02 NT dollars to one U.S. dollar. On July 7, 2020, the exchange rate was 29.55 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2020 Compared to the Three Months Ended May 31, 2019

	Three Months Ended
	May 31, 2020		May 31, 2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$11	1%	$7	—%	$4	57%
LED components	929	59%	1,275	73%	(346)	(27)%
Lighting products	153	10%	152	9%	1	1%
Other revenues(1)	476	30%	311	18%	165	53%
Total revenues, net	1,569	100%	1,745	100%	(176)	(10)%
Cost of revenues	1,153	73%	1,405	81%	(252)	(18)%
Gross profit	$416	27%	$340	19%	$76	22%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 10% to $1.6 million for the three months ended May 31, 2020 from $1.7 million for the three months ended May 31, 2019. The $176 thousand decrease in revenues reflects a $346 thousand decrease in revenues attributable to sales of LED components, offset partially by a $165 thousand increase in other revenues.

Revenues attributable to the sales of our LED chips were $11 thousand and $7 thousand, respectively, of our revenues for the three months ended May 31, 2020 and 2019, primarily due to lower volume sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components represented 59% and 73% of our revenues for the three months ended May 31, 2020 and 2019, respectively. The decrease in revenues attributable to sales of LED components was primarily due to the declining demand, offset in part by a higher average selling price for the UV LED product, which we particularly focus on within the niche LED markets.

Revenues attributable to the sales of lighting products represented 10% and 9% of our revenues for the three months ended May 31, 2020 and 2019, respectively. Revenues attributable to the sales of lighting products were slightly higher for the three months ended May 31, 2020 primarily due to higher volumes sold.

Revenues attributable to other revenues represented 30% and 18% of our revenues for the three months ended May 31, 2020 and 2019, respectively. The $165 thousand increase in other revenues reflects an $88 thousand increase in the sale of raw materials, and a $77 thousand increase in the provision of services.

Cost of Revenues

Our cost of revenues decreased by 18% from $1.4 million for the three months ended May 31, 2019 to $1.2 million for the three months ended May 31, 2020. The decrease in cost of revenues was primarily due to the effort of focusing on profitable products and services.

Gross Profit

Our gross profit increased from $340 thousand for the three months ended May 31, 2019 to $416 thousand for the three months ended May 31, 2020. Our gross margin percentage increased from 19% to 27% for the three months ended May 31, 2020 as a consequence of the focusing on profitable products as more fully described above.

Operating Expenses

	Three Months Ended
	May 31, 2020		May 31, 2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$375	24%	$444	26%	$(69)	(16)%
Selling, general and administrative	782	50%	597	34%	185	31%
Total operating expenses	$1,157	74%	$1,041	60%	$116	11%

Research and development  Our research and development expenses were $375 thousand and $444 thousand for the three months ended May 31, 2020 and 2019, respectively. The decrease was primary due to a $79 thousand decrease in materials and supplies used for our new products, offset partially by increases in depreciation and amortization expense and various other expenses.

Selling, general and administrative  Our selling, general and administrative expenses increased from $597 thousand for the three months ended May 31, 2019 to $782 thousand for the three months ended May 31, 2020. The increase was mainly attributable to a $210 thousand increase in professional services fee and a $50 thousand increase in insurance fees, offset partially by a decrease in payroll and stock based compensation.

Other Income (Expenses)

	Three Months Ended
	May 31, 2020		May 31, 2019
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(95)	(6)%	$(74)	(4)%
Other income, net	270	17%	94	5%
Foreign currency transaction gain (loss), net	57	4%	(177)	(10)%
Total other income (expenses), net	$232	15%	$(157)	(9)%

Interest expenses, net The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from issuance of $2 million of convertible notes in December 2019.

Other income, net Other income, net increase from $94 thousand for the three months ended May 31, 2019 to $270 thousand for the three months ended May 31, 2020, primarily due to a financial subsidy from the Taiwan government for the economic impact resulting from the COVID-19 pandemic.

Foreign currency transaction loss, net  We recognized a net foreign currency transaction gain of $57 thousand and a loss of $177 thousand for the three months ended May 31, 2020 and 2019, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables.

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

Net Gain Attributable to Noncontrolling Interests

Three Months Ended
	May 31, 2020		May 31, 2019
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net gain attributable to noncontrolling interests	$4	—%	$1	—%

We recognized net gain attributable to non-controlling interests of $4 thousand and $1 thousand for the three months ended May 31, 2020 and 2019, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. As of May 31, 2020 and 2019, non-controlling interests represented 3.25% and 3.29% equity interest, respectively, in Taiwan Bandaoti Zhaoming CO., Ltd.

Nine months Ended May 31, 2020 Compared to the Nine months Ended May 31, 2019

	Nine Months Ended
	May 31, 2020		May 31, 2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$55	1%	$91	2%	$(36)	(40)%
LED components	2,810	60%	3,392	78%	(582)	(17)%
Lighting products	355	8%	466	11%	(111)	(24)%
Other revenues(1)	1,449	31%	398	9%	1,051	264%
Total revenues, net	4,669	100%	4,347	100%	322	7%
Cost of revenues	3,187	68%	4,224	97%	(1,037)	(25)%
Gross profit	$1,482	32%	$123	3%	$1,359	1,105%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by 7% from $4.3 million for the nine months ended May 31, 2019 to $4.7 million for the nine months ended May 31, 2020. The $322 thousand increase in revenues reflects a $1.1 million increase in revenues attributable to other revenues, offset partially by a $36 thousand decrease in revenues attributable to sales of LED chips, a $582 thousand decrease in sales of LED components, and a $111 thousand decrease in revenues attributable to sales of lighting products.

Revenues attributable to the sales of our LED chips represented 1% and 2% of our revenues for the nine months ended May 31, 2020 and 2019, respectively. The decrease of 40% in revenues attributable to sales of LED chips was a result of a decrease in the volume of LED chips sold, offset slightly by a higher average selling price, primarily due to our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 60% and 78% of our revenues for the nine months ended May 31, 2020 and 2019, respectively. The decrease in revenues attributable to sales of LED components was primarily due to lower volumes sold for the UV LED product, which we particularly focus on within the niche LED markets.

Revenues attributable to the sales of lighting products represented 8% and 11% of our revenues for the nine months ended May 31, 2020 and 2019, respectively. Revenues attributable to the sales of lighting products was $111 thousand lower for the nine months ended May 31, 2020 primarily due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products compared to the nine months ended May 31, 2019.

Revenues attributable to other revenues represented 31% and 9% of our revenues for the nine months ended May 31, 2020 and 2019, respectively. The increase in revenues attributable to other revenues was primarily due to the provision of services and the sale of raw materials.

Cost of Revenues

Our cost of revenues decreased by 25% from $4.2 million for the nine months ended May 31, 2019 to $3.2 million for the nine months ended May 31, 2020. The decrease in cost of revenues was primarily due to the effort of focusing on profitable products and services.

Gross Profit

Our gross profit increased from $123 thousand for the nine months ended May 31, 2019 to a gross profit of $1.5 million for the nine months ended May 31, 2020. Our gross margin percentage was 32% for the nine months ended May 31, 2020, as compared to 3% for the nine months ended May 31, 2019 as a consequence of the effort of focusing on profitable products as more fully described above

Operating Expenses

	Nine Months Ended
	May 31, 2020		May 31, 2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,112	24%	$1,076	25%	$36	3%
Selling, general and administrative	2,141	46%	1,973	45%	168	9%
Gain on disposals of long-lived assets, net	(79)	(2)%	(288)	(7)%	209	(73)%
Total operating expenses	$3,174	67%	$2,761	63%	$413	—%

Research and development  Our research and development expenses were $1.1 million and $1.1 million for the nine months ended May 31, 2020 and 2019, respectively. The increase was primary due to a $37 thousand increase in materials and supplies used for our new products and a $9 thousand in depreciation and amortization expense, offset partially by decreases in payroll and compensation.

Selling, general and administrative  Our selling, general and administrative expenses increased from $2.0 million for the nine months ended May 31, 2019 to $2.1 million for the nine months ended May 31, 2020. The increase was mainly attributable to a $244 thousand increase in professional service fees, offset partially by decreases in payroll and stock based compensation and in various expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $79 thousand and $288 thousand on the disposal of long-lived assets for the nine months ended May 31, 2020 and 2019, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Nine Months Ended
	May 31, 2020		May 31, 2019
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Gain on disposal of investment	$634	14%	$—	—%
Interest expenses, net	(273)	(5)%	(115)	(2)%
Other income, net	594	13%	48	1%
Foreign currency transaction gain, net	256	5%	20	—%
Total other income (expenses), net	$1,211	26%	$(47)	(1)%

Gain on disposal of investment We recognized a gain of $634 thousand for the nine months ended May 31, 2020. On November 27, 2019, we entered into a stock purchase agreement to sell all of the outstanding shares of our Hong Kong Subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd for $100,000 and an additional $40,000 for the transaction cost. The $140,000 was fully received in November 2019, and the transaction was approved by the authority and closed in January 2020.

Interest expenses, net  The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from issuance of $2 million of convertible notes in December 2019, and our entry into an aggregate amount of $3.2 million loan of agreements in January 8, 2019, with each of our Chairman and Chief Executive Officer and our largest shareholder.

Other income, net  Other income for the nine months ended May 31, 2020 primarily consists of government subsidy for the COVID-19 pandemic impact and rental income from the lease of spare space in our Hsinchu building.  Other expenses for the nine months ended May 31, 2019 consists primarily of rental income from the lease of spare space in our Hsinchu building, net of related depreciation charge, and offset by the settlement of a lawsuit with Epistar.

Foreign currency transaction gain, net  We recognized net foreign currency transaction gain of $256 thousand and $20 thousand for the nine months ended May 31, 2020 and 2019, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

Net Loss Attributable to Noncontrolling Interests

Nine Months Ended
	May 31, 2020		May 31, 2019
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net gain (loss) attributable to noncontrolling interests	$1	—%	$(1)	—

We recognized net gain attributable to non-controlling interests of $1 thousand and net loss of $1 thousand for the nine months ended May 31, 2020 and 2019, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. As of May 31, 2020 and 2019, non-controlling interests represented 3.25% and 3.29% equity interest, respectively, in Taiwan Bandaoti Zhaoming CO., Ltd.

Liquidity and Capital Resources

As of May 31, 2020 and August 31, 2019, we had cash and cash equivalents of $2.5 million and $1.4 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of July 7, 2020, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $7.6 million and $6.4 million as of May 31, 2020 and August 31, 2019, respectively.

Our NT dollar denominated long-term notes, totaled $3.0 million and $3.2 million as of May 31, 2020 and August 31, 2019, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million).  The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.465% currently), and was exclusively used to repay the existing loans.  The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 1.845% currently) and is available for operating capital. These loans are secured by an $83 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building. Due to the impact of the COVID-19 pandemic, the bank agreed to give us a deferment period for twelve months starting from May 2020. During this period, we don’t need to pay the monthly payments of the principal but only the interest.

•

Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2020, our outstanding balance on this note payable was approximately $1.9 million.

•

Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2020, our outstanding balance on this note payable was approximately $1.1 million.

Property, plant and equipment pledged as collateral for our notes payable were $3.6 million and $3.7 million as of May 31, 2020 and August 31, 2019, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%.  All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015.  We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements.  As of May 31, 2020 and August 31, 2019, these loans totaled $3.2 million. The loans are secured by a second priority security interest on our headquarters building.

On December 6, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our Common stock. As of May 31, 2020, the principal of these notes totaled $1.4 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended
	May 31, 2020	May 31, 2019
Net cash used in operating activities	$(786)	$(2,874)
Net cash used in investing activities	$(161)	$(2,571)
Net cash provided by financing activities	$2,419	$2,951

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2020 was $786 thousand while net cash used in operating activities for the nine months ended May 31, 2019 was $2.9 million. Cash flows used in operating activities for the nine months ended May 31, 2020 was $2.1 million less, primary attributable to a decrease in net loss.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2020 was $161 thousand, consisting primarily of $226 thousand of the purchases of machinery and equipment and $14 thousand of payments for development of intangible assets, offset in part by proceeds from sales of machinery and equipment.

Net cash used in investing activities for the nine months ended May 31, 2019 was $2.6 million, consisting primarily of the return of $3 million to Epistar and $73 thousand of purchases of machinery and equipment, offset in part by $505 thousand of proceeds from sales of machinery and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended May 31, 2020 was $2.4 million, consisting primarily of $2 million of proceeds from convertible notes, and $700 thousand of issuance of common stocks, offset in part by the repayments on long-term debt.

Net cash provided by financing activities for the nine months ended May 31, 2019 was $3.0 million, consisting primarily of $3.2 million of proceeds from Chairman and shareholder loans, offset in part by the repayments on long-term notes.

Capital Expenditures

We had capital expenditures of $226 thousand and $73 thousand for the nine months ended May 31, 2020 and 2019, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of May 31, 2020, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case. The judge’s order allowed us to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, we arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the Court’s scheduling order and to allow it to file a motion for summary judgment, and we filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court held a trial on March 2, 2020. After the trial, judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before end of April, 2020.  On April 30, 2020, both sides submitted post-trail briefs and proposed findings of fact, and as of today, the judge has not rendered a verdict on this case.

On March 11, 2019, a former employee (the “Plaintiff”) of Taiwan Bandaoti Zhaoming Co., Ltd. (“Taiwan Bandaoti”) filed a civil complaint against Taiwan Bandaoti in the Taiwan Miao-Li District Court. The Plaintiff alleged the following causes of action under the Labor Standards Act of Taiwan: (1) failure to pay the annual bonus; and (2) failure to pay transportation allowance. The Plaintiff is seeking compensation in the aggregate of approximately $9 thousand (NT$293 thousand). On May 24, 2019, Taiwan Miao-Li District Court determined on its own initiative to transfer the case to the Taiwan Hsin-Chu District Court due to a lack of jurisdiction over the action in whole or in part. On February 10, 2020, the Taiwan Hsin-Chu District Court made a determination in favor of the Company. As of the date filing this report, the term of appeal expired and the determination is affirmed.

Except as described above, there was no material pending legal proceedings or claims as of May 31, 2020.

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

The novel coronavirus disease 2019 (“COVID-19”) pandemic and related restrictions have resulted in a widespread health crisis that have adversely affected businesses, economies and financial markets worldwide, and have caused significant volatility in U.S. and international debt and equity markets.

As of the date of filing this report, we have not had to close any of our offices due to the pandemic. However, our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic has adversely affected our customers’ ability or willingness to purchase our products or services, delay prospective customers’ purchasing decisions, adversely impact our ability to provide or deliver products and on-site services to our customers, delay the provisioning of our offerings, or lengthen payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on our employees, partners and customers physical movement to limit the spread of COVID-19.

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

In December 2010, our common stock was initially approved for listing on the NASDAQ Global Select Market but was transferred to the NASDAQ Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of NASDAQ for inclusion in the NASDAQ Capital Market. On November 25, 2019, we received a notice from The NASDAQ Stock Market indicating that we did not meet the minimum of $2,500,000 in stockholders’ equity required by Listing Rule 5550(b)(1) for continued listing.  We also did not meet the alternatives of market value of listed securities or net income from continuing operations. On May 27, 2020, NASDAQ determined, based on 8-K we filed on the same day, that we comply with the Listing Rule 5550(b)(1).

Even though our stockholders’ equity exceeded the minimum of $2,500,000 as of May 31, 2020, there can be no assurance that we will maintain compliance with the continued listing requirements if we continue to incur losses or that our common stock will not be delisted from NASDAQ in the future. If our common stock is delisted by NASDAQ, we expect prices for our common stock to be quoted one of the OTC Markets or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 25, 2020, the Company entered into a definitive common stock purchase agreement (the “Agreement”) with FengShuang Zhu.  Pursuant to the terms of the Agreement, Mr. Zhu purchased 33,333 shares of the Company’s common stock at $3.00 per share for an aggregate purchase price of $100,000. The shares were issued in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”).

On May 25, 2020, J.R. Simplot Company, the largest shareholder of the Company, and Trung Doan, the Chairman and Chief Executive Officer of the Company, each converted $300,000 of convertible unsecured promissory notes into 100,000 shares of the Company’s common stock.  The shares were exempt from registration in reliance on Section 3(a)(9) of the Securities Act.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 13, 2020	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)