Form 10-K
period 2020-08-31
SemiLEDs Corp
filed 2020-11-17
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non‑affiliates of the registrant as of February 28, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Capital Market on such date, was approximately $4.9 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of November 13, 2020: 4,011,323.

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

Item 1. Business

Company Overview

We develop, manufacture and sell light emitting diode (LED) chips and LED components, LED modules and systems. Our products are used for general lighting and specialty industrial applications, including ultraviolet, or UV, curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, germicidal and viricidal devices LED lighting for horticulture applications, architectural lighting and entertainment lighting.

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

To differentiate ourselves from other LED package manufacturers, we are putting more resources towards module and system design. Along with our technical know-how in the chip and package sectors, we are able to further integrate electrical, thermal and mechanical manufacturing resources to provide customers with one-stop system services. Services include design, prototyping, OEM and ODM. Key markets that we set to target at the system end include different types of UV LED industrial printers, aquarium lighting, medical applications, niche imaging light engines, horticultural lighting and high standard commercial lighting. Recently, we introduced multi-pixel Mini-LED package (16 RGB pixels in one package) for fine pitch Mini-LED display market. In 2019, we expanded our UVC portfolio for disinfection markets.

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

Lighting Products

We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting product customers are primarily ODMs of lighting products and the end-users of lighting devices. Revenues from sales of our lighting products represented 9% and 11% of our revenues for the years ended August 31, 2020 and 2019, respectively.

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

Starting in 2020, we have plans to approach B2C markets by launching our first consumer handheld UVCLED sterilization device. We plan to launch more UVCLED consumer devices in the next years.

Customers

We package our LED chips into LED components, which we sell to distributors and end-customers in selected markets. In addition, we sell a portion of our LED chips products to packaging customers and LED chip distributors. Sales to distributors represented 2% and 1% of our revenues for the years ended August 31, 2020 and 2019, respectively.

We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2020 and 2019, our top ten customers collectively accounted for 83% and 73%, respectively, of our revenues. Some of our largest customers and what we produce, or have produced, for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2020 and 2019, sales to our three largest customers, in the aggregate, accounted for 61% and 45% of our revenues, respectively. For the year ended August 31, 2020, sales to Revlon, Inc. and INDEL Distribution BV accounted for 30% and 17% of our total revenues, respectively. For the year ended August 31, 2019, sales to Revlon, Inc. and Oreon Holding B.V. accounted for 18% and 16% of our total revenues, respectively.

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

As of August 31, 2020, we had 122 patents issued and nine patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2020, we also had 124 patents issued and two patents pending before patent and trademark offices outside the United States. Of these 246 issued patents, 96 expire between 2021 and 2025, 100 expire between 2026and 2030, 50 expire between 2031 and 2037, and none expire after 2037. Sixty-two of our issued patents are design patents and one of our pending patents is a design patent. We believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to “SemiLEDs” in the United States and China, and “MvpLED” in China.

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

Employees

Talent is the catalyst for our success. We are fortunate to have great talent and outstanding employees. As we approach a big turning point in the development of our company, employee retention and motivation is a critical issue in 2020. To retain talented people who share our goals and interests, we work hard to foster a dynamic and enjoyable work environment. For many of our employees, participating in a challenging and enjoyable working environment full of opportunities to learn new skills is even more important than monetary rewards.

At the same time, creating open communication between employees and management fosters a sense of community and a shared purpose. We stress teamwork. High-performance teams are crucial for our company when it comes to achieving success. Different ideas are generated to help achieve the goal. These ideas are then processed and combined, resulting in the best ones being selected. Team members can generate ideas that are different while feeling comfortable bringing these up and discussing them.

We link individual employee rewards with the different types of contributions that employees make. We use performance-based rewards, including cash and equity such as stock options and restricted share units. Equity creates a sense of ownership for the employee and employee commitment to the company’s long-term vision, while helping to retain high potential employees.

As of August 31, 2020, we had approximately 130 employees. All of these employees were based in Taiwan. None of our employees is represented by a labor union. We consider relations with our employees to be good.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to a return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by us, because there remains some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case.  The judge’s order allowed us to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, we arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the Court’s scheduling order and to allow it to file a motion for summary judgment, and we filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court held a trial on March 2, 2020. After the trial, the judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before end of April 2020. Both sides submitted post-trail briefs and proposed findings of fact on April 30, 2020, and then the judge set a hearing for November 18, 2020. If we are ordered to return the $500 thousand payment, we may not be able to continue as a going concern.

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

As of the date of filing this report, we have not had to close any of our offices due to the pandemic. However, our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic has adversely affected our customers’ ability or willingness to purchase our products or services, delay prospective customers’ purchasing decisions, adversely impact our ability to provide or deliver products and on-site services to our customers, delay the provisioning of our offerings, or lengthen payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, our largest customer, Revlon, Inc., postponed its regular orders, which is expected to decrease our sales revenue for the first quarter ended November 30, 2020, and even for the quarters after that if the COVID-19 pandemic continues.

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

We incurred net losses attributable to SemiLEDs stockholders of $544 thousand and $3.6 million for the years ended August 31, 2020 and 2019, respectively. We can give no assurance that we will not continue to incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. As of August 31, 2020, we had an accumulated deficit of $178.4 million. Even though at August 31, 2020, our cash and cash equivalents had increased to $2.8 million, these facts and conditions raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes it has liquidity plan, as further described in elsewhere in this annual report that if executed successfully should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2021, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan, including issuing convertible notes to certain of our directors, may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

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

Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction, commercialization and acceptance of new generations of products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives. For example, beginning in fiscal 2017, we moved down the supply chain, supplying customers with full UVLED lamp systems. We expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect or have to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable for us to recover all or a meaningful part of our investment. In addition, our new products or enhancements may need certifications or require qualifications by our customers or potential customers. However, both of the certification and qualification processes are lengthy and uncertain and may negatively impact our sales and marketing efforts to sell or transition our customers to such new products or enhancements. Furthermore, once introduced, new products may adversely impact sales of our older generation products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results.

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

LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED components represented 65% and 75% of our revenues for the years ended August 31, 2020 and 2019, respectively. Revenues attributable to the sale of LED lighting products accounted for 9% and 11% of our revenues for the years ended August 31, 2020 and 2019. We expect to continue to generate our revenues mainly from the sales of LED components for the foreseeable future. As such, the continued market acceptance of our LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our business, financial condition and results of operations.

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

Our gross margins have fluctuated and may continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. The sales of our UV LED embedded components product successfully improved our gross margin, operating results and cash flows in fiscal 2017, but slightly dropped in fiscal 2018. In fiscal 2019, sales continued to decrease but sales contributed by LED components increased, compared to fiscal 2018, which resulted in an increase in gross margin. In fiscal 2020, sales and gross margin both increased due to other revenues rather than LED components. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our UV market, focus on product enhancement and developing our UV LED into many other applications or devices. As we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

Our revenues are highly concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Net revenues generated from sales to customers in the Netherlands, Taiwan, the United States, Germany, Japan and India, in the aggregate, accounted for 90% and 85% of the Company’s net revenues for the years ended August 31, 2020 and 2019, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

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

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2020 and 2019, our top ten customers collectively accounted for 83% and 73%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2020 and 2019, sales to our three largest customers, in the aggregate, accounted for 61% and 45% of our revenues, respectively.

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

Risks Relating to Intellectual Property

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

General Risks

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

In addition, competition for experienced employees in our industry can be intense, and we may not be successful in recruiting, motivating or retaining sufficiently qualified personnel on terms that are reasonable, or at all. Cyclical volatility in our industry and in our business may aggravate this problem. For example, the challenges we faced in recent years relating to loss of market share and a sustained decrease in the market price of our common stock, among others, could impact our ability to attract and retain employees. When consumer demand for our products is reduced or delayed, we expect lower net revenue and reduced profitability. When our stock price declines, our equity incentive awards may lose retention value. In response to such downturns, we may further implement cost reduction actions, including spending controls, forced holidays and company shutdowns, employee layoffs, shortened workweeks and involuntary salary reductions. Layoffs during an industry downturn could make it more difficult for us to retain key talent and staff members, or to rehire employees should business improve.

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

Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the both years ended August 31, 2020 and 2019, 10% of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 4% and 3% of our revenues for the years ended August 31, 2020 and 2019, respectively.

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

Even though our stockholders’ equity exceeded the minimum of $2,500,000 as of August 31, 2020, there can be no assurance that we will maintain compliance with the continued listing requirements if we continue to incur losses or that our common stock will not be delisted from Nasdaq in the future. If our common stock is delisted by Nasdaq, we expect prices for our common stock to be quoted one of the OTC Markets or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

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

As of November 13, 2020, 4.0 million shares of common stock were issued and outstanding, which are freely tradable without restriction by non-affiliates. As of November 13, 2020, $1.4 million convertible notes were outstanding which can be converted into 467 thousand shares of common stock. Certain stockholders, including stockholders owning a majority of our outstanding shares as well as current and former employees, are eligible to resell shares of common stock in the public market under Rule 144, which, in the case of our affiliate and persons who have been affiliates in the last three months, would be subject to volume limitations and certain other restrictions under Rule 144, including that we are current in our SEC filings. In general, Rule 144 provides that any of our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we are current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

As of November 13, 2020, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 53% of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to practically control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following are significant manufacturing and office facilities that we own or lease as of August 31, 2020:

•

We own a four-story building located in Hsinchu Science Park, Taiwan. We occupy approximately 183 thousand square feet of the building, and we lease approximately 55 thousand square feet of space to a third-party tenant. Approximately 32% of our occupied space in the building is devoted to our manufacturing operations. We lease the land on which the building is situated from the Science Park Administration in Hsinchu.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we have retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by us, because there remains some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case. The judge’s order allowed us to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, we arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the Court’s scheduling order and to allow it to file a motion for summary judgment, and we filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court held a trial on March 2, 2020. After the trial, the judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before end of April 2020. Both sides submitted post-trail briefs and proposed findings of fact on April 30, 2020, and the judge set a hearing for November 18, 2020.

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

There were 64 holders of record of our common stock as of November 13, 2020.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2020.

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

COVID-19 Pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs. Our workplaces are operating under enhanced measures to ensure the health and safety of our employees, including limiting the visitors coming into our workplace and using videoconferencing for meetings when possible. Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic have adversely affected our customers’ ability or willingness to purchase our products or services, delayed prospective customers’ purchasing decisions, adversely impacted our ability to provide or deliver products and on-site services to our customers, delayed the provisioning of our offerings, or lengthened payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, our largest customer, Revlon, Inc., postponed its regular orders, which is expected to decrease our sales revenue for the first quarter ended November 30, 2020, and even for the quarters after that if the COVID-19 pandemic continues. To avoid cash shortage due to the pandemic, we applied and received subsidies from the Taiwan government. Our bank granted us a deferment period for twelve months starting from May 2020. During this period, we do not need to pay the monthly payments of the principal but only the interest. We have also devoted ourselves to new product development and expect these new products could bring in new revenue, offsetting the losses resulted from existing customers’ delayed purchasing. However, given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments, which could have a material adverse effect on our financial position and results of operations.

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

•

General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2020 and 2019, sales to our three largest customers, in the aggregate, accounted for 61% and 45% of our revenues, respectively.

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

•

Cash position. Our cash and cash equivalents increased to $2.8 million as of August 31, 2020 primarily due to the combination of our net cash provided by financing activities offset by net cash used in operating activities. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. In December 2019, we issued convertible unsecured promissory notes with a principal sum of $2 million. Among which, $600 thousand convertible notes were converted into 200 thousand shares of common stock in May 2020. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Our customers consist primarily of packagers, ODMs and end‑customers. Our revenues attributable to our ten largest customers accounted for 83% and 73% of our revenues for the years ended August 31, 2020 and 2019, respectively.

Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Net revenues generated from these countries, in the aggregate, accounted for 90% and 85% of our net revenues for the years ended August 31, 2020 and 2019, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

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

Gain on disposal of long‑lived assets, net. We recognized a gain of $669 thousand and $288 thousand on the disposal of long-lived assets for the years ended August 31, 2020 and 2019, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expense)

Gain on disposal of investment. We recognized a gain of $634 thousand for the year ended August 31, 2020. On November 27, 2019, we entered into a stock purchase agreement to sell all of the outstanding shares of our Hong Kong Subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd for $100,000 and an additional $40,000 for the transaction cost. The $140,000 was fully received in November 2019, and the transaction was approved by the authority and closed in January 2020.

Interest expenses, net. Interest expenses, net consist of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents deposited with commercial banks in the United States and Taiwan. As of August 31, 2020 and 2019, we had cash and cash equivalents of $2.8 million and $1.4 million, respectively, which consisted of time deposits with initial maturity of greater than three months but less than one year. Interest expense consists primarily of interest on our convertible notes and long‑term borrowings and/or short‑term lines of credit with certain banks in Taiwan as well as with our Chairman and largest stockholder. We had long‑term debt totaling $7.7 million and $6.4 million as of August 31, 2020 and 2019, respectively.

Other income, net. Other income for the year ended August 31, 2020 primarily consists of government subsidy for the COVID-19 pandemic impact and rental income from the lease of spare space in our Hsinchu building. Other income for the year ended August 31, 2019 consists primarily of rental income from the lease of spare space in our Hsinchu building, offset by the settlement of a lawsuit with Epistar.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction gain of $352 thousand and $40 thousand for the years ended August 31, 2020 and 2019, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

Taiwan tax treatment. The corporate income tax rate in Taiwan is 20% for the year ended August 31, 2020 and 2019. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. The surtax rate has been reduced from 10% to 5%, starting applicable to the undistributed retained earnings of the year ended August 31, 2019. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2020 and 2019, we do not expect to pay such taxes on undistributed earnings.

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

As of August 31, 2020, we had total foreign net operating loss carryforwards of $115.1 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will expire in various amounts in future years. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

Inventory Valuation

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence, and we write down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers’ demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write‑downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write‑downs may be required that could adversely affect our operating results. Inventory write‑downs totaled $709 thousand and $743 thousand for the years ended August 31, 2020 and 2019, respectively. A majority of our inventory write‑downs during the years ended August 31, 2020 and 2019 was related to finished goods and work in process, primarily as a result of obsolescence.

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

For the year ended August 31, 2020, lower than projected sales of our LED products and lower market capitalization compared to our consolidated net book values again indicated potential impairment of our long‑lived assets. We projected undiscounted future cash flows to analyze potential impairment, based upon a variety of factors, including primarily our continuous efforts to suppress gross loss from chip sales and the cooperation model discussed with other parties, considering all known trends and uncertainties. The significant assumptions used in determining the estimated undiscounted cash flows for the LED chips and components asset group were revised to reflect the new operation status. Based on the assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value. Consequently, no asset impairment was recognized during the year ended August 31, 2020.

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

Effective September 1, 2019, we adopted, without restating comparatives, ASC 842, Leases, which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. As of September 1, 2019, we recognized $307 thousand of lease right of use Asset and of lease liability; and there was no material impact on our consolidated financial results of operations or cash flows due to the adoption.

Except as described above, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our condensed consolidated financial statements for the year ended August 31, 2020 as compared to those disclosed in our 2019 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 31, 2020 the exchange rate was 29.49 NT dollars to one U.S. dollar. On November 13, 2020, the exchange rate was 28.82 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following consolidated statement of operations data for the years ended August 31, 2020 and 2019 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2020		2019
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$6,068	100%	$5,902	100%
Cost of revenues	4,478	74%	5,450	92%
Gross profit	1,590	26%	452	8%
Operating expenses:
Research and development	1,538	25%	1,613	27%
Selling, general and administrative	2,808	46%	2,792	47%
Gain on disposals of long-lived assets, net	(669)	(11)%	(288)	(5)%
Total operating expenses	3,677	60%	4,117	69%
Loss from operations	(2,087)	(34)%	(3,665)	(61)%
Other income (expenses):
Gain on disposals of investment	634	10%	—	—%
Interest expenses, net	(358)	(6)%	(190)	(3)%
Other income, net	912	15%	250	4%
Foreign currency transaction gain, net	352	6%	40	1%
Total other income (expenses), net	1,540	25%	100	2%
Loss before income taxes	(547)	(9)%	(3,565)	(59)%
Income tax expense	—	—	—	—
Net loss	(547)	(9)%	(3,565)	(59)%
Less: Net loss attributable to noncontrolling interests	(3)	—%	—	—%
Net loss attributable to SemiLEDs stockholders	$(544)	(9)%	$(3,565)	(59)%

Year Ended August 31, 2020 Compared to Year Ended August 31, 2019

	Years Ended August 31,
	2020		2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$69	1%	$93	2%	$(24)	(26)%
LED components	3,977	66%	4,430	75%	(453)	(10)%
Lighting products	548	9%	632	11%	(84)	(13)%
Other revenues(1)	1,474	24%	747	12%	727	97%
Total revenues, net	6,068	100%	5,902	100%	166	3%
Cost of revenues	4,478	74%	5,450	92%	(972)	(18)%
Gross profit	$1,590	26%	$452	8%	$1,138	252%

(1)

Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and the lease of manufacturing as well as research and development facilities.

Revenues, net

Total revenues increased by 3% from $5.9 million for the year ended August 31, 2019 to $6.1 million for the year ended August 31, 2020. The $166 thousand increase in revenues reflects a $727 thousand increase in other revenues, offset by a $24 thousand decrease in revenues attributable to sales of LED chips, a $453 thousand decrease in revenues attributable to sales of LED components, and an $84 thousand decrease in revenues attributable to the sales of lighting products.

Revenues attributable to the sales of our LED chips represented 1% and 2% of our revenues for the years ended August 31, 2020 and 2019, respectively. The decrease in revenues attributable to sales of LED chips was as a result of a decrease in the volume of LED chips sold, primarily due to our strategic decision to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 66% and 75% of our revenues for the years ended August 31, 2020 and 2019, respectively. The decrease in revenues attributable to sales of LED components was primarily due to a result of lower volume sold of LED components products with a lower average selling price. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Revenues attributable to the sales of lighting products represented 9% and 11% of our revenues for the years ended August 31, 2020 and 2019, respectively. The decrease in revenues attributable to the sales of lighting products was mainly due to a slowdown in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products.

Revenues attributable to other revenues represented 24% and 12% of our revenues for the year ended August 31, 2020 and 2019, respectively. The increase in revenues attributable to other revenues was primarily due to the provision of services and the sale of raw materials.

Cost of Revenues

Our cost of revenues decreased by 18% from $5.5 million for the year ended August 31, 2019 to $4.5 million for the year ended August 31, 2020. The decrease in cost of revenues was primarily due to our ongoing cost reduction efforts, a decrease in volume sold and a decrease in depreciation expense and idle capacity charges associated with property, plant and equipment. Inventory write‑downs totaled $709 thousand and $743 thousand for the years ended August 31, 2020 and 2019, respectively. A majority of our inventory write-downs during the years ended August 31, 2020 and 2019 was related to finished goods and work in process, primarily as a result of obsolescence.

Gross Profit

Our gross profit increased from $452 thousand for the year ended August 31, 2019 to $1.6 million for the year ended August 31, 2020. Our gross margin percentage was 26% for the year ended August 31, 2020, as compared to 8% for the year ended August 31, 2019 as a consequence of an increase in the sales of products with higher margin.

Operating Expenses

	Years Ended August 31,
	2020		2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,538	25%	$1,613	27%	$(75)	(5)%
Selling, general and administrative	2,808	46%	2,792	47%	16	1%
Gain on disposals of long-lived assets, net	(669)	(11)%	(288)	(5)%	(381)	132%
Total operating expenses	$3,677	60%	$4,117	69%	$(440)	(11)%

Research and development. Our research and development expenses decreased from $1.6 million for the year ended August 31, 2019 to $1.5 million for the year ended August 31, 2020. The slight decrease was primarily due to an $87 thousand decrease in materials and supplies used in research and development, offset partially by an increase in payroll expense and other operating expenses.

Selling, general and administrative. Our selling, general and administrative expenses increased slightly from $2.8 million for the year ended August 31, 2019 to $2.8 million for the year ended August 31, 2020. The increase was mainly attributable to a $278 thousand increase in professional fees, offset partially by a decrease in payroll expense, shipping and freight fee, and other various expenses.

Gain on disposal of long‑lived assets, net. We recognized a gain of $669 thousand and $288 thousand, net on the disposal of long-lived assets for the years ended August 31, 2020 and 2019, respectively. Primarily due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Years Ended August 31,
	2020		2019
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Gain on disposals of investment	$634	10%	$—	—%
Interest expenses, net	(358)	(6)%	(190)	—%
Other income, net	912	15%	250	10%
Foreign currency transaction gain, net	352	6%	40	(1)%
Total other income (expenses), net	$1,540	25%	$100	9%

Gain on disposal of investment. We recognized a gain of $634 thousand for the year ended August 31, 2020. On November 27, 2019, we entered into a stock purchase agreement to sell all of the outstanding shares of our Hong Kong Subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd for $100,000 and an additional $40,000 for the transaction costs. The $140,000 was fully received in November 2019, and the transaction was approved by the authority and closed in January 2020.

Interest expenses, net. The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from issuance of $2 million of convertible notes in December 2019, and our entry into an aggregate amount of $3.2 million loan of agreements in January 8, 2019, with each of our Chairman and Chief Executive Officer and our largest shareholder.

Other income, net. Other income for the year ended August 31, 2020 primarily consists of government subsidy for the COVID-19 pandemic impact and rental income from the lease of spare space in our Hsinchu building.  Other expenses for the year ended August 31, 2019 consists primarily of rental income from the lease of spare space in our Hsinchu building, net of related depreciation charge, offset by the settlement of a lawsuit with Epistar.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction gain of $352 thousand and $40 thousand for the years ended August 31, 2020 and 2019, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense (Benefit)

We did not recognize any income tax expense for both the years ended August 31, 2020 and 2019. Although we incurred losses before income tax for most of our subsidiaries for the fiscal year, we provided a full valuation allowance on all deferred tax assets.

As of August 31, 2020 and 2019, we recognized full valuation allowances of $32.3 million and $31.0 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2020 and 2019. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

As of August 31, 2020, we had U.S. federal net operating loss (“NOLs”) carryforwards of $29.9 million, which will expire in various amounts beginning in our fiscal 2026. NOLs generated in tax years prior to August 31, 2018 can be carried forward for twenty years, whereas NOLs generated after August 31, 2018 can be carried forward indefinitely. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

As of August 31, 2020, we had total foreign net operating loss carryforwards of $115 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

Net Loss Attributable to Noncontrolling Interests

	Years Ended August 31,
	2020		2019
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(3)	—%	$—	—%

We recognized net loss attributable to non-controlling interests of $3 thousand and a net gain of approximately $0 thousand for the year ended August 31, 2020 and 2019, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. As of August 31, 2020 and 2019, non-controlling interests represented 3.25% and 3.29% equity interest, respectively, in Taiwan Bandaoti Zhaoming CO., Ltd.

Liquidity and Capital Resources

As of August 31, 2020 and 2019, we had cash and cash equivalents of $2.8 million and $1.4 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of November 13, 2020, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $7.7 million and $6.4 million as of August 31, 2020 and 2019, respectively.

Our NT dollar denominated long-term notes, totaled $3.1 million and $3.2 million as of August 31, 2020 and August 31, 2019, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million).  The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.465% currently), and was exclusively used to repay the existing loans.  The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 1.845% currently) and is available for operating capital. These loans are secured by an $85 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building. Due to the impact of the COVID-19 pandemic, the bank agreed to give us a deferment period for twelve months starting from May 2020. During this period, we don’t need to pay the monthly payments of the principal but only the interest.

•

Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of August 31, 2020, our outstanding balance on this note payable was approximately $1.9 million.

•

Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $16 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of August 31, 2020, our outstanding balance on this note payable was approximately $1.2 million.

Property, plant and equipment pledged as collateral for our notes payable were $3.6 million and $3.7 million as of August 31, 2020 and 2019, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements. As of August 31, 2020 and 2019, these loans totaled $3.2 million. The loans are secured by a second priority security interest on our headquarters building.

On December 6, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our Common stock. As of August 31, 2020, the outstanding principal of these notes totaled $1.4 million.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $544 thousand and $3.6 million during the years ended August 31, 2020 and 2019, respectively. Net cash used in operating activities for the year ended August 31, 2020 was $1.0 million. As of August 31, 2020, we had cash and cash equivalents of $2.8 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue convertible notes to our major stockholders and may issue additional equity.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10‑K (in thousands):

	Years Ended August 31,
	2020	2019
Net cash used in operating activities	$(1,001)	$(3,546)
Net cash provided by (used in) investing activities	$518	$(2,628)
Net cash provided by financing activities	$2,415	$4,054

Cash Flows Used in Operating Activities

Net cash used in operating activities was $1.0 million and $3.5 million for the years ended August 31, 2020 and 2019, respectively. Cash used in operating activities for the year ended August 31, 2020 was $2.5 million lower, primary attributable to a decrease of $3.0 million in net loss, an increase of $442 thousand in cash collected from customers, and a decrease of $111 thousand in cash paid out for accrued expenses and other current liabilities, partially offset by various non-cash adjustments during the year ended August 31, 2020 compared to the year ended August 31, 2019.

Cash Flows Provided By (Used in) Investing Activities

Net cash provided by investing activities was $518 thousand for the year ended August 31, 2020, consisting primarily of the proceeds from the sales of property, plant and equipment of $669 thousand as a result of the disposal of idle machinery, and the proceeds of $140 thousand from the sales of our Hong Kong subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd., partially offset by a $271 thousand in cash used in the purchase of machinery and equipment and a $20 thousand for development of intangible assets.

Net cash used in investing activities was $2.6 million for the year ended August 31, 2019, consisting primarily of the return of $3 million to Epistar and $127 thousand of purchases of machinery and equipment, partially offset by $502 thousand of proceeds from sales of machinery and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended August 31, 2020 was $2.4 million, consisting primarily of $2 million of proceeds from convertible notes and $700 thousand of issuance of common stocks, offset in part by the repayments on long-term debt.

Net cash provided by financing activities was $4.1 million for the year ended August 31, 2019, consisting primarily of $3.2 million of proceeds from Chairman and shareholder loans, and $3.2 million of proceeds from the new bank loans, partially offset by $2.3 million of repayments on long-term notes.

Capital Expenditures

We had capital expenditures of $271 thousand and $127 thousand for the years ended August 31, 2020 and 2019, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Off‑Balance Sheet Arrangements

As of August 31, 2020, we did not engage in any off‑balance sheet arrangements. We do not have any interests in variable interest entities.

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

Item 8. Financial Statements and Supplementary Data

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of SemiLEDs Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SemiLEDs Corporation and its subsidiaries (the “Company”) as of August 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with the U.S. generally accepted accounting principles.

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

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, on September 1, 2019, the Company has changed its method of accounting for leases due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

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

November 17, 2020

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,832	$1,363
Restricted cash and cash equivalents	85	19
Accounts receivable (including related parties), net of allowance for doubtful accounts of $187 and $195 as of August 31, 2020 and August 31, 2019, respectively	1,331	703
Inventories	2,476	2,083
Prepaid expenses and other current assets	781	460
Total current assets	7,505	4,628
Property, plant and equipment, net	5,645	5,878
Operating lease right of use assets	203	—
Intangible assets, net	89	93
Investments in unconsolidated entities	952	894
Other assets	186	169
TOTAL ASSETS	$14,580	$11,662
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$4,750	$398
Accounts payable	536	680
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	2,654	2,342
Other payable to related parties	460	—
Operating lease liabilities, current portion	97	—
Total current liabilities	8,997	3,920
Long-term debt, excluding current installments	2,909	5,954
Operating lease liabilities, less current portion	106	—
Total liabilities	12,012	9,874
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,011 shares and 3,594 shares issued and outstanding as of August 31, 2020 and August 31, 2019, respectively	—	—
Additional paid-in capital	177,235	175,804
Accumulated other comprehensive income	3,647	3,753
Accumulated deficit	(178,360)	(177,816)
Total SemiLEDs stockholders’ equity	2,522	1,741
Noncontrolling interests	46	47
Total equity	2,568	1,788
TOTAL LIABILITIES AND EQUITY	$14,580	$11,662

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2020	2019
Revenues, net	$6,068	$5,902
Cost of revenues	4,478	5,450
Gross profit	1,590	452
Operating expenses:
Research and development	1,538	1,613
Selling, general and administrative	2,808	2,792
Gain on disposals of long-lived assets, net	(669)	(288)
Total operating expenses	3,677	4,117
Loss from operations	(2,087)	(3,665)
Other income (expenses):
Gain on disposals of investment	634	—
Interest expenses, net	(358)	(190)
Other income, net	912	250
Foreign currency transaction gain, net	352	40
Total other income (expenses), net	1,540	100
Loss before income taxes	(547)	(3,565)
Income tax expense	—	—
Net loss	(547)	(3,565)
Less: Net loss attributable to noncontrolling interests	(3)	—
Net loss attributable to SemiLEDs stockholders	$(544)	$(3,565)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.15)	$(1.00)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	3,921	3,580

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2020	2019
Net loss	$(547)	$(3,565)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(103)	25
Comprehensive loss	(650)	(3,540)
Comprehensive loss attributable to noncontrolling interests	—	(1)
Comprehensive loss attributable to SemiLEDs stockholders	$(650)	$(3,539)

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2018	3,559	$—	$175,527	$3,727	$(174,251)	$5,003	$—	$5,003
Issuance of common stock under equity incentive plans	35	—	—	—	—	—	—	—
Stock-based compensation	—	—	149	—	—	149	—	149
Common stock issued by SBDI*	—	—	128	—	—	128	48	176
Comprehensive income (loss)
Other comprehensive income (loss)	—	—	—	26	—	26	(1)	25
Net loss	—	—	—	—	(3,565)	(3,565)	—	(3,565)
BALANCE—August 31, 2019	3,594	—	175,804	3,753	(177,816)	1,741	47	1,788
Issuance of common stock under equity incentive plans	34	—	—	—	—	—	—	—
Stock-based compensation	—	—	101	—	—	101	—	101
Issuance of common stock for private placement	183	—	700	—	—	700	—	700
Issuance of convertible notes	—	—	39	—	—	39	—	39
Conversion of notes into common stocks	200	—	592	—	—	592	—	592
Change ownership in SBDI*	—	—	(1)	—	—	(1)	(1)	(2)
Comprehensive income (loss)
Other comprehensive income (loss)	—	—	—	(106)	—	(106)	3	(103)
Net loss	—	—	—	—	(544)	(544)	(3)	(547)
BALANCE—August 31, 2020	4,011	$—	$177,235	$3,647	$(178,360)	$2,522	$46	$2,568

See notes to consolidated financial statements.

*	SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(547)	$(3,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	843	1,093
Stock-based compensation expense	101	149
Provisions for inventory write-downs	709	743
Gain on disposals of investment	(634)	—
Gain on disposals of long-lived assets, net	(669)	(288)
Income recognized on patents assignment		—
Changes in :
Accounts receivable	15	(427)
Inventories	(988)	(987)
Prepaid expenses and other assets	131	(145)
Accounts payable	(139)	(185)
Accrued expenses and other current liabilities	177	66
Net cash used in operating activities	(1,001)	(3,546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(271)	(127)
Proceeds from sales of property, plant and equipment	669	502
Proceeds from disposals of investments	140	—
Payments for development of intangible assets	(20)	(3)
Refund of cash receipt-in-advance	—	(3,000)
Net cash provided by (used in) investing activities	518	(2,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,000	6,385
Repayments of long-term debt	(283)	(2,330)
Issuance of common stock for private placement	700	—
Acquisition of noncontrolling interests	(2)	(1)
Net cash provided by financing activities	2,415	4,054
Changes in cash balance included in deconsolidated subsidiaries	(61)	—
Effect of exchange rate changes on cash and cash equivalents	(330)	79
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,541	(2,041)
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	1,471	3,512
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$3,012	$1,471
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$47	$39
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$9	$56

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2020 and 2019

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

As of August 31, 2020, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based. On November 27, 2019, SemiLEDs entered into a stock purchase agreement (the “Agreement”) with XianChang Ma  (the “Purchaser”) pursuant to which the Purchaser agreed to purchase all of the outstanding shares of the Company’s Hong Kong subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd. for $100,000 and an additional $40,000 for the transaction costs.  The Purchaser paid $140,000 to the Company, and the transaction was completed in January 2020. The Purchaser also subscribed for approximately 4% of the Company’s outstanding common shares on January 17, 2020 (see Note 7).

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

The Company has suffered losses from operations of $2.1 million and $3.7 million, and used net cash in operating activities of $1.0 million and $3.5 million for the years ended August 31, 2020 and 2019, respectively.  These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.6 million for the year ended August 31, 2020 compared to $452 thousand for the year ended August 31, 2019.  On August 31, 2020, the Company’s cash and cash equivalents increased to $2.8 million, mainly due to the issuance of convertible notes and common stock for private placement. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2020 and 2019, cash and cash equivalents of the Company consisted of the following (in thousands):

	August 31,
Cash and Cash Equivalents by Location	2020	2019
United States;
Denominated in U.S. dollars	$251	$52
Taiwan;
Denominated in U.S. dollars	2,514	447
Denominated in New Taiwan dollars	52	730
Denominated in other currencies	15	77
China (including Hong Kong);
Denominated in Renminbi	—	49
Denominated in H.K. dollars	—	8
Total cash and cash equivalents	$2,832	$1,363

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

Customers that accounted for 10% or more of the Company’s total net accounts receivable as of August 31, 2020 and 2019 consist of the following:

	August 31,
Customers	2020	2019
Customer A	50%	61%
Customer B	—%	10%
Customer C	29%	—%
Customer G	5%	10%

The customers accounted for 10% or more of the Company’s total net revenues for the years ended August 31, 2020 and 2019, as follows (in thousands, except percentages):

	Years Ended August 31,
	2020		2019
		% of		% of
Customers	Amount	Revenues	Amount	Revenues
Customer A	$1,828	30%	$1,093	18%
Customer B	1,005	17%	922	16%
Customer C	—	—%	625	11%
Customer D	862	14%	195	3%

Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

As of August 31, 2020 and 2019, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2020	2019
Cash;
Cash and demand deposits	$2,832	$1,363
Cash equivalents;
Money market funds	—	—
Total cash and cash equivalents	$2,832	$1,363

Restricted Cash Equivalents— Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of August 31, 2020 and 2019, the Company’s restricted cash equivalents at current portion amounted $85 thousand and $19 thousand, respectively. As of August 31, 2020 and 2019, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $95 thousand and $89 thousand, respectively.

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

Accounts Receivable — Accounts receivable (including related parties with zero net book value as of August 31, 2020 and 2019, respectively) are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.  No bad debt expenses were recognized during the years ended August 31, 2020 and 2019.

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

No impairment charge was recognized in the years ended August 31, 2020 and 2019.

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

No impairment charge was recognized in the year ended August 31, 2020 and 2019.

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

Advertising Costs —Advertising costs are expensed as incurred. Advertising costs totaled $1 thousand and $2 thousand for the years ended August 31, 2020 and 2019, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Reporting —The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended August 31, 2020 and 2019, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280‑10‑50‑1, “Segment Reporting.”

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 shares to 12,501,715 shares. As of the date of this report, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, noncontrolling interest in SBDI was increased from zero to 3.31%. In December 2018 and in March 2020, Taiwan SemiLEDs purchased 3,000 and 5,000 common shares of SBDI from non-controlling shareholders, respectively. As of August 31, 2020, noncontrolling interest in SBDI was down to 3.25%.

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

See Note 12 for further details.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 became effective for the Company for annual and interim reporting periods beginning September 1, 2020. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, “Fair Value Measurement.” ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 became effective for the Company for annual and interim reporting periods beginning September 1, 2020. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the impact ASU 2019-12 will have on the disclosures included in its consolidated financial statements.

3.	BALANCE SHEET COMPONENTS

Inventories

Inventories as of August 31, 2020 and 2019 consist of the following (in thousands):

	August 31,
	2020	2019
Raw materials	$433	$479
Work in process	792	728
Finished goods	1,251	876
Total	$2,476	$2,083

Inventory write‑downs to estimated net realizable values for the years ended August 31, 2020 and 2019 were $709 thousand and $743 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment as of August 31, 2020 and 2019 consist of the following (in thousands):

	August 31,
	2020	2019
Buildings and improvements	$14,104	$13,238
Machinery and equipment	33,977	37,988
Leasehold improvements	166	156
Other equipment	2,384	2,250
Construction in progress	7	61
Total property, plant and equipment	50,638	53,693
Less: Accumulated depreciation and amortization	(44,993)	(47,815)
Property, plant and equipment, net	$5,645	$5,878

Depreciation expense was $831 thousand and $1,079 thousand for the years ended August 31, 2020 and 2019, respectively.

Property, plant and equipment pledged as collateral for the Company’s notes payable were $3.6 million and $3.7 million as of August 31, 2020 and 2019, respectively.

Intangible Assets

Intangible assets as of August 31, 2020 and 2019 consist of the following (in thousands):

	August 31, 2020
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$550	$461	$89
Acquired technology	5	345	345	—
Total		$895	$806	$89

	August 31, 2019
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$542	$449	$93
Acquired technology	5	484	484	—
Total		$1,026	$933	$93

Amortization expense was $12 thousand and $14 thousand for the years ended August 31, 2020 and 2019, respectively.

No impairment charge was recognized in the year ended August 31, 2020 and 2019.

The estimated future amortization expense for the Company’s intangible assets as of August 31, 2020 is as follows (in thousands):

Years Ending August 31,	Total
2021	$10
2022	10
2023	10
2024	10
2025	10
Thereafter	39
Total	$89

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of August 31, 2020 and 2019 consist of the following (in thousands):

	August 31,
	2020	2019
Accrued compensation and benefits	$1,661	$1,357
Customer deposits	148	180
Accrued business expenses	144	193
Other (individually less than 5% of total accrued expenses and other current liabilities)	701	612
Total	$2,654	$2,342

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2020 and 2019 consist of the following (in thousands, except percentages):

	August 31, 2020		August 31, 2019
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	$952	Various	$894
Total investments in unconsolidated entities		$952		$894

There were no dividends received from unconsolidated entities through August 31, 2020.

Equity Investment without Readily Determinable Fair Value

Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investment without readily determinable fair value. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information.  During the year ended August 31, 2020 and 2019, no impairment losses were recognized for the equity investments without readily determinable fair value.

5.	INDEBTEDNESS

Long‑term Debt

Long‑term debt as of August 31, 2020 and 2019 consist of the following loans (in thousands):

	August 31,
	2020	2019
First note payable- Mega Bank	$1,905	$1,954
Second note payable- Mega Bank	1,168	1,198
Loans from Chairman and Shareholders	3,200	3,200
Convertible notes issued to Chairman and Shareholders	1,386	—
Total long-term debt	7,659	6,352
Less: Current installments	(4,750)	(398)
Total long-term debt, excluding current installments	$2,909	$5,954

Our long-term debt, which consisted of New Taiwan dollar (“NTD”) denominated long-term notes, convertible unsecured promissory notes and loans from the Chairman and the largest shareholder of the Company, totaled $7.7 million and $6.4 million as of August 31, 2020 and 2019, respectively.

On July 5, 2019, the Company and Mega International Commercial Bank (“Mega Bank”) entered into two NTD denominated loan agreements in an aggregate amount of $3.39 million (NT$100 million). The first note of $2.1 million (NT$62 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.465% currently), and was exclusively used to repay original notes with E Sun Bank. The second note of $1.29 million (NT$38 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 1.845% currently) and is available for operating capital. Both note payables are secured by a first priority security interest on the Company’s headquarters building. Income from renting the collateral must be deposited into a reserved account opened with Mega Bank, and only the balance of deposits exceeding $85 thousand (NT$2.5 million) after deducting the principal and interest payable for the current month (including the accumulated outstanding amount) may be transferred outwards. The balance of the reserve account is $85 thousand and $19 thousand as of August 31, 2020 and 2019, respectively. In May 2020, due to the impact of the COVID-19 pandemic, Mega bank agreed to give us a deferment period for twelve months starting from May 2020. During this period, the Company does not need to pay the monthly payments of the principal but only the interest. Starting from May 2021, the two notes payables to Mega Bank require monthly payments of principal in the amount of $25 thousand plus interest and $16 thousand plus interest, respectively, over the 74-month term of the notes with final payment to occur in July 2027.

On January 8, 2019, the Company entered into loan agreements with Trung Daon,the Chairman and Chief Executive Officer, and J.R. Simplot Company, the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015 (see Note 6). The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, unless the loans are sooner accelerated pursuant to the loan agreements. As of August 31, 2020 and 2019, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

On December 6, 2019 and December 10, 2019, we issued two convertible unsecured promissory notes (the “Notes”) to Trung Doan, our Chairman and Chief Executive Officer, and J.R. Simplot Company, our largest shareholder (together, the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our common stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our common stock. As of August 31, 2020, the outstanding principal of these notes totaled $1.4 million.

The scheduled principal payments for the Company’s long-term debt as of August 31, 2020 consist of the following (in thousands):

Scheduled
Principal
Years Ending August 31,	Payments
2021	$4,750
2022	492
2023	492
2024	492
2025	491
Thereafter	942
Total	$7,659

6.	COMMITMENTS AND CONTINGENCIES

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases were $156 thousand and $151 thousand for the years ended August 31, 2020 and 2019, respectively.

Balance sheet information related to the Company’s leases is presented below:

August 31, 2020
Assets
Operating lease right of use assets	$203
Liabilities
Operating lease liabilities, current portion	$97
Operating lease liabilities, less current portion	106
Total	$203

The following provides details of the Company’s lease expenses:

Years Ended
August 31, 2020
Operating lease expenses	$156

Other information related to leases is presented below:

Years Ended
August 31, 2020
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$156
Weighted Average Remaining Lease Term:
Operating leases	2.34
Weighted Average Discount Rate
Operating leases	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of August 31, 2020 consist of the following (in thousands):

Operating
Years Ending August 31,	Leases
2021	$100
2022	31
2023	12
2024	12
2025	12
Thereafter	50
Total future minimum lease payments, undiscounted	217
Less: Imputed interest	14
Present value of future minimum lease payments	$203

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $33 thousand and $158 thousand as of August 31, 2020 and 2019, respectively.

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

On June 21, 2017, Well Thrive filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to the Purchase Agreement effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company has retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision is unenforceable as an illegal penalty and does not reflect the amount of purported damages. On March 13, 2018, the

Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case. The judge’s order allowed the Company to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, the Company intends to arrange the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. On October 25, 2019, Well Thrive filed a motion to modify the Court’s scheduling order and to allow it to file a motion for summary judgment, and the Company filed an opposition to the motion. On November 13, 2019, the Court denied Well Thrive’s motion. The Court held a trial on March 2, 2020. After the trial, judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before the end of April 2020. Both sides submitted post-trail briefs and proposed findings of fact on April 30, 2020, and the judge set a hearing for November 18, 2020.

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

Except as described above, as of August 31, 2020, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

On May 25, 2020, J.R. Simplot Company, the largest shareholder of the Company, and Trung Doan, the Chairman and Chief Executive Officer of the Company, each converted $300,000 of convertible unsecured promissory notes into 100,000 shares of the Company’s common stock (see Note 5).

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

A total of 1,021 thousand shares were reserved for issuance under the 2010 Plan as of August 31, 2020 and 2019, respectively. As of August 31, 2020 and 2019, there were 548 thousand and 691 thousand shares of common stock available for future issuance under the 2010 Plan.

In January 2020, SemiLEDs granted 136 thousand restricted stock units to its employees, which vest 25% each year on January 10 of 2021, 2022, 2023 and 2024 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.39 per unit.

In September 2019, SemiLEDs granted 5 thousand restricted stock units to its directors, which vested 100% on July 31, 2020. The grant-date fair value of the restricted stock units was $2.45 per unit.

In September 2019, SemiLEDs granted 2.5 thousand restricted stock units to a director, which vested 100% on September 5, 2020. The grant-date fair value of the restricted stock units was $2.45 per unit.

In July 2018, SemiLEDs granted 7.5 thousand restricted stock units to its directors. Among which, 5 thousand restricted stock units vested 100% on June 29, 2019, and 2.5 thousand restricted stock units were cancelled because of resignation of a director. The grant-date fair value of the restricted stock units was $4.75 per unit.

In January 2018, SemiLEDs granted 56.7 thousand restricted stock units to its employees, of which 50% vested on January 1, 2019 and 50% vested on January 1, 2020. The grant-date fair value of the restricted stock units was $4.10 per unit.

Stock‑based Compensation Expense

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs’ common stock as part of an employment agreement related to the Company’s acquisition of SBDI (later on renamed as TSLC Corporation). A summary of the stock-based compensation expense for the years ended August 31, 2020 and 2019 is as follows (in thousands):

	Years Ended August 31,
	2020	2019
Cost of revenues	$27	$44
Research and development	21	27
Selling, general and administrative	53	78
	$101	$149

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

There was no recognized stock-based compensation tax benefit for the years ended August 31, 2020 and 2019, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2020 and 2019.

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

A summary of the option activity and changes for the years ended August 31, 2020 and 2019 is presented below:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2018	10	$132.66	2.3	$—
Granted	—	—
Forfeited	—	103.00
Exercised	—	—
Outstanding—August 31, 2019	10	$133.82	1.4	$—
Granted	—	—
Forfeited	(2)	41.00
Exercised	—	—
Outstanding—August 31, 2020	8	$159.00	0.5	$—
Vested and expected to vest—August 31, 2020	8	$159.00	0.5	$—
Exercisable—August 31, 2020	8	$159.00	0.5	$—

As of August 31, 2020 and 2019, unrecognized compensation costs related to unvested stock options were nil.

Restricted Stock Units Awards

The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2020 and 2019 is presented below:

		Weighted-
	Number of	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
	(In thousands)
Outstanding—September 1, 2018	66	$4.25
Granted	—	—
Vested	(35)	4.34
Forfeited	(2)	4.75
Outstanding—August 31, 2019	29	$4.10
Granted	144	2.39
Vested	(34)	3.86
Forfeited	—	—
Outstanding—August 31, 2020	139	$2.39

As of August 31, 2020 and 2019, unrecognized compensation cost related to unvested restricted stock unit awards of $284 thousand and $41 thousand, respectively, is expected to be recognized over a weighted average period of 3.36 years and 0.34 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9.	NET LOSS PER SHARE OF COMMON STOCK

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have an antidilutive effect on the net loss per share (in thousands of shares):

	Years Ended August 31,
	2020	2019
Stock units and stock options to purchase common stock	182	11
Convertible notes to convert into common stock	431	—

10.	INCOME TAXES

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

In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of its U.S. deferred tax balances for the reduction in the statutory tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTIand BEAT provisions. In fiscal 2020, the Company determined that there were no material changes to the provisional amounts recorded as of August 31, 2020.

Taiwan

The Company’s loss before income taxes is primarily derived from the operations in Taiwan and income tax expense is primarily incurred in Taiwan.

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the undistributed earning tax, or a surtax, decreased from 10% to 5% effective from January 1, 2018. As a result, the statutory income tax rate in Taiwan is 20% for the years ended August 31, 2020 and 2019. An additional surtax, of which rate was reduced from 10% to 5% being applied to the Company starting from September 1, 2018, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

The Company’s loss before income taxes for the years ended August 31, 2020 and 2019 was attributable to the following jurisdictions (in thousands):

	Years Ended August 31,
	2020	2019
U.S. operations	$(310)	$(568)
Foreign operations	(237)	(2,997)
Loss before income taxes	$(547)	$(3,565)

Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to loss before income taxes for the years ended August 31, 2020 and 2019, as a result of the following (in thousands):

	Years Ended August 31,
	2020	2019
Computed “expected” income tax benefit	$(115)	$(748)
Foreign tax rate differential	3	25
Valuation allowance	(286)	(3,908)
Other	398	4,631
Income tax expense	$—	$—

Net deferred tax assets (liabilities) as of August 31, 2020 and 2019 consist of the following (in thousands):

	August 31,
	2020	2019
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,719	$1,599
Allowance for doubtful accounts	35	33
Accruals and other	(60)	79
Property, plant and equipment	871	1,035
Stock-based compensation	388	388
Net operating loss carryforwards	29,302	27,849
Total gross deferred tax assets	32,255	30,983
Less: Valuation allowance	(32,255)	(30,983)
Deferred tax assets, net of valuation allowance	$—	$—

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

As of August 31, 2020 the Company had the U.S. net operating losses (the “U.S. NOLs”) of approximately $29,889 thousand, which begins to expire in 2025. The U.S. NOLs generated in tax years prior to August 31, 2018, can be carryforward for twenty years, whereas U.S. NOLs generated after August 31, 2018 can be carryforward indefinitely. The unused net operating loss carryforwards were as follows (in thousands):

	August 31,	Expiration
	2020	Year
U.S. federal net operating loss carryforwards (prior to August 31, 2018)	$12,892	2025-2037
U.S. federal net operating loss carryforwards (after August 31, 2018)	16,997	—
Foreign net operating loss carryforwards (expiring over the next 5 years)	83,724	2021-2025
Foreign net operating loss carryforwards (expiring in more than 5 years)	31,404	2026-2030
Total unused net operating loss carryforwards and income tax credits	$145,017

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

As of August 31, 2020 and 2019, the Company had no unrecognized tax benefits.

The Company is subject to taxation in the United States and various states and certain foreign jurisdictions. As of August 31, 2020, the 2016 through 2019 tax years remain subject to examination by the U.S. tax authorities. With few exceptions, as of August 31, 2020, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2015. Below is a summary of open tax years by major tax jurisdiction:

Open
Tax Year
U.S. federal	2016-2019
U.S. state	2016-2019
Foreign—Taiwan	2019

The Company is not currently under examination by income tax authorities in any federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

11.	PRODUCT AND GEOGRAPHIC INFORMATION

Revenues by products for the years ended August 31, 2020 and 2019 are as follows (in thousands):

	Years Ended August 31,
	2020	2019
LED chips	$69	$93
LED components	3,977	4,430
Lighting products	548	632
Other(1)	1,474	747
Total	$6,068	$5,902

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2020 and 2019 (in thousands):

	Years Ended August 31,
	2020	2019
United States	$2,429	$1,883
Netherlands	1,009	1,573
Ireland	862	195
Japan	477	389
Taiwan	366	426
Germany	238	400
Other (individually less than 5% of total net revenues)	687	1,036
Total	$6,068	$5,902

Tangible Long‑Lived Assets

Substantially all of the Company’s tangible long‑lived assets are located in Taiwan.

12.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of August 31, 2020 and 2019 (in thousands):

	August 31, 2020		August 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents and restricted cash	$2,917	$2,917	$1,382	$1,382
Receivables (including related parties)	1,331	1,331	703	703
Other assets (non-derivatives)	809	809	539	539
Financial liabilities:
Payables (including related parties)	$4,150	$4,150	$3,522	$3,522
Long-term debt (including current installments)	7,659	7,659	6,352	6,352

The fair values of the financial instruments shown in the above table as of August 31, 2020 and 2019 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.

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

The following tables set forth selected quarterly statement of operations data for each of the years ended August 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended
	November 30,	February 28,	May 31,	August 31,	Fiscal
	2019	2020	2020	2020	2020
Revenues, net	$1,563	$1,537	$1,569	$1,399	$6,068
Cost of revenues	1,045	989	1,153	1,291	4,478
Gross profit	518	548	416	108	1,590
Operating expenses	1,077	940	1,157	503	3,677
Loss from operations	(559)	(392)	(741)	(395)	(2,087)
Net income (loss) attributable to SemiLEDs stockholders	$(317)	$348	$(513)	$(62)	$(544)
Net income (loss) per share attributable to SemiLEDs stockholders, basic and diluted	$(0.09)	$0.10	$(0.14)	$(0.02)	$(0.15)

	Three Months Ended
	November 30,	February 28,	May 31,	August 31,	Fiscal
	2018	2019	2018	2019	2019
Revenues, net	$972	$1,630	$1,745	$1,555	$5,902
Cost of revenues	1,191	1,628	1,405	1,226	5,450
Gross profit (loss)	(219)	2	340	329	452
Operating expenses	803	917	1,041	1,356	4,117
Loss from operations	(1,022)	(915)	(701)	(1,027)	(3,665)
Net loss attributable to SemiLEDs stockholders	$(978)	$(847)	$(859)	$(881)	$(3,565)
Net loss per share attributable to SemiLEDs stockholders, basic and diluted	$(0.27)	$(0.24)	$(0.24)	$(0.25)	$(1.00)

14.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

As a holding company, dividends received from SemiLEDs’ subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2020	2019
ASSETS
Cash and cash equivalents	$251	$52
Prepaid expenses and other current assets	9,078	7,085
Total current assets	9,329	7,137
Intangible assets, net	1	1
Investments in subsidiaries	(1,072)	(1,169)
TOTAL ASSETS	$8,258	$5,969
LIABILITIES AND EQUITY
Advance receipt toward the convertible note	$500	$500
Accrued expenses and other current liabilities	650	528
Long-term debt, current portion	4,586	—
Total current liabilities	5,736	1,028
Total non-current liabilities	—	3,200
Total equity	2,522	1,741
TOTAL LIABILITIES AND EQUITY	$8,258	$5,969

SemiLEDs had no contingencies, long‑term obligations and guarantees as of August 31, 2020 or August 31, 2019.

	Years Ended August 31,
Condensed Statements of Operations	2020	2019
Operating expenses:
Selling, general and administrative	$641	$398
Loss from operations	(641)	(398)
Other income (expenses):
Gain on disposal of investments	634	—
Equity in losses from subsidiaries, net	(230)	(2,997)
Interest expenses	(320)	—
Other income (expenses), net	13	(170)
Total other expenses, net	97	(3,167)
Net loss	$(544)	$(3,565)

	Years Ended August 31,
Condensed Statements of Cash Flows	2020	2019
Net cash provided by (used in):
Operating activities	$(2,641)	$(3,342)
Investing activities	140	—
Financing activities	2,700	3,200
Net increase (decrease) in cash and cash equivalents	199	(142)
Cash and cash equivalents at beginning of year	52	194
Cash and cash equivalents at end of year	$251	$52

15.	RELATED PARTY TRANSACTIONS

On December 6, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer (together, the “Holders”), with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock (see Note 5).

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015 (see Note 6). The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements. As of August 31, 2020 and 2019, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

16.	SUBSEQUENT EVENT

On September 25, 2020, stockholders of SemiLEDs approved, at the annual meeting, the amended 2010 Equity Incentive Plan to increase the authorized share reserve by an additional 400,000 shares.

In November 2020, SemiLEDs granted 7.5 thousand restricted stock units to its directors that will vest 25% every three months on February 12, 2021, May 12, 2021, August 12, 2021 and November 12, 2021. In the event that the 2021 annual meeting falls before November 12, 2021, 100% of the stock units shall immediately vest on the date of the 2021 annual meeting. The grant-date fair value of the restricted stock units was $3.00 per unit.

In November 2020, SemiLEDs granted 33 thousand restricted stock units to its employees, which will vest 25% every three months on February 12, 2021, May 12, 2021, August 12, 2021 and November 12, 2021 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $3.00 per unit.

The Company has analyzed its operations subsequent to August 31, 2020 to the date these consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Except for the above, the Company has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of August 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control— Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Trung T. Doan, 62, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012. Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea. In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc. Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems within the past five years. Mr. Doan also previously served as a director of Dolsoft Corporation, a privately held software company, as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems. Mr. Doan holds a bachelor of science degree in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a master of science degree in chemical engineering from the University of California, Santa Barbara. Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in‑depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

Dr. Edward Kuan Hsiung Hsieh, 68, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and Internet networks company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. He also served as Chairman of International Christian Goodwill within the past five years. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara and a doctor of philosophy degree in electrical engineering from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching master of business administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start‑up companies.

Scott R. Simplot, 73, has served as a director since March 2005. Mr. Simplot has been Chairman of the board of directors and a director of J.R. Simplot Company since May 2001 and August 1970, respectively. Mr. Simplot holds a bachelor of science degree in business from the University of Idaho and a master of business administration degree from the University of Pennsylvania. Mr. Simplot became a director on our Board as part of his duties as the Chairman of the board of J.R. Simplot Company, the 100% owner of Simplot Taiwan, Inc., which was entitled to designate two members of our board of directors in connection with J.R. Simplot Company’s investment in our Series A convertible preferred stock. Our Board has determined that Mr. Simplot should serve as a director based on the extensive knowledge and insight he brings to our Board from his experience serving as Chairman and holding a variety of management positions at a large private company and serving on the boards of directors of companies in a variety of industries.

Walter Michael Gough, 66, has served as a director since April 2016. Mr. Gough has led Gough and Associates, a firm that specializes in financial consulting for domestic and international companies since 2005. He is also a tenured faculty member in Accounting and Business at DeAnza College in Cupertino, California where he has taught since 1985. From June 2000 to June 2004, he was Chief Financial Officer and Financial Consultant at Nu Tool Inc., a semiconductor equipment manufacturer. From 1995 through 1999, he was a founding member and Chief Financial Officer of Invest In Yourself, LLC; an organization that provided consulting for professional sports franchises. Prior to teaching and consulting, Mr. Gough was a financial analyst and contracts manager at Watkins-Johnson Company, a high technology electronics firm. Before Watkins-Johnson, Mr. Gough worked for Kidder Peabody, an investment banking firm. He holds MBA and BA degrees (cum laude) from Santa Clara University, and a Masters in English from Notre Dame de Namur University. Our Board has determined that Mr. Gough should serve on our Board based on his experience as a consultant to technology companies in both the United States and Taiwan, his prior experience as a chief financial officer of several companies, and his expertise in accounting and finance.

Roger Lee, 62, has served as a director since September 2019. Mr. Lee previously served as a director and an Audit Committee member of SemiLEDs from August 2017 to March 2019. Mr. Lee has more than 30 years of semiconductor experience and leadership. He has been the President and CEO of TF Semiconductor Solutions (TFSS) since August 2014. Prior to becoming the CEO of TFSS, Mr. Lee served as world-wide COO and Interim President & CEO of Telefunken Semiconductors located in Roseville, California and Heilbronn, Germany from May 2011 to July 2014. Mr. Lee began his career as an engineer for Texas Instruments. During his career, Mr. Lee has served on numerous boards and held a variety of executive and senior-level positions for several companies, including senior vice president of SMIC. Previously, he co-founded the SMIC-Toppan JV (TSES) where he served as its vice chairman of its Board of Directors, and had held several senior management positions, including senior fellow and head of flash memory at Micron Technology and was instrumental to the development of Micron’s flash memory program. More recently, he was COO and a board member of Founder Microelectronics, Inc. in Shenzhen, China where he was responsible for overall company operations, including fab manufacturing, sales and marketing, facilities, and R&D operations. Mr. Lee earned his Bachelor’s degree and Master’s degree in Electrical Engineering from Iowa State University. Our Board has determined that Mr. Lee should serve on our Board based on his experience with technology companies and other organizations in both the United States and China.

Executive Officers

In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers as of November 13, 2020 consisted of the following:

Christopher Lee, 49, has served as our Chief Financial Officer since September 2015. From November 21, 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of the Company. Mr. Lee joined SemiLEDs in September 2014. Mr. Lee has over 20 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self‑employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate. During fiscal year 2020, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

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

Nominating
and Corporate
Name	Audit	Compensation	Governance
Dr. Edward Kuan Hsiung Hsieh	Chair	˅
Walter Michael Gough	˅
Roger Lee	˅
Scott R. Simplot		Chair	Chair
Number of Committee Meetings Held in Fiscal Year 2020	4	3	3

Audit Committee

Our Audit Committee is responsible for, among other things:

•	reviewing and approving the selection of our independent auditors, and approving the audit and non‑audit services to be performed by our independent auditors;
•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•	reviewing the adequacy and effectiveness of our internal control policies and procedures;
•	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year‑end operating results; and
•	preparing the Audit Committee Report that the SEC requires in our annual proxy statement.

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

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board held four meetings in fiscal year 2020. We expect each director to attend every meeting of the Board and the committees on which he serves, and encourage them to attend the annual stockholders’ meeting. All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal year 2020 and all continuing directors attended the 2020 annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2020 all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a).

Item 11. Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

This executive compensation section discloses the compensation awarded to or earned by our “named executive officers” during fiscal years 2020 and 2019.

We held our last non‑binding advisory vote regarding compensation of our named executive officers at 2018 Annual Meeting of Stockholders and expect to hold our next vote at our 2021 Annual Meeting of Stockholders.

Summary Compensation Table

The following table sets forth all of the compensation earned by named executive officers(1) during the relevant fiscal years.

				Stock	Option	All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)	Compensation ($)	Total ($)
Trung T. Doan	2020	151,875	—	—	—	—	151,875
Chief Executive Officer	2019	303,750	—	—	—	—	303,750

(1)	Mr. Christopher Lee’s compensation did not exceed $100 thousand for the fiscal years ended August 31, 2020 and 2019.

Outstanding Equity Awards at Fiscal Year‑End

There was no outstanding equity award held by Mr. Doan as of the fiscal year ended August 31, 2020.

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

Director Compensation Table

The following table sets forth the total compensation for our non‑employee directors for the year ended August 31, 2020:

	Fees Earned or		All Other
Name	Paid in Cash ($)	Stock Awards ($)	Compensation ($)	Total ($)
Dr. Edward Kuan Hsiung Hsieh	45,000	19,120	—	64,120
Walter Michael Gough	33,000	6,125	—	39,125
Roger Lee	—	6,125	—	6,125
Scott R. Simplot(1)	—	—	—	—

(1)	Mr. Simplot waived any right to compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 13, 2020 with respect to:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of November 13, 2020 and RSUs that will vest within 60 days of November 13, 2020, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Percentage of ownership is based on 4,011,323 shares of common stock outstanding as of November 13, 2020.

Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	1,489,934	(1)	37.1%
J.R. Simplot Company
999 Main Street, Suite 1300 Boise, ID 83702
Trung Tri Doan	536,639	(2)	13.4%

Executive Officers and Directors:
Trung Tri Doan	536,639	(2)	13.4%
Walter Michael Gough	11,068		*
Roger Lee	2,500	(4)	*
Dr. Edward Kuan Hsiung Hsieh	23,571		*
Scott R. Simplot	1,520,970	(1)(3)	37.9%
Christopher Lee	13,500	(5)	*

All executive officers and directors as a group (6 persons)	2,108,248	(4)(5)	52.5%

*	Indicates beneficial ownership of less than 1%.
(1)

Based on a Schedule13D/A filed June 10, 2020, Simplot Taiwan, Inc., a wholly owned subsidiary of J.R. Simplot Company, and J.R. Simplot Company share voting and investment power over all such shares. Scott Simplot is the Chairman of J.R. Simplot Company. Mr. Simplot may be deemed to have shared voting and investment power over the shares held by Simplot Taiwan, Inc. Mr. Simplot disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. Includes 400,000 shares issuable upon exercise of outstanding convertible promissory notes.

(2)	Includes 127,141shares held by The Trung Tri Doan 2010 GRAT, of which Trung Tri Doan is the sole trustee. Includes 66,667 shares issuable upon exercise of outstanding convertible promissory notes.
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

(4)	Includes 2,500 RSUs that vested on September 5, 2020.
(5)	Includes 2,000 RSUs that will vest within 60 days.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2020. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	147	(1)	$159.00	401
Equity compensation plans not approved by security holders	—		—	—
Total	147			401

(1)

Consists of stock options granted under the 2005 Equity Incentive Plan and the 2010 Equity Incentive Plan, and restricted stock units granted under the 2010 Equity Incentive Plan. No additional grants could be made under the 2005 Equity Incentive Plan after December 8, 2010. In April 2014 and July 2019, SemiLEDs’ stockholders approved amendments to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares and 500 thousand shares, respectively. On September 25, 2020, stockholders of SemiLEDs approved an increase in the authorized share reserve under the 2010 plan by an additional 400 thousand shares.

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

Except for the above, since September 1, 2017, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below, some of which represent continuing transactions from prior periods.

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

Item 14. Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

The following table shows the fees and related expenses for audit and other services provided by KCCW Accountancy Corp billed for fiscal year 2020 and 2019. The services described in the following fee table were approved in conformity with the Audit Committee’s pre‑approval process.

	KCCW Accountancy Corp
	2020 Fees	2019 Fees
Audit Services	$173,000	$104,000
Audit-Related Services	—	—
Tax Services	7,000	7,000
All Other Services	—	—
Total	$180,000	$111,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(2) Exhibits:

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certification of Incorporation of Registrant, and amendments thereto	S-1/A	333‑168624	3.1(c)	November 22, 2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8‑K	333‑168624	3.1	April 15, 2016

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	333‑168624	3.1	July 3, 2018

3.4	Amended and Restated Bylaws of Registrant	S‑1/A	333‑168624	3.2(b)	November 22, 2010

4.1	Form of Common Stock Certificate	S‑1/A	333‑168624	4.1	November 22, 2010

4.2(d)	Description of the Registrant’s Securities Under Section 12 of the Securities Exchange Act of 1934	10-K	001-34992	4.2(d)	November 20, 2019

10.1†	2005 Equity Incentive Plan (amended March 1, 2010)	S‑1	333‑168624	10.1	August 6, 2010

10.2†	2010 Equity Incentive Plan, as amended September 25, 2020					X

10.3†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S‑1	333‑168624	10.3	August 6, 2010

10.4†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8‑K	001‑34992	99.1	February 9, 2012

10.5†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8‑K	001‑34992	99.1	February 24, 2012

10.6	Form of Proprietary Information and Inventions Agreement	S‑1/A	333‑168624	10.8	September 14, 2010

10.7	Form of Non‑competition Agreement	S‑1/A	333‑168624	10.9	September 14, 2010

10.8†	Form of Option Agreement for the 2010 Equity Incentive Plan	S‑1/A	333‑168624	10.10	November 16, 2010

10.9†	Form of Indemnification Agreement with directors and officers	S‑1/A	333‑168624	10.11	October 26, 2010

10.10	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and Trung Doan.	10-Q	001-34992	10.1	January 11, 2019

10.11	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and J. R. Simplot Company.	10-Q	001-34992	10.2	January 11, 2019

10.12	The First Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)	10-K	001-34992	10.12	November 20, 2019

10.13	The Second Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)	10-K	001-34992	10.13	November 20, 2019

16.1	Letter from BF Borgers CPA PC to the SEC dated September 2, 2019	8-K	001-34992	16.1	September 3, 2019

21.1	List of Subsidiaries					X

23.1	Consent of KCCW Accountancy Corp, Independent Registered Public Accounting Firm					X

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Management contract or compensatory arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2020	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung Tri Doan Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN	Chairman and Chief Executive Officer (Principal Executive Officer)	November 17, 2020
Trung Tri Doan

/s/ CHRISTOPHER LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 17, 2020
Christopher Lee

/s/ SCOTT R. SIMPLOT	Director	November 17, 2020
Scott R. Simplot

/s/ DR. EDWARD KUAN HSIUNG HSIEH	Director	November 17, 2020
Dr. Edward Kuan Hsiung Hsieh

/s/ GOUGH WALTER MICHAEL	Director	November 17, 2020
Gough Walter Michael

/s/ ROGER LEE	Director	November 17, 2020
Roger Lee

SEMILEDS CORPORATION

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

	Years Ended
	August 31,
	2020	2019
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$195	$477
Charged to bad debt expense	—	—
Write-downs charged against the allowance		(277)
Effect of exchange rate changes	(8)	(5)
Ending balance	$187	$195

	Years Ended
	August 31,
	2020	2019
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$30,983	$35,414
Charged to income tax expense	(285)	(3,908)
Net operating loss carryforward expired	(136)	(194)
Effect of exchange rate changes	1,692	(329)
Ending balance	$32,254	$30,983