Form 10-Q
period 2020-11-30
SemiLEDs Corp
filed 2021-01-14
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,011,323 shares of common stock, par value $0.0000056 per share, outstanding as of January 7, 2021.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30,	August 31,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,693	$2,832
Restricted cash and cash equivalents	87	85
Accounts receivable (including related parties), net of allowance for doubtful accounts of $192 and $187 as of November 30, 2020 and August 31, 2020, respectively	594	1,331
Inventories	2,765	2,476
Prepaid expenses and other current assets	750	781
Total current assets	6,889	7,505
Property, plant and equipment, net	5,621	5,645
Operating lease right of use assets	168	203
Intangible assets, net	88	89
Investments in unconsolidated entities	974	952
Other assets	194	186
TOTAL ASSETS	$13,934	$14,580
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$4,884	$4,750
Accounts payable	424	536
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	2,728	2,654
Other payable to related parties	536	460
Operating lease liabilities, current portion	77	97
Total current liabilities	9,149	8,997
Long-term debt, excluding current installments	2,852	2,909
Operating lease liabilities, less current portion	91	106
Total liabilities	12,092	12,012
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,011 shares issued and outstanding as of both November 30, 2020 and August 31, 2020	—	—
Additional paid-in capital	177,247	177,235
Accumulated other comprehensive income	3,618	3,647
Accumulated deficit	(179,057)	(178,360)
Total SemiLEDs stockholders' equity	1,808	2,522
Noncontrolling interests	34	46
Total equity	1,842	2,568
TOTAL LIABILITIES AND EQUITY	$13,934	$14,580

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2020	2019
Revenues, net	$719	$1,563
Cost of revenues	741	1,045
Gross profit (loss)	(22)	518
Operating expenses:
Research and development	346	430
Selling, general and administrative	681	726
Gain on disposals of long-lived assets	(77)	(79)
Total operating expenses	950	1,077
Loss from operations	(972)	(559)
Other income (expenses):
Interest expenses, net	(92)	(78)
Other income, net	170	157
Foreign currency transaction gain, net	187	158
Total other income, net	265	237
Loss before income taxes	(707)	(322)
Income tax expense	—	—
Net loss	(707)	(322)
Less: Net loss attributable to noncontrolling interests	(10)	(5)
Net loss attributable to SemiLEDs stockholders	$(697)	$(317)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.17)	$(0.09)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	4,013	3,595

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2020	2019
Net loss	$(707)	$(322)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(28)	(23)
Comprehensive loss	(735)	(345)
Comprehensive loss attributable to noncontrolling interests	(9)	(4)
Comprehensive loss attributable to SemiLEDs stockholders	$(726)	$(341)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2020	4,011	$—	$177,235	$3,647	$(178,360)	$2,522	$46	$2,568
Stock-based compensation	—	—	21	—	—	21	—	21
Change ownership in SBDI*	—	—	(9)	—	—	(9)	(3)	(12)
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	(29)	—	(29)	1	(28)
Net loss	—	—	—	—	(697)	(697)	(10)	(707)
BALANCE at November 30, 2020	4,011	$—	$177,247	$3,618	$(179,057)	$1,808	$34	$1,842

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2019	3,594	$—	$175,804	$3,753	$(177,816)	$1,741	$47	$1,788
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	35	—	—	35	—	35
Comprehensive loss:						—		—
Other comprehensive income (loss)	—	—	—	(24)	—	(24)	1	(23)
Net loss	—	—	—	—	(317)	(317)	(5)	(322)
BALANCE at November 30, 2019	3,595	$—	$175,839	$3,729	$(178,133)	$1,435	$43	$1,478

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(707)	$(322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	207
Stock-based compensation expense	21	35
Provisions for inventory write-downs	196	119
Gain on disposals of long-lived assets	(77)	(79)
Changes in :
Accounts receivable	987	(6)
Inventories	(427)	(293)
Prepaid expenses and other assets	48	34
Accounts payable	(138)	(91)
Accrued expenses and other current liabilities	(30)	72
Net cash provided by (used in) operating activities	88	(324)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(41)	(50)
Proceeds from sales of property, plant and equipment	77	79
Payments for development of intangible assets	(6)	(8)
Net cash provided by investing activities	30	21
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(103)
Acquisition of noncontrolling interests	(12)	—
Net cash used in financing activities	(12)	(103)
Change in cash balances included in current assets held for sale	—	(61)
Effect of exchange rate changes on cash and cash equivalents	(241)	(143)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(135)	(610)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	3,012	1,471
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,877	$861
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$22	$97

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, as well as LED chips and lighting products. LED components have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including Taiwan, the United States, Germany and India.

As of November 30, 2020, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based. On November 27, 2019, SemiLEDs entered into a stock purchase agreement (the “Agreement”) with XianChang Ma  (the “Purchaser”) pursuant to which the Purchaser agreed to purchase all of the outstanding shares of the Company’s Hong Kong subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd. for $100,000 and an additional $40,000 for the transaction costs.  The Purchaser paid $140,000 to the Company, and the transaction was completed in January 2020. The Purchaser also subscribed for approximately 4% of the Company’s outstanding common shares on January 17, 2020 (see Note 7).

SemiLEDs’ common stock trades on the NASDAQ Capital Market under the symbol “LEDS”.

2. Summary of Significant Accounting Policies

Basis of Presentation —The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 17, 2020. The unaudited condensed consolidated balance sheet as of August 31, 2020 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of November 30, 2020, the unaudited condensed statements of operations and comprehensive loss for the three months ended November 30, 2020 and 2019, changes in equity for the three months ended November 30, 2020, and cash flows for the three months ended November 30, 2020 and 2019. The results for the three months ended November 30, 2020 are not necessarily indicative of the results to be expected for the year ending August 31, 2021.

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

The Company suffered losses from operations of $2.1 million and $3.7 million, and used net cash in operating activities of $1.0 million and $3.5 million for the years ended August 31, 2020 and 2019, respectively. These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.6 million for the year ended August 31, 2020 compared to $452 thousand for the year ended August 31, 2019. On November 30, 2020, the Company’s cash and cash equivalents had increased to $2.7 million compared to $688 thousand on November 30, 2019, mainly due to the issuance of convertible notes and common stock in private placements. Further, loss from operations and net cash provided by operating activities for the three months ended November 30, 2020 were $972 thousand and $88 thousand, respectively. However, Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of November 30, 2020 and August 31, 2020, the Company’s restricted cash equivalents at current portion amounted $87 thousand and $85 thousand, respectively. As of November 30, 2020 and August 31, 2020, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $97 thousand and $95 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2020 and August 31, 2020, cash and cash equivalents of the Company consisted of the following (in thousands):

	November 30,	August 31,
Cash and Cash Equivalents by Location	2020	2020
United States;
Denominated in U.S. dollars	$179	$251
Taiwan;
Denominated in U.S. dollars	2,424	2,514
Denominated in New Taiwan dollars (NT$)	35	52
Denominated in other currencies	55	15
Total cash and cash equivalents	$2,693	$2,832

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

Net revenues generated from sales to the top ten customers represented 85%  of the Company’s total net revenues for both the three months ended November 30, 2020 and 2019.

The Company’s revenues have been concentrated in a few select markets, including the Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 75% and 89% of the Company’s net revenues for the three months ended November 30, 2020 and 2019, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd., the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 to 12,501,715. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, noncontrolling interest in the Company was increased from zero to 3.31%.  From January 2019 to November 2020, the Company purchased an additional 33,000 shares of Taiwan Bandaoti Zhaoming Co., Ltd. from non-controlling shareholders. Therefore, noncontrolling interest in SBDI was down to 3.05% as of November 30, 2020.

Recent Accounting Pronouncements

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

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2020 and August 31, 2020 consisted of the following (in thousands):

	November 30,	August 31,
	2020	2020
Raw materials	$383	$433
Work in process	936	792
Finished goods	1,446	1,251
Total	$2,765	$2,476

Inventory write-downs to estimated net realizable values were $196 thousand and $119 thousand for the three months ended November 30, 2020 and 2019, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2020 and August 31, 2020 consisted of the following (in thousands):

	November 30,	August 31,
	2020	2020
Buildings and improvements	$14,441	$14,104
Machinery and equipment	34,520	33,977
Leasehold improvements	170	166
Other equipment	2,476	2,384
Construction in progress	9	7
Total property, plant and equipment	51,616	50,638
Less: Accumulated depreciation and amortization	(45,995)	(44,993)
Property, plant and equipment, net	$5,621	$5,645

Intangible Assets

Intangible assets as of November 30, 2020 and August 31, 2020 consisted of the following (in thousands):

	November 30, 2020
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$562	$474	$88
Acquired technology	5	353	353	—
Total		$915	$827	$88

	August 31, 2020
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$550	$461	$89
Acquired technology	5	345	345	—
Total		$895	$806	$89

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2020 and August 31, 2020 consisted of the following (in thousands, except percentages):

	November 30, 2020		August 31, 2020
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	974	Various	952
Total investments in unconsolidated entities		$974		$952

There were no dividends received from unconsolidated entities through November 30, 2020.

Equity Investments without readily determinable fair value

Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investment without readily determinable fair value. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuers.

5. Assets and Liabilities held for sale

In November 2019, the Company entered into a stock purchase agreement to sell all of the outstanding shares of the Company’s Hong Kong Subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd. The Company closed the transaction in January 2020.

As of November 30, 2019, all the assets and liabilities relating to the Company’s Hong Kong Subsidiary were reported as assets and liabilities held-for-sale in the consolidated balance sheets.

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

6. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancellable leases and which expire at various dates between December 2020 and December 2029. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the leasers. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the leases. Lease expense related to these noncancellable operating leases were $40 and $38 thousand for three months ended November 30, 2020 and 2019, respectively.

Balance sheet information related to the Company’s leases is presented below:

November 30, 2020
Assets
Operating lease right of use assets	$168
Liabilities
Operating lease liabilities, current portion	$77
Operating lease liabilities, less current portion	91
Total	$168

The following provides details of the Company’s lease expenses:

Three Months Ended
November 30, 2020
Operating lease expenses, net	$40

Other information related to leases is presented below:

Three Months Ended
November 30, 2020
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$40
Weighted Average Remaining Lease Term:
Operating leases	2.09 years
Weighted Average Discount Rate
Operating leases	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2020 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2021	$62
2022	32
2023	12
2024	12
2025	12
Thereafter	52
Total future minimum lease payments, undiscounted	$182
Less: Imputed interest	(14)
Present value of future minimum lease payments	$168

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $145 thousand and $33 thousand as of November 30, 2020 and August 31, 2020, respectively.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleged that Well Thrive was entitled to the return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case. The judge’s order allowed the Company to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, the Company arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. The Court held a trial on March 2, 2020. After the trial, judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before the end of April 2020. Both sides submitted post-trial briefs and proposed findings of fact on April 30, 2020. On December 21, 2020, the judge, following a hearing, issued her judgment, which orders SemiLEDs to return the $500,000 to Well Thrive, and required both parties, on or before January 6, 2021, to submit information on the appropriate amount of interest to be added. On January 6, 2021, the Company filed a brief arguing that there should not be an award of prejudgment interest and Well Thrive is arguing for the amount of $135,774 in pre-judgment interest. The Company recorded the $500,000 in Advance receipt toward the convertible note under current liabilities as of November 30, 2020.

Except as described above, as of November 30, 2020, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

On May 25, 2020, J.R. Simplot Company, the largest shareholder of the Company, and Trung Doan, the Chairman and Chief Executive Officer of the Company, each converted $300,000 of convertible unsecured promissory notes into 100,000 shares of the Company’s common stock (see Note 11).

8. Stock-based Compensation

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares. On July 31, 2019, the stockholders approved an increase in the authorized share reserve under the 2010 plan by an additional 500 thousand shares, to extend expiration of the 2010 Plan to November 3, 2023, to remove the IRS Code section 162(m) provisions, and to modify the maximum grant limit to 35 thousand shares to one person in a one year period. On September 25, 2020, stockholders approved the amended 2010 Equity Incentive Plan to increase the authorized shares reserve by an additional 400,000 shares.

Prior to SemiLEDs’ initial public offering, the Company had another stock‑based compensation plan (the “2005 Plan”), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms.

A total of 1,421 and 1,021 thousand shares was reserved for issuance under and 2010 Plan as of November 30, 2020 and 2019, respectively. As of November 30, 2020 and 2019, there were 1,092 thousand and 684 thousand shares of common stock available for future issuance under the equity incentive plans.

In November 2020, SemiLEDs granted 15 thousand restricted stock units to its directors, which vest 25% every three months on February 12, 2021, May 12, 2021, August 12, 2021 and November 12, 2021. In the event that the 2021 annual meeting falls before

November 12, 2021, 100% of the stock units shall immediately vest on the date of the 2021 annual meeting. The grant-date fair value of the restricted stock units was $3.00 per unit.

In November 2020, SemiLEDs granted 33 thousand restricted stock units to its employees, which vest 25% every three months on February 12, 2021, May 12, 2021, August 12, 2021 and November 12, 2021 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $3.00 per unit.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended November 30,
	2020	2019
Cost of revenues	$5	$11
Research and development	4	6
Selling, general and administrative	12	18
	$21	$35

9. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2020	2019
Stock units and stock options to purchase common stock	73	30

10. Income Taxes

The Company’s loss before income taxes for the three months ended November 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended November 30,
	2020	2019
U.S. operations	$(137)	$(197)
Foreign operations	(570)	(125)
Loss before income taxes	$(707)	$(322)

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

As of both November 30, 2020 and August 31, 2020, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2016 through 2019 remain open in most jurisdictions. With few exceptions, as of November 30, 2020, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2015. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

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

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements. As of November 30, 2020 and August 31, 2020, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

12. Subsequent Events

On December 21, 2020, the judge, following a hearing, issued her judgment, which orders SemiLEDs to return $500,000 to Well Thrive Ltd., and required both parties, on or before January 6, 2021, to submit information on the appropriate amount of interest to be added. On January 6, 2021, the Company filed a brief arguing that there should not be an award of prejudgment interest and Well Thrive is arguing for the amount of $135,774 in pre-judgment interest. The $500,000 was paid toward a note purchase pursuant to a purchase agreement (see Note 6), and the Company recorded the $500,000 as ‘Advance receipt toward the convertible note’.

The Company has analyzed its operations subsequent to November 30, 2020 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Except for the above, the Company has determined that it does not have any other material subsequent events to disclose in these unaudited condensed consolidated financial statements.

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

•	The inability of our suppliers or other contract manufacturThe impact of the COVID-19 pandemic on our business and the business of our customersers to produce products that satisfy our requirements.
•	Our ability to implement our cost reduction programs and to execute our restructuring plan effectively.
•	Our ability to improve our gross margins, reduce our net losses and restore our operations to profitability.
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
•

Adverse development in those selected markets, including Netherlands, Taiwan, the United States, Germany and India, where our revenues are concentrated, including the impact of the COVID-19 pandemic on customer demand.

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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, or the 2020 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

COVID-19 Pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs. Our workplaces are operating under enhanced measures to ensure the health and safety of our employees, including limiting the visitors coming into our workplace and using videoconferencing for meetings when possible. Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic have adversely affected our customers’ ability or willingness to purchase our products or services, delayed prospective customers’ purchasing decisions, adversely impacted our ability to provide or deliver products and on-site services to our customers, delayed the provisioning of our offerings, or lengthened payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, our largest customer, Revlon, Inc., postponed its regular orders, which decreased our sales revenue for the first quarter ended November 30, 2020. To avoid cash shortage due to the pandemic, we applied and received subsidies from the Taiwan government. Our bank granted us a deferment period for twelve months starting from May 2020. During this period, we do not need to pay the monthly payments of the principal but only the interest. We have also devoted ourselves to new product development and expect these new products could bring in new revenue, offsetting the losses resulted from existing customers’ delayed purchasing. However, given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments, which could have a material adverse effect on our financial position and results of operations.

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

•

General economic conditions and geographic concentration.  Many countries, including the United States and the European Union (the “E.U.”) members, have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including Taiwan, the United States and China (including Hong Kong). Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED - sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project - based purchases and broadening customer base, among other things. For the three months ended November 30, 2020 and 2019, sales to our three largest customers, in the aggregate, accounted for 61% and 66%, respectively, of our revenues.

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

•

Cash position.    Our cash and cash equivalents had increased to $2.7 million as of November 30, 2020 compared to $688 thousand on November 30, 2019, mainly due to the issuance of convertible notes and common stock for private placement. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

Critical Accounting Policies and Estimates

Effective September 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. There was no material impact on our consolidated financial position, results of operations or cash flows due to the adoption.

Effective September 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Change to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, “Fair Value Measurement.” ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. There was no material impact on our consolidated financial position, results of operations or cash flows due to the adoption.

Except as described above, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months ended November 30, 2020 as compared to those disclosed in our 2020 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On November 30, 2020, the exchange rate was 28.81 NT dollars to one U.S. dollar. On January 7, 2021, the exchange rate was 27.98 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2020 Compared to the Three Months Ended November 30, 2019

	Three Months Ended November 30,
	2020		2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$37	5%	$8	1%	$29	363%
LED components	505	70%	1,073	69%	(568)	(53)%
Lighting products	169	24%	78	5%	91	117%
Other revenues(1)	8	1%	404	25%	(396)	(98)%
Total revenues, net	719	100%	1,563	100%	(844)	(54)%
Cost of revenues	741	103%	1,045	67%	(304)	(29)%
Gross profit (loss)	$(22)	(3)%	$518	33%	$(540)	(104)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 54% to $719 thousand for the three months ended November 30, 2020 from $1.6 million for the three months ended November 30, 2019. The decrease in revenues was caused primarily by a $568 thousand decrease in sales of LED components and a $396 thousand decrease in other revenues.

Revenues attributable to the sales of our LED chips represented 5% and 1% of our revenues for the three months ended November 30, 2020 and 2019, respectively. The increase in revenues attributable to sales of LED chips was the result of an increase in the volume of LED chips sold, even though our strategic plan is to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 70% and 69% of our revenues for the three months ended November 30, 2020 and 2019, respectively. The decrease in revenues attributable to sales of LED components was primarily due to the impact of COVID-19 pandemic on customer demand for UV LED components products.

Revenues attributable to the sales of lighting products represented 24% and 5% of our revenues for the three months ended November 30, 2020 and 2019, respectively. Revenues attributable to the sales of lighting products were higher for the three months ended November 30, 2020 primarily due to a seasonal swings in demand on LED luminaries.

Revenues attributable to other revenues represented 1% and 25% of our revenues for the three months ended November 30, 2020 and 2019, respectively. The decrease in revenues attributable to other revenues was primarily due to the non-recurring sale of raw materials in the three months ended November 30, 2020.

Cost of Revenues

Our cost of revenues decreased by 29% from $1.0 million for the three months ended November 30, 2019 to $741 thousand for the three months ended November 30, 2020. The decrease in cost of revenues was primarily due to the decrease in the volume of products sold.

Gross Profit (loss)

Our gross margin decreased from a profit of $518 thousand for the three months ended November 30, 2019 to a loss of $22 thousand for the three months ended November 30, 2020. The decrease was a consequence of the COVID-19 pandemic impact on customer demand, as more fully described above.

Operating Expenses

	Three Months Ended November 30,
	2020		2019
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$346	48%	$430	28%	$(84)	(20)%
Selling, general and administrative	681	95%	726	46%	(45)	(6)%
Gain on disposals of long-lived assets	(77)	(11)%	(79)	(5)%	2	—%
Total operating expenses	$950	131%	$1,077	68%	$(127)	(12)%

Research and development  Our research and development expenses were $346 thousand and $430 thousand for the three months ended November 30, 2020 and 2019, respectively.  The decrease was mainly attributable to a $85 thousand decrease in engineering experiment materials, offset by an increase in depreciation and amortization.

Selling, general and administrative  Our selling, general and administrative expenses decreased from $726 thousand for the three months ended November 30, 2019 to $681 thousand for the three months ended November 30, 2020. The decrease was mainly attributable to decreases in various other expenses including professional service expenses.

Gain on disposal of long-lived assets    We recognized a gain of $77 thousand and $79 thousand on the disposal of long-lived assets for the three months ended November 30, 2020 and 2019, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Three Months Ended November 30,
	2020		2019
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(92)	(13)%	$(78)	(5)%
Other income, net	170	24%	157	10%
Foreign currency transaction gain, net	187	26%	158	10%
Total other income, net	$265	37%	$237	15%

Interest expenses, net   The increase in interest expenses, net was primarily due to the increase in debt balance, resulting from issuance of $2 million of convertible notes in December 2019, and our entry into loan agreements with an aggregate amount of $3.2 million in January 8, 2019, with each of our Chairman and Chief Executive Officer and our largest shareholder.

Other income, net   Other income primarily consists of rental income from the lease of spare space in our Hsinchu building. The increase in other income for the three months ended November 30, 2020, compared to the three months ended November 30, 2019, was primarily due to the slight increase of rental fee.

Foreign currency transaction gain, net  We recognized net foreign currency transaction gain of $187 thousand and $158thousand for the three months ended November 30, 2020 and 2019, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

Net Loss Attributable to Non-controlling Interests

	Three Months Ended November 30,
	2020		2019
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(10)	—%	$(5)	—%

We recognized net loss attributable to non-controlling interests of $10 thousand and $5 thousand for the three months ended November 30, 2020 and 2019, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented 3.05% and 3.29% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd as of November 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of November 30, 2020 and August 31, 2020, we had cash and cash equivalents of $2.7 million and $2.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of January 8, 2021, we had no available credit facility.

Our long-term debt, which consisted of New Taiwan dollar (“NTD”) denominated long-term notes, convertible unsecured promissory notes and loans from the Chairman and the largest shareholder of the Company, totaled both $7.7 million as of November 30, 2020 and August 31, 2020.

Our NT dollar denominated long-term notes totaled $3.1 million as of both November 30, 2020 and August 31, 2020. These long-term notes consisted of two loans, which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million).  The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.465% currently), and was exclusively used to repay the existing loans.  The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 1.845% currently) and is available for operating capital. These loans are secured by an $87 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building. Due to the impact of the COVID-19 pandemic, the bank agreed to give us a deferment period for twelve months starting from May 2020. During this period, we don’t need to pay the monthly payments of the principal but only the interest.

•

Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2020, our outstanding balance on this note payable was approximately $1.9 million.

•

Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $16 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2020, our outstanding balance on this note payable was approximately $1.2 million.

Property, plant and equipment pledged as collateral for our notes payable were $3.6 million as of both November 30, 2020 and August 31, 2020.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements. As of November 30, 2020 and August 31, 2020, these loans totaled $3.2 million. The loans are secured by a second priority security interest on our headquarters building.

On December 6, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our Common stock. As of November 30, 2020 and August 31, 2020, the outstanding principal of these notes totaled $1.4 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2020	2019
Net cash provided by (used in) operating activities	$88	$(324)
Net cash provided by investing activities	$30	$21
Net cash used in financing activities	$(12)	$(103)

Cash Flows Used In Operating Activities

Net cash provided by operating activities for the three month ended November 30, 2020 was $88 thousand and net cash used in operating activities for the three month ended November 30, 2019 was $324 thousand, respectively. The cash flows provided by operating activities for the three months ended November 30, 2020 was $412 thousand more, primarily due to a decrease in accounts receivable, offset partially by an increase in inventory.

Cash Flows provided by In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2020 was $30 thousand, consisting of $77 thousand in proceeds from sale of machinery and equipment, offset partially by a $41 thousand in purchases of machinery and equipment.

Net cash provided by investing activities for the three months ended November 30, 2019 was $21 thousand, consisting of $79 thousand in proceeds from sale of machinery and equipment, offset by a $50 thousand in purchases of machinery and equipment.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2020 was for acquisition of noncontrolling interest, while the three months ended November 30, 2019 was for repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $41 thousand and $50 thousand for the three months ended November 30, 2020 and 2019, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management is continuing to monitor prices and, consistent with the existing contractual commitments, may decrease further our activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of November 30, 2020, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleged that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by us, because there remains some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case. The judge’s order allowed us to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, we arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. The Court held a trial on March 2, 2020. After the trial, the judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before end of April 2020. Both sides submitted post-trial briefs and proposed findings of fact on April 30, 2020. On December 21, 2020, the judge, following a hearing, issued her judgment, which orders SemiLEDs to return the $500,000 to Well Thrive, and required both parties, on or before January 6, 2021, to submit information on the appropriate amount of interest to be added. On January 6, 2021, the Company filed a brief arguing that there should not be an award of prejudgment interest and Well Thrive is arguing for the amount of $135,774 in pre-judgment interest.

Except as described above, there was no material pending legal proceedings or claims as of November 30, 2020.

Item 1A. Risk Factors

There are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2020 Annual Report.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 14, 2021	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)