Form 10-Q
period 2021-02-28
SemiLEDs Corp
filed 2021-04-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,057,823 shares of common stock, par value $0.0000056 per share, outstanding as of April 6, 2021.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 28,	August 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,086	$2,832
Restricted cash and cash equivalents	88	85
Accounts receivable (including related parties), net of allowance for doubtful accounts of $195 and $187 as of February 28, 2021 and August 31, 2020, respectively	800	1,331
Inventories	2,905	2,476
Prepaid expenses and other current assets	743	781
Total current assets	6,622	7,505
Property, plant and equipment, net	5,549	5,645
Operating lease right of use assets	1,672	203
Intangible assets, net	120	89
Investments in unconsolidated entities	992	952
Other assets	172	186
TOTAL ASSETS	$15,127	$14,580
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,023	$4,750
Accounts payable	439	536
Advance receipt toward the convertible note	500	500
Accrued expenses and other current liabilities	2,483	2,654
Other payable to related parties	611	460
Operating lease liabilities, current	126	97
Total current liabilities	9,182	8,997
Long-term debt, excluding current installments	2,777	2,909
Operating lease liabilities, less current portion	1,546	106
Total liabilities	13,505	12,012
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,057 shares and 4,011 shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	—	—
Additional paid-in capital	177,313	177,235
Accumulated other comprehensive income	3,585	3,647
Accumulated deficit	(179,312)	(178,360)
Total SemiLEDs stockholders' equity	1,586	2,522
Noncontrolling interests	36	46
Total equity	1,622	2,568
TOTAL LIABILITIES AND EQUITY	$15,127	$14,580

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenues, net	$1,206	$1,537	$1,925	$3,100
Cost of revenues	965	989	1,706	2,034
Gross profit	241	548	219	1,066
Operating expenses:
Research and development	288	307	634	737
Selling, general and administrative	667	633	1,348	1,359
Gain on disposals of long-lived assets, net	(207)	—	(284)	(79)
Total operating expenses	748	940	1,698	2,017
Loss from operations	(507)	(392)	(1,479)	(951)
Other income (expenses):
Gain on disposal of investment	—	634	—	634
Interest expenses, net	(92)	(100)	(184)	(178)
Other income (losses), net	307	167	477	324
Foreign currency transaction gain, net	38	41	225	199
Total other income, net	253	742	518	979
Income (loss) before income taxes	(254)	350	(961)	28
Income tax expense	—	—	—	—
Net income (loss)	(254)	350	(961)	28
Less: Net income (loss) attributable to noncontrolling interests	1	2	(9)	(3)
Net income (loss) attributable to SemiLEDs stockholders	$(255)	$348	$(952)	$31
Net income (loss) per share attributable to SemiLEDs stockholders:
Basic	$(0.06)	$0.10	$(0.24)	$0.01
Diluted	$(0.06)	$0.08	$(0.24)	$0.01
Shares used in computing net income (loss) per share attributable to SemiLEDs stockholders:
Basic	4,033	3,613	4,023	3,604
Diluted	4,033	4,486	4,023	3,732

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net income (loss)	$(254)	$350	$(961)	$28
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	$(32)	(52)	(60)	(75)
Comprehensive income (loss)	$(286)	$298	$(1,021)	$(47)
Comprehensive income (loss) attributable to noncontrolling interests	$2	$3	$(7)	$(1)
Comprehensive income (loss) attributable to SemiLEDs stockholders	$(288)	$295	$(1,014)	$(46)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

					Accumulated		Total
				Additional	Other		SemiLEDs	Non-
	Common Stock		Subscribed	Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	stock	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2020	4,011	$—	$—	$177,235	$3,647	$(178,360)	$2,522	$46	$2,568
Stock-based compensation	—	—	—	21	—	—	21	—	21
Change ownership in SBDI*	—	—	—	(9)	—	—	(9)	(3)	(12)
Comprehensive income (loss):
Other comprehensive income	—	—	—	—	(29)	—	(29)	1	(28)
Net loss	—	—	—	—	—	(697)	(697)	(10)	(707)
BALANCE—November 30, 2020	4,011	—	—	177,247	3,618	(179,057)	1,808	34	1,842
Issuance of common stock under equity incentive plans	47	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	66	—	—	66	—	66
Comprehensive loss:									—
Other comprehensive income (loss)	—	—	—	—	(33)	—	(33)	1	(32)
Net loss	—	—	—	—	—	(255)	(255)	1	(254)
BALANCE—February 28, 2021	4,058	$—	$-	$177,313	$3,585	$(179,312)	$1,586	$36	$1,622

					Accumulated		Total
				Additional	Other		SemiLEDs	Non-
	Common Stock		Subscribed	Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	stock	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2019	3,594	$—	$—	$175,804	$3,753	$(177,816)	$1,741	$47	$1,788
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—	—
Stock-based compensation		—	—	35	—	—	35	—	35
Comprehensive income (loss):
Other comprehensive income	—	—	—	—	(24)	—	(24)	1	(23)
Net loss	—	—	—	—	—	(317)	(317)	(5)	(322)
BALANCE—November 30, 2019	3,595	—	—	175,839	3,729	(178,133)	1,435	43	1,478
Issuance of common stock under equity incentive plans	28	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	24	—	—	24	—	24
Issuance of common stock for private placement	150	—	600	—	—	—	600	—	600
Issuance of convertible notes	—	—	—	39	—	—	39	—	39
Comprehensive loss:									—
Other comprehensive income (loss)	—	—	—	—	(53)	—	(53)	1	(52)
Net loss	—	—	—	—	—	348	348	2	350
BALANCE—February 28, 2020	3,773	$—	$600	$175,902	$3,676	$(177,785)	$2,393	$46	$2,439

See notes to unaudited condensed consolidated financial statements.

*	SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(961)	$28
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443	412
Stock-based compensation expense	87	59
Provisions for inventory write-downs	396	320
Gain on disposals of long-lived assets, net	(284)	(79)
Gain on disposals of investment	—	(634)
Changes in :
Accounts receivable	810	302
Inventories	(725)	(680)
Prepaid expenses and other	68	69
Accounts payable	(119)	(79)
Accrued expenses and other current liabilities	(340)	88
Net cash used in operating activities	(625)	(194)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(97)	(159)
Proceeds from sales of property, plant and equipment	284	79
Payments for development of intangible assets	(10)	(8)
Net cash provided by (used in) investing activities	177	(88)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	2,000
Repayments of long-term debt	—	(207)
Issuance of common stock for private placement	—	600
Acquisition of noncontrolling interests	(12)	—
Net cash provided by (used in) financing activities	(12)	2,393
Changes in cash balances included in deconsolidated subsidiaries	—	(61)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(275)	(188)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(735)	1,862
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	3,012	1,471
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,277	$3,333
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$8	$47

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

As of February 28, 2021, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based. On November 27, 2019, SemiLEDs entered into a stock purchase agreement (the “Agreement”) with XianChang Ma  (the “Purchaser”) pursuant to which the Purchaser agreed to purchase all of the outstanding shares of the Company’s Hong Kong subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd. for $100,000 and an additional $40,000 for the transaction costs.  The Purchaser paid $140,000 to the Company, and the transaction was completed in January 2020. The Purchaser also subscribed approximately 4% of the Company’s outstanding common shares on January 17, 2020 (see Note 6).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of February 28, 2021, the statements of operations and comprehensive loss for the three and six months ended February 28, 2021 and February 29, 2020, the statement of changes in equity for the three and six months ended February 28, 2021 and February 29, 2020, and the statements of cash flows for the six months ended February 28, 2021 and February 29, 2020. The results for the three or six months ended February 28, 2021 are not necessarily indicative of the results to be expected for the year ending August 31, 2021.

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

The Company suffered losses from operations of $2.1 million and $3.7 million, and net cash used in operating activities of $1.0 million and $3.5 million for the years ended August 31, 2020 and 2019, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.6 million for the year ended August 31, 2020 compared to $452 thousand for the year ended August 31, 2019. Loss from operations for the three and six months ended February 28, 2021 were $507 thousand and $1.5 million, respectively. Net cash used in operating activities for the six months ended February 28, 2021 was $625 thousand. Moreover, at February 28, 2021, the Company’s cash and cash equivalents had decreased to $2.1 million. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. Steady growth of module products and the continued commercial sales of its UV LED product are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focusing on product enhancement and developing its LED products into many other applications or devices.

•

Continuing to monitor prices, work with current and potential vendors to decrease costs and, consistent with its existing contractual commitments, may possibly decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

•	Raising additional cash through potential equity offerings, sales of assets, and/or issuance of debt as considered necessary and looking at other potential business opportunities.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of February 28, 2021 and August 31, 2020, the Company’s restricted cash equivalents at current portion amounted $88 thousand and $85 thousand, respectively. As of February 28, 2021 and August 31, 2020, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $103 thousand and $95 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 28, 2021 and August 31, 2020, cash and cash equivalents of the Company consisted of the following (in thousands):

	February 28,	August 31,
Cash and Cash Equivalents by Location	2021	2020
United States;
Denominated in U.S. dollars	$35	$251
Taiwan;
Denominated in U.S. dollars	1,936	2,514
Denominated in New Taiwan dollars	58	52
Denominated in other currencies	57	15
Total cash and cash equivalents	$2,086	$2,832

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

Net revenues generated from sales to the top ten customers represented 85% and 82% of the Company’s total net revenues for the three and six months ended February 28, 2021 respectively, and 88% and 84% of the Company’s net revenues for the three and six months ended February 29, 2020, respectively.

The Company’s revenues have been concentrated in a few select markets, including the Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 87 % and 83% of the Company’s net revenues for the three and six months ended February 28, 2021, respectively, and 91% and 90% of the Company’s net revenues for the three and six months ended February 29, 2020, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s then wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been received in full amount by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares at the issuance date; as a result, noncontrolling interest in SBDI increased from zero to 3.31%. From January 2019 to February 2021, the Company purchased additional 33,000 common shares of SBDI from non-controlling shareholders. Therefore, noncontrolling interest in SBDI was down to 3.05% as of February 28, 2021.

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), to reduce the complexity associated with applying U.S. GAAP principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible instruments and expand the existing disclosure requirements over earnings per share as it relates to convertible instruments. This ASU will be effective for the fiscal year beginning January 1, 2022 and interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The amendments may be adopted through either a modified retrospective method, or a fully retrospective method. The Company is currently evaluating the impact of adopting ASU 2020-06.

3. Balance Sheet Components

Inventories

Inventories as of February 28, 2021 and August 31, 2020 consisted of the following (in thousands):

	February 28,	August 31,
	2021	2020
Raw materials	$445	$433
Work in process	962	792
Finished goods	1,498	1,251
Total	$2,905	$2,476

Inventory write-downs to estimated net realizable values were $200 thousand and $396 thousand for the three and six months ended February 28, 2021, respectively, and $201 thousand and $320 thousand for the three and six months ended February 29, 2020, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2021 and August 31, 2020 consisted of the following (in thousands):

	February 28,	August 31,
	2021	2020
Buildings and improvements	$14,712	$14,104
Machinery and equipment	33,765	33,977
Leasehold improvements	173	166
Other equipment	2,522	2,384
Construction in progress	—	7
Total property, plant and equipment	51,172	50,638
Less: Accumulated depreciation and amortization	(45,623)	(44,993)
Property, plant and equipment, net	$5,549	$5,645

Intangible Assets

Intangible assets as of February 28, 2021 and August 31, 2020 consisted of the following (in thousands):

	February 28, 2021
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$605	$485	$120
Acquired technology	5	360	360	—
Total		$965	$845	$120

	August 31, 2020
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$550	$461	$89
Acquired technology	5	345	345	—
Total		$895	$806	$89

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 28, 2021 and August 31, 2020 consisted of the following (in thousands, except percentages):

	February 28, 2021		August 31, 2020
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Equity investment without readily determinable fair value	Various	$992	Various	$952
Total investments in unconsolidated entities		$992		$952

There were no dividends received from unconsolidated entities through February 28, 2021.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancelable and which expire at various dates between December 2021 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $40 thousand and $81 thousand for three months and six months ended February 28, 2021. Lease expense related to these noncancelable operating leases was $38 thousand and $76 thousand for three months and six months ended February 29, 2020.

Balance sheet information related to the Company’s leases is presented below:

February 28, 2021
Assets
Operating lease right of use assets	$1,672
Liabilities
Operating lease liabilities, current portion	$126
Operating lease liabilities, less current portion	1,546
Total	$1,672

The following provides details of the Company’s lease expenses:

Six Months Ended
February 28, 2021
Operating lease expenses, net	$81

Other information related to leases is presented below:

Six Months Ended
February 28, 2021
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$81
Weighted Average Remaining Lease Term:
Operating leases	12.35 years
Weighted Average Discount Rate
Operating leases	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of February 28, 2021 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2021	$81
2022	121
2023	100
2024	100
2025	100
Thereafter	1,403
Total future minimum lease payments, undiscounted	1,905
Less: Imputed interest	233
Present value of future minimum lease payments	$1,672

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $108 thousand and $33 thousand as of February 28, 2021 and August 31, 2020, respectively.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. The Court held a trial on March 2, 2020. After the trial, judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before the end of April 2020. Both sides submitted post-trial briefs and proposed findings of fact on April 30, 2020. On December 21, 2020, the judge, following a hearing, issued her judgment, which ordered SemiLEDs to return the $500,000 to Well Thrive, and required both parties, on or before January 6, 2021, to submit information on the appropriate amount of interest to be added. On January 6, 2021, the Company filed a brief arguing that there should not be an award of prejudgment interest, and Well Thrive is arguing for the amount of $135,774 in pre-judgment interest. As of the date of filing this report, the judge has not yet decided on the interest issue.  On January 20, 2021, the Company filed a notice of appeal from the judgment in the U.S. Third Circuit Court of Appeals. The Court of Appeals has not yet set a briefing schedule and has not yet scheduled any argument. The Company recorded the $500,000 in advance receipt toward the convertible note under current liabilities as of February 28, 2021.

Except as described above, as of February 28 2021, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

On May 25, 2020, J.R. Simplot Company, the largest shareholder of the Company, and Trung Doan, the Chairman and Chief Executive Officer of the Company, each converted $300,000 of convertible unsecured promissory notes into 100,000 shares of the Company’s common stock (see Note 10).

7. Stock-based Compensation

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares. On July 31, 2019, the stockholders approved an increase in the authorized share reserve under the 2010 plan by an additional 500 thousand shares, to extend expiration of the 2010 Plan to November 3, 2023, to remove the IRS Code section 162(m) provisions, and to modify the maximum grant limit to 35 thousand shares to one person in a one year period. On September 25, 2020, stockholders approved the amended 2010 Equity Incentive Plan to increase the authorized shares reserve by an additional 400 thousand shares.

Prior to SemiLEDs’ initial public offering, the Company had another stock‑based compensation plan (the “2005 Plan”), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms.

A total of 1,421 thousand and 1,021 thousand shares was reserved for issuance under the 2010 Plan, respectively, as of February 28, 2021 and February 29, 2020. As of February 28, 2021 and February 29, 2020, there were 1,048 thousand and 548 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In November 2020, SemiLEDs granted 15 thousand restricted stock units to its directors, which vested 25% on February 12, 2021 and will vest 25% every three months on May 12, 2021, August 12, 2021 and November 12, 2021. In the event that the 2021 annual meeting falls before November 12, 2021, 100% of the stock units shall immediately vest on the date of the 2021 annual meeting. The grant-date fair value of the restricted stock units was $3.00 per unit.

In November 2020, SemiLEDs granted 33 thousand restricted stock units to its employees, which vested 25% on February 12, 2021 and will vest 25% every three months on May 12, 2021, August 12, 2021 and November 12, 2021 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $3.00 per unit.

In January 2020, SemiLEDs granted 136 thousand restricted stock units to its employees, which vested 25% on January 10, 2021 and will vest 25% each year on January 10 of 2022, 2023 and 2024 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.39 per unit.

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

A summary of the stock-based compensation expense for the three and six months ended February 28, 2021 and February 29, 2020 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Cost of revenues	$18	$6	$23	$17
Research and development	15	5	19	11
Selling, general and administrative	33	13	45	31
	$66	$24	$87	$59

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Stock units and stock options to purchase common stock	72	—	69	—

9. Income Taxes

The Company’s income (loss) before income taxes for the three and six months ended February 28, 2021 and February 29, 2020 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
U.S. operations	$(201)	$410	$(338)	$209
Foreign operations	(53)	(60)	(623)	(181)
Income (loss) before income taxes	$(254)	$350	$(961)	$28

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

As of both February 28, 2021 and August 31, 2020, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2016 through 2019 remain open in most jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2015.

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

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. In February 2021, the loan agreements were extended with the same principal amount and interest rate for one year, which is due on January 15, 2022.  As of February 28, 2021 and August 31, 2020, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

11. Subsequent Events

The Company has analyzed its operations subsequent to February 28, 2021 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

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

•	Declining cash position.
•	The outcome of the pending appeal of the trial verdict ordering us to return the $500,000 partial payment of the uncompleted $1.6 million note financing and potentially pay pre-judgment interest.
•

Our ability to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations, the difficulty of which may increase if our common stock is delisted from the NASDAQ Stock Market.

•	Our ability to regain compliance with the minimum stockholders’ equity requirement to avoid our stock being delisted from the Nasdaq Capital Market.
•	The impact of the COVID-19 pandemic on our business and the business of our customers.
•	The inability of our suppliers or other contract manufacturers to produce products that satisfy our requirements.
•	Our ability to implement our cost reduction programs and to execute our restructuring plan effectively.
•	Our ability to improve our gross margins, reduce our net losses and restore our operations to profitability.
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

•

Adverse development in those selected markets, including the Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India, where our revenues are concentrated, including the impact of the COVID-19 pandemic on customer demand.

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

•	Loss of customers.
•	Failure of our strategy of marketing and selling our products in jurisdictions with limited intellectual property enforcement regimes.
•	Lack of marketing and distribution success by our third-party distributors.
•	Our customers’ ability to produce and sell products incorporating our LED products.
•	Our failure to adequately prevent disclosure of trade secrets and other proprietary information.
•	Ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting.
•	Our ability to profit from future joint ventures, investments, acquisitions and other strategic alliances.
•	Impairment of long-lived assets or investments.
•	Undetected defects in our products that harm our sales and reputation and adversely affect our manufacturing yields.
•	The availability of adequate and timely supply of electricity and water for our manufacturing facilities.
•	Our ability to comply with existing and future environmental laws and the cost of such compliance.
•	The ability of SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, to make dividends and other payments to SemiLEDs Corporation.
•	Our ability to obtain necessary regulatory approvals to make further investments in Taiwan SemiLEDs.
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

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2020 Annual Report, and in other filings with the SEC.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

COVID-19 Pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs. Our workplaces are operating under enhanced measures to ensure the health and safety of our employees, including limiting the visitors coming into our workplace and using videoconferencing for meetings when possible. Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic have adversely affected our customers’ ability or willingness to purchase our products or services, delayed prospective customers’ purchasing decisions, adversely impacted our ability to provide or deliver products and on-site services to our customers, delayed the provisioning of our offerings, or lengthened payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, our largest customer, Revlon, Inc., postponed its regular orders, which has decreased our sales revenue for the six months ended February 28, 2021, and we cannot foresee any order from Revlon after the ordered products being shipped. To avoid cash shortage due to the pandemic, we applied and received subsidies from the Taiwan government. Our bank granted us a deferment period for twelve months starting from May 2020. During this period, we do not need to pay the monthly payments of the principal but only the interest. We have also devoted ourselves to new product development and expect these new products could bring in new revenue, offsetting the losses resulted from existing customers’ delayed purchasing. However, given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments, which could have a material adverse effect on our financial position and results of operations.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the six months ended February 28, 2021, sales to our three largest customers, in the aggregate, accounted for 64% and 54% of our revenues, respectively.

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

•

Cash position. Our cash and cash equivalents decreased to $2.1 million as of February 28, 2021 primarily due to the net cash used in operating activities. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates” for more information about our liquidity plans.

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

Except as described above, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months and six months ended February 28, 2021 as compared to those disclosed in our 2020 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On February 28, 2021, the exchange rate was 28.28 NT dollars to one U.S. dollar. On April 6, 2021, the exchange rate was 28.49 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 28, 2021 Compared to the Three Months Ended February 29, 2020

	Three Months Ended
	February 28, 2021		February 29, 2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$50	4%	$36	2%	$14	39%
LED components	752	62%	808	53%	(56)	(7)%
Lighting products	152	13%	124	8%	28	23%
Other revenues(1)	252	21%	569	37%	(317)	(56)%
Total revenues, net	1,206	100%	1,537	100%	(331)	(22)%
Cost of revenues	965	80%	989	64%	(24)	(2)%
Gross profit	$241	20%	$548	36%	$(307)	(56)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 22% to $1.2 million for the three months ended February 28, 2021 from $1.5 million for the three months ended February 29, 2020. The decrease in revenues was driven primarily by a $56 thousand decrease in sales of LED components and a $317 thousand decrease in other revenue, offset in part by a $14 thousand increase in LED chips and a $28 thousand increase in lighting products.

Revenues attributable to the sales of our LED chips were $50 thousand and $36 thousand, representing 4% and 2%, respectively, of our revenues for the three months ended February 28, 2021 and February 29, 2020, the increase was primarily due to varying volumes sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components were $752 thousand and $808 thousand, representing 62% and 53%, respectively, of our revenues for the three months ended February 28, 2021 and February 29, 2020. The decrease in revenues attributable to sales of LED components was primarily due to the impact of COVID-19 pandemic on customer demand for UV LED components products.

Revenues attributable to the sales of lighting products represented 13% and 8% of our revenues for the three months ended February 28, 2021 and February 29, 2020, respectively. Revenues attributable to the sales of lighting products were slightly higher for the three months ended February 29, 2020 primarily due to more volumes sold.

Revenues attributable to other revenues represented 21% and 37% of our revenues for the three months ended February 28, 2021 and February 29, 2020, respectively. The decrease in revenues attributable to other revenues was primarily due to no sale of raw materials in the three months ended February 28, 2021.

Cost of Revenues

Our cost of revenues decreased by 2% from $989 thousand for the three months ended February 29, 2020 to $965 thousand for the three months ended February 28, 2021. The decrease in cost of revenues was primarily due to the decrease in the volume of products sold.

Gross Profit

Our gross profit decreased from $548 thousand for the three months ended February 29, 2020 to $241 thousand for the three months ended February 28, 2021. The decrease was primarily a consequence of the COVID-19 pandemic impact on customer demand, as more fully described above.

Operating Expenses

	Three Months Ended
	February 28, 2021		February 29, 2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$288	24%	$307	20%	$(19)	(6)%
Selling, general and administrative	667	55%	633	41%	34	5%
Gain on disposals of long-lived assets, net	(207)	(17)%	—	—%	(207)	(100)%
Total operating expenses	$748	62%	$940	61%	$(192)	(20)%

Research and development

Our research and development expenses were $288 thousand and $307 thousand for the three months ended February 28, 2021 and February 29, 2020, respectively. The decrease was primary due to an $11 thousand decrease in payroll and compensation and a $21 thousand decrease in material and supplies used for our new products, offset partially by an increase in depreciation and amortization.

Selling, general and administrative

Our selling, general and administrative expenses increased from $633 thousand for the three months ended February 29, 2020 to $667 thousand for the three months ended February 28, 2021. The increase was mainly attributable to increases in stock-based compensation and in various other expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $207 thousand on the disposal of long-lived assets for the three months ended February 28, 2021. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Three Months Ended
	February 28, 2021		February 29, 2020
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Gain on disposal of investment	$—	—%	$634	41%
Interest expenses, net	(92)	(8)	(100)	(7)%
Other income (expenses), net	307	25%	167	11%
Foreign currency transaction gain, net	38	3%	41	3%
Total other income (expenses), net	$253	21%	$742	48%

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

Interest expenses, net The decrease in interest expenses, net was primarily due to the decrease in debt balance, resulting from the conversion of $600,000 of convertible notes into 200,000 shares of the Company’s common stock in May 2020.

Other income (expenses), net Other income (expenses), net increase from $167 thousand for the three months ended February 29, 2020, to $307 thousand for the three months ended February 28, 2021, primarily due to subsidies received from the Taiwan government for the COVID-19 pandemic.

Foreign currency transaction gain, net  We recognized a net foreign currency transaction gain of $38 thousand and $41 thousand for the three months ended February 28, 2021 and February 29, 2020, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2021 and was zero for fiscal 2020, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

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

Net Income Attributable to Noncontrolling Interests

Three Months Ended
	February 28, 2021		February 29, 2020
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$1	—%	$2	—%

We recognized net income attributable to non-controlling interests of $1 thousand and $2 thousand for the three months ended February 28, 2021 and February 29, 2020, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented 3.05% and 3.29% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd, as of February 28, 2021 and February 29, 2020, respectively.

Six Months Ended February 28, 2021 Compared to the Six Months Ended February 29, 2020

	Six Months Ended
	February 28, 2021		February 29, 2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$87	4%	$44	1%	$43	98%
LED components	1,257	65%	1,881	61%	(624)	(33)%
Lighting products	321	17%	202	7%	119	59%
Other revenues(1)	260	14%	973	31%	(713)	(73)%
Total revenues, net	1,925	100%	3,100	100%	(1,175)	(38)%
Cost of revenues	1,706	89%	2,034	66%	(328)	(16)%
Gross profit	$219	11%	$1,066	34%	$(847)	(79)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 38% from $3.1 million for the six months ended February 29, 2020 to $1.9 million for the six months ended February 28, 2021. The $1.2 million decrease in revenues reflects a $624 thousand decrease in sales of LED components and a $713 thousand decrease in revenues attributable to other revenue, offset by a $43 thousand increase in sales of LED chips and a $119 thousand increase in revenues attributable to sales of lighting products.

Revenues attributable to the sales of our LED chips represented 4% and 1% of our revenues for the six months ended February 28, 2021 and February 29, 2020, respectively. The increase in revenues attributable to sales of LED chips was a result of an increase in the volume of LED chips sold.

Revenues attributable to the sales of our LED components were $1.3 million and $1.9 million, representing 65% and 61%, respectively, of our revenues for the six months ended February 28, 2021 and February 29, 2020. The decrease in revenues attributable to sales of LED components was primarily due to the impact of COVID-19 pandemic on customer demand for UV LED components products.

Revenues attributable to the sales of lighting products represented 17% and 7% of our revenues for the six months ended February 28, 2021 and February 29, 2020, respectively. Revenues attributable to the sales of lighting products was $119 thousand higher for the six months ended February 28, 2021 primarily due to a seasonal swing in demand on LED luminaries.

Revenues attributable to other revenues represented 14% and 31% of our revenues for the six months ended February 28, 2021 and February 29, 2020, respectively. The decrease in revenues attributable to other revenues was primarily due to no sale of raw materials in the six months ended February 28, 2021.

Cost of Revenues

Our cost of revenues decreased by 16% from $2.0 million for the six months ended February 29, 2020 to $1.7 million for the six months ended February 28, 2021. The decrease in cost of revenues was primarily due to the decrease in the volume of products sold.

Gross Profit

Our gross profit decreased from $1.1 million for the six months ended February 29, 2020 to $219 thousand for the six months ended February 28, 2021. Our gross margin percentage was 11% for the six months ended February 28, 2021, as compared to 34% for the six months ended February 29, 2020 as a consequence of the COVID-19 pandemic impact on customer demand, as more fully described above.

Operating Expenses

	Six Months Ended
	February 28, 2021		February 29, 2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$634	33%	$737	24%	$(103)	(14)%
Selling, general and administrative	1,348	70%	1,359	44%	(11)	(1)%
Gain on disposals of long-lived assets, net	(284)	(15)%	(79)	(3)%	(205)	259%
Total operating expenses	$1,698	88%	$2,017	65%	$(319)	—%

Research and development

Our research and development expenses were $634 thousand and $737 thousand for the six months ended February 28, 2021 and February 29, 2020, respectively. The decrease was primary due to a $105 thousand decrease in materials and supplies used for our new products and a $9 decrease in payroll and compensation expense, offset partially by an increase in depreciation and amortization expense.

Selling, general and administrative

Our selling, general and administrative expenses were $1.4 million for both the six months ended February 29, 2020 and February 28, 2019. The slight decrease was mainly attributable to a $33 thousand decrease in professional service fee, offset partially by increases in stock-based compensation and in various other expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $284 thousand and $79 thousand on the disposal of long-lived assets for the six months ended February 28, 2021 and February 29, 2020, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Six Months Ended
	February 28, 2021		February 29, 2020
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Gain on disposal of investment	$—	—%	$634	21%
Interest expenses, net	(184)	(9)%	(178)	(5)%
Other income (expenses), net	477	25%	324	10%
Foreign currency transaction gain, net	225	12%	199	6%
Total other income (expenses), net	$518	27%	$979	32%

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

Interest expenses, net  The increase in interest expenses, net was primarily due to the issuance of $2 million of convertible notes in December 2019, and our entry into an aggregate amount of $3.2 million of loan agreements in January 8, 2019, with each of our Chairman and Chief Executive Officer and our largest shareholder, offset by the conversion of $600,000 of convertible notes into 200,000 shares of the Company’s common stock in May 2020.

Other income (expenses), net  Other income for the six months ended February 28, 2021 primarily consist of rental income from the lease of spare space in our Hsinchu building and subsidies received from the Taiwan government for COVID-19 pandemic. Other income for the six months ended February 29, 2020 primarily consist of rental income from the lease of spare space in our Hsinchu building.

Foreign currency transaction gain, net  We recognized net foreign currency transaction gain of $225 thousand and $199 thousand for the six months ended February 28, 2021 and February 29, 2020, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2021 and was zero for fiscal 2020, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

Six Months Ended
	February 28, 2021		February 29, 2020
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net loss attributable to noncontrolling interests	$(9)	—%	$(3)	—

We recognized net loss attributable to non-controlling interests of $9 thousand $3 thousand for the six months ended February 28, 2021 and February 29, 2020, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented 3.05% and 3.29% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd., as of February 28, 2021 and February 29, 2020.

Liquidity and Capital Resources

As of February 28, 2021 and August 31, 2020, we had cash and cash equivalents of $2.1 million and $2.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of April 6, 2021, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $7.8 million and $7.7 million as of February 28, 2021 and August 31, 2020, respectively.

Our NT dollar denominated long-term notes totaled $3.2 million and $3.1 million as of February 28, 2021 and August 31, 2020, respectively. These long-term notes consisted of two loans, which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million).  The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.465% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 1.845% currently) and is available for operating capital. These loans are secured by an $88 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building. Due to the impact of the COVID-19 pandemic, the bank agreed to give us a deferment period for twelve months starting from May 2020. During this period, we don’t need to pay the monthly payments of the principal but only the interest.

•

Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $23 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 28, 2021, our outstanding balance on this note payable was approximately $2.0 million.

•

Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $14 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 28, 2021, our outstanding balance on this note payable was approximately $1.2 million.

Property, plant and equipment pledged as collateral for our notes payable were both $3.6 million as of February 28, 2021 and August 31, 2020.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%.  All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015.  We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. In February 2021, the loan agreements were extended with the same principal amount and interest rate for one year, which is due on January 15, 2022. As of February 28, 2021 and August 31, 2020, these loans totaled $3.2 million. The Loans are secured by a second priority security interest on our headquarters building.

On December 6, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our Common stock. As of February 28, 2021 and August 31, 2020, the outstanding principal of these notes totaled $1.4 million.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $544 thousand and $3.6 million during the years ended August 31, 2020 and 2019, respectively. Net cash used in operating activities for the year ended August 31, 2020 was $1.0 million. As of August 31, 2020, we had cash and cash equivalents of $2.8 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity to our stockholders.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 28, 2021	February 29, 2020
Net cash used in operating activities	$(625)	$(194)
Net cash provided by (used in) investing activities	$177	$(88)
Net cash provided by (used in) financing activities	$(12)	$2,393

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended February 28, 2021 and February 29, 2020 were $625 thousand and $194 thousand, respectively. The $431 thousand increase in cash flows used in operating activities for the six months ended February 28, 2021 was primary attributable to an increase of $725 thousand in inventories and a decrease of $340 thousand in accrued expenses and other current liabilities, offset partially by $810 thousand in cash collected from customers.

Cash Flows Provided By (Used In) Investing Activities

Net cash provided by investing activities for the six months ended February 28, 2021 was $177 thousand, consisting primarily of $284 thousand of proceeds from the sales of machinery and equipment, offset in part by $97 thousand of purchases of machinery and equipment.

Net cash used in investing activities for the six months ended February 29, 2020 was $88 thousand, consisting primarily of $159 thousand of purchases of machinery and equipment, offset in part by the proceeds from the sales of machinery and equipment.

Cash Flows Provided By (Used In) Financing Activities

Net cash used in financing activities for the six months ended February 28, 2021 was $12 thousand for acquisition of noncontrolling interest.

Net cash provided by financing activities for the six months ended February 29, 2020 was $2.4 million, consisting primarily of $2 million of proceeds from convertible notes, and $600 thousand of issuance of common stocks, offset in part by the repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $97 thousand and $159 thousand for the six months ended February 28, 2021 and February 29, 2020, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of February 28, 2021, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 28, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 28, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleged that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. The Court held a trial on March 2, 2020. After the trial, the judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before end of April 2020. Both sides submitted post-trial briefs and proposed findings of fact on April 30, 2020. On December 21, 2020, the judge, following a hearing, issued her judgment, which ordered SemiLEDs to return the $500,000 to Well Thrive, and required both parties, on or before January 6, 2021, to submit information on the appropriate amount of interest to be added. On January 6, 2021, the Company filed a brief arguing that there should not be an award of prejudgment interest and Well Thrive is arguing for the amount of $135,774 in pre-judgment interest. As of the date of filing this report, the judge has not yet decided on the interest issue.  On January 20, 2021, the Company filed a notice of appeal from the judgment in the U.S. Third Circuit Court of Appeals. The Court of Appeals has not yet set a briefing schedule and has not yet scheduled any argument.

Except as described above, there was no material pending legal proceedings or claims as of February 28, 2021.

Item 1A. Risk Factors

Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2020 Annual Report.

We may fail to qualify for continued listing on NASDAQ which could make it more difficult for investors to sell their shares.

Our common stock trades on the Nasdaq Capital Market. To maintain that listing, we must satisfy the continued listing requirements of Nasdaq for inclusion in the Nasdaq Capital Market. On January 19, 2021, we received a notice from The Nasdaq Stock Market indicating that we do not meet the minimum of $2,500,000 in stockholders’ equity required by Listing Rule 5550(b)(1) for continued listing.  We also do not meet the alternatives of market value of listed securities or net income from continuing operations. On February 5, 2021, we submitted a plan to regain compliance to The Nasdaq Stock Market. Under the listing rule, if the plan is accepted by The Nasdaq Stock Market, an extension of up to 180 calendar days from January 19, 2021 will be granted. A representative of The Nasdaq Stock Market advised us in late February, that they would not make a decision on whether to accept our compliance plan until after we file this quarterly report. If The Nasdaq Stock Market does not accept our plan, we will have the opportunity to appeal that decision to a Hearings Panel.

Even though we intend to regain compliance with the Rule, there can be no assurance that our plan will be accepted or that we will be able to implement our intention, regain and maintain compliance with the continued listing requirements or that our common stock will not be delisted from Nasdaq in the future. If our common stock is delisted by Nasdaq, we expect prices for our common stock to be quoted on one of the OTC Markets or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMILEDS CORPORATION
(Registrant)

Dated:	April 12, 2021	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)