Form 10-Q
period 2021-05-31
SemiLEDs Corp
filed 2021-07-13
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,104,188 shares of common stock, par value $0.0000056 per share, outstanding as of July 6, 2021.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31,	August 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,666	$2,832
Restricted cash and cash equivalents	90	85
Accounts receivable (including related parties), net of allowance for doubtful accounts of $200 and $187 as of May 31, 2021 and August 31, 2020, respectively	1,067	1,331
Inventories	3,618	2,476
Prepaid expenses and other current assets	744	781
Total current assets	7,185	7,505
Property, plant and equipment, net	5,462	5,645
Operating lease right of use assets	1,676	203
Intangible assets, net	130	89
Investments in unconsolidated entities	1,015	952
Other assets	169	186
TOTAL ASSETS	$15,637	$14,580
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,125	$4,750
Accounts payable	530	536
Advance receipt toward convertible note	500	500
Accrued expenses and other current liabilities	2,836	2,654
Other payable to related parties	688	460
Operating lease liabilities, current	114	97
Total current liabilities	9,793	8,997
Long-term debt, excluding current installments	2,710	2,909
Operating lease liabilities, less current portion	1,562	106
Total liabilities	14,065	12,012
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,069 shares and 4,011 shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively	—	—
Additional paid-in capital	177,361	177,235
Accumulated other comprehensive income	3,543	3,647
Accumulated deficit	(179,376)	(178,360)
Total SemiLEDs stockholders' equity	1,528	2,522
Noncontrolling interests	44	46
Total equity	1,572	2,568
TOTAL LIABILITIES AND EQUITY	$15,637	$14,580

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenues, net	$1,439	$1,569	$3,364	$4,669
Cost of revenues	775	1,153	2,481	3,187
Gross profit	664	416	883	1,482
Operating expenses:
Research and development	528	375	1,162	1,112
Selling, general and administrative	730	782	2,078	2,141
Gain on disposals of long-lived assets, net	(2)	—	(286)	(79)
Total operating expenses	1,256	1,157	2,954	3,174
Loss from operations	(592)	(741)	(2,071)	(1,692)
Other income (expenses):
Gain on disposal of investment	—	—	—	634
Interest expenses, net	(94)	(95)	(278)	(273)
Other income, net	474	270	951	594
Foreign currency transaction gain, net	155	57	380	256
Total other income, net	535	232	1,053	1,211
Loss before income taxes	(57)	(509)	(1,018)	(481)
Income tax expense	—	—	—	—
Net loss	(57)	(509)	(1,018)	(481)
Less: Net (loss) income attributable to noncontrolling interests	7	4	(2)	1
Net loss attributable to SemiLEDs stockholders	$(64)	$(513)	$(1,016)	$(482)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.02)	$(0.14)	$(0.25)	$(0.13)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	4,060	3,738	4,036	3,806

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net loss	$(57)	$(509)	$(1,018)	$(481)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(41)	(9)	(101)	(84)
Comprehensive loss	$(98)	$(518)	$(1,119)	$(565)
Comprehensive loss attributable to noncontrolling interests	$8	$4	$1	$3
Comprehensive loss attributable to SemiLEDs stockholders	$(106)	$(522)	$(1,120)	$(568)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

					Accumulated		Total
				Additional	Other		SemiLEDs	Non-
	Common Stock		Subscribed	Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Stock	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2019	3,594	$—	$—	$175,804	$3,753	$(177,816)	$1,741	$47	$1,788
Issuance of common stock under equity incentive plans	1	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	35	—	—	35	—	35
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	—	(24)	—	(24)	1	(23)
Net loss	—	—	—	—	—	(317)	(317)	(5)	(322)
BALANCE—November 30, 2019	3,595	—	—	175,839	3,729	(178,133)	1,435	43	1,478
Issuance of common stock under equity incentive plans	28	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	24	—	—	24	—	24
Issuance of common stock for private placement	—	—	600	—	—	—	600	—	600
Issuance of convertible notes	—	—	—	39	—	—	39	—	39
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	—	(53)	—	(53)	1	(52)
Net income	—	—	—	—	—	348	348	2	350
BALANCE—February 29, 2020	3,623	—	600	175,902	3,676	(177,785)	2,393	46	2,439
Stock-based compensation	—	—	—	21	—	—	21	—	21
Issuance of common stock for private placement	183	—	(600)	700	—	—	100	—	100
Conversion of notes into common stocks	200	—	—	592	—	—	592	—	592
Change ownership in SBDI*	—	—	—	(1)	—	—	(1)	(1)	(2)
Comprehensive income (loss):
Other comprehensive loss	—	—	—	—	(9)	—	(9)	—	(9)
Net income (loss)	—	—	—	—	—	(513)	(513)	4	(509)
BALANCE—May 31, 2020	4,006	$—	$—	$177,214	$3,667	$(178,298)	$2,583	$49	$2,632
					Accumulated		Total
				Additional	Other		SemiLEDs	Non-
	Common Stock		Subscribed	Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Stock	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2020	4,011	$—	$—	$177,235	$3,647	$(178,360)	$2,522	$46	$2,568
Stock-based compensation	—	—	—	21	—	—	21	—	21
Change ownership in SBDI*	—	—	—	(9)	—	—	(9)	(3)	(12)
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	—	(29)	—	(29)	1	(28)
Net loss	—	—	—	—	—	(697)	(697)	(10)	(707)
BALANCE—November 30, 2020	4,011	—	—	177,247	3,618	(179,057)	1,808	34	1,842
Issuance of common stock under equity incentive plans	47	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	66	—	—	66	—	66
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	—	(33)	—	(33)	1	(32)
Net income (loss)	—	—	—	—	—	(255)	(255)	1	(254)
BALANCE—February 28, 2021	4,058	—	—	177,313	3,585	(179,312)	1,586	36	1,622
Issuance of common stock under equity incentive plans	11	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	48	—	—	48	—	48
Comprehensive loss:
Other comprehensive loss	—	—	—	—	(42)	—	(42)	1	(41)
Net (loss) income	—	—	—	—	—	(64)	(64)	7	(57)
BALANCE—May 31, 2021	4,069	$—	$-	$177,361	$3,543	$(179,376)	$1,528	$44	$1,572

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended
	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,018)	$(481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	674	623
Stock-based compensation expense	135	80
Provisions for inventory write-downs	555	571
Gain on disposals of long-lived assets, net	(286)	(79)
Gain on disposals of investments	—	(634)
Changes in :
Accounts receivable, net	576	(131)
Inventories	(1,536)	(1,084)
Prepaid expenses and other	80	95
Accounts payable	(35)	60
Accrued expenses and other current liabilities	29	194
Net cash used in operating activities	(826)	(786)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(111)	(226)
Proceeds from sales of property, plant and equipment	291	79
Payments for development of intangible assets	(12)	(14)
Net cash provided by (used in) investing activities	168	(161)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	2,000
Repayments of long-term debt	(43)	(279)
Issuance of common stock for private placement	—	700
Acquisition of noncontrolling interests	(12)	(2)
Net cash (used in) provided by financing activities	(55)	2,419
Changes in cash balance included in deconsolidated subsidiaries	—	(61)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(438)	(228)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,151)	1,183
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	3,012	1,471
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,861	$2,654
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$3	$34

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, as well as LED chips and lighting products. LED components have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India.

As of May 31, 2021, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based. On November 27, 2019, SemiLEDs entered into a stock purchase agreement (the “Agreement”) with XianChang Ma  (the “Purchaser”) pursuant to which the Purchaser agreed to purchase all of the outstanding shares of the Company’s Hong Kong subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd. for $100,000 and an additional $40,000 for the transaction costs.  The Purchaser paid $140,000 to the Company, and the transaction was completed in January 2020. The Purchaser also subscribed for approximately 4% of the Company’s outstanding common shares on January 17, 2020 (see Note 6).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2021, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2021 and 2020, the statement of changes in equity for the three and nine months ended May 31, 2021 and 2020, and the statements of cash flows for the nine months ended May 31, 2021 and 2020. The results for the three or nine months ended May 31, 2021 are not necessarily indicative of the results to be expected for the year ending August 31, 2021.

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

The Company suffered losses from operations of $2.1 million and $3.7 million, and net cash used in operating activities of $1.0 million and $3.5 million for the years ended August 31, 2020 and 2019, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.6 million for the year ended August 31, 2020 compared to $452 thousand for the year ended August 31, 2019.  Loss from operations for the three and nine months ended May 31, 2021 was $592 thousand and $2.1 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2021 was $826 thousand. Moreover, at May 31, 2021, the Company’s cash and cash equivalents had decreased to $1.7 million. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

•

Raising additional cash through potential equity offerings, including sales through an at-the-market, or ATM, program, sales of assets and/or issuance of debt as considered necessary and looking at other potential business opportunities.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of May 31, 2021 and August 31, 2020, the Company’s restricted cash equivalents at current portion amounted $90 thousand and $85 thousand, respectively. As of May 31, 2021 and August 31, 2020, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $105 thousand and $95 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2021 and August 31, 2020, cash and cash equivalents of the Company consisted of the following (in thousands):

	May 31,	August 31,
Cash and Cash Equivalents by Location	2021	2020
United States;
Denominated in U.S. dollars	$29	$251
Taiwan;
Denominated in U.S. dollars	1,381	2,514
Denominated in New Taiwan dollars	125	52
Denominated in other currencies	131	15
Total cash and cash equivalents	$1,666	$2,832

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

Net revenues generated from sales to the top ten customers represented 89% and 78 % of the Company’s total net revenues for the three and nine months ended May 31, 2021, respectively, and 89% and 83% of the Company’s net revenues for the three and nine months ended May 31, 2020, respectively.

The Company’s revenues have been concentrated in a few select markets, including the Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 86% and 83% of the Company’s net revenues for the three and nine months ended May 31, 2021, respectively, and 89% and 90 % of the Company’s net revenues for the three and nine months ended May 31, 2020, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s then wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been received in full amount by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares at the issuance date; as a result, noncontrolling interest in SBDI increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased additional 33,000 common shares of SBDI from non-controlling shareholders. Therefore, noncontrolling interest in SBDI declined to 3.05% as of May 31, 2021.

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), to reduce the complexity associated with applying U.S. GAAP principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible instruments and expand the existing disclosure requirements over earnings per share as it relates to convertible instruments. This ASU will be effective for the fiscal year beginning January 1, 2022 and interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The amendments may be adopted through either a modified retrospective method, or a fully retrospective method. The Company is currently evaluating the impact of adopting ASU 2020-06.

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2021 and August 31, 2020 consisted of the following (in thousands):

	May 31,	August 31,
	2021	2020
Raw materials	$545	$433
Work in process	969	792
Finished goods	2,104	1,251
Total	$3,618	$2,476

Inventory write-downs to estimated net realizable values were $159 thousand and $555 thousand for the three and nine months ended May 31, 2021, respectively, and $251 thousand and $571 thousand for the three and nine months ended May 31, 2020, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2021 and August 31, 2020 consisted of the following (in thousands):

	May 31,	August 31,
	2021	2020
Buildings and improvements	$15,052	$14,104
Machinery and equipment	34,549	33,977
Leasehold improvements	177	166
Other equipment	2,557	2,384
Construction in progress	3	7
Total property, plant and equipment	52,338	50,638
Less: Accumulated depreciation and amortization	(46,876)	(44,993)
Property, plant and equipment, net	$5,462	$5,645

Intangible Assets

Intangible assets as of May 31, 2021 and August 31, 2020 consisted of the following (in thousands):

	May 31, 2021
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$629	$499	$130
Acquired technology	5	368	368	—
Total		$997	$867	$130

	August 31, 2020
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$550	$461	$89
Acquired technology	5	345	345	—
Total		$895	$806	$89

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2021 and August 31, 2020 consisted of the following (in thousands, except percentages):

	May 31, 2021		August 31, 2020
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	$1,015	Various	$952
Total investments in unconsolidated entities		$1,015		$952

There were no dividends received from unconsolidated entities through May 31, 2021.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancelable and noncancelable and which expire at various dates between December 2021 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $42 thousand and $123 thousand for three months and nine months ended May 31, 2021, respectively. Lease expense related to these noncancelable operating leases was $39 thousand and $115 thousand for three months and nine months ended May 31, 2020, respectively.

Balance sheet information related to the Company’s leases is presented below:

May 31, 2021
Assets
Operating lease right of use assets	$1,676
Liabilities
Operating lease liabilities, current portion	$114
Operating lease liabilities, less current portion	1,562
Total	$1,676

The following provides details of the Company’s lease expenses:

Nine Months Ended
May 31, 2021
Operating lease expenses	$123

Other information related to leases is presented below:

Nine Months Ended
May 31, 2021
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$123
Weighted Average Remaining Lease Term:
Operating leases	18.82 years
Weighted Average Discount Rate
Operating leases	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of May 31, 2021 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2021	$41
2022	123
2023	103
2024	103
2025	103
Thereafter	1,435
Total future minimum lease payments, undiscounted	1,908
Less: Imputed interest	232
Present value of future minimum lease payments	$1,676

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $101 thousand and $33 thousand as of May 31, 2021 and August 31, 2020, respectively.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleges that Well Thrive is entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company retained the $500 thousand payment as liquidated damages. Well Thrive alleges that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. The Court held a trial on March 2, 2020.  After the trial, judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before the end of April 2020. Both sides submitted post-trial briefs and proposed findings of fact on April 30, 2020. On December 21, 2020, the judge, following a hearing, issued her judgment, which ordered SemiLEDs to return the $500,000 to Well Thrive, and required both parties, on or before January 6, 2021, to submit information on the appropriate amount of interest to be added. On January 6, 2021, the Company filed a brief arguing that there should not be an award of prejudgment interest, and Well Thrive is arguing for the amount of $135,774 in pre-judgment interest. On April 8, 2021, the judge issued a ruling requiring the Company to pay pre-judgment interest in the amount of $123,000 to Well Thrive. On May 7, 2021, the Court of Appeal issued an order requiring the parties to mediate on June 28, 2021.  The Company and Well Thrive Ltd entered into an Agreement Regarding Satisfaction of Judgment dated June 14, 2021, as amended on June 16, 2021 and June 21, 2021 (collectively, the “Settlement Agreement”), pursuant to which the Company issued 35,365 shares (the “Shares”) of its common stock to Well Thrive Ltd. The Shares were issued to satisfy the amount payable under the Settlement Agreement and, accordingly, no cash proceeds were received by the Company from the issuance of the Shares.

Except as described above, as of May 31 2021, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

7. Stock-based Compensation

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares. On July 31, 2019, the stockholders approved an increase in the authorized share reserve under the 2010 plan by an additional 500 thousand shares, to extend expiration of the 2010 Plan to November 3, 2023, to remove the IRS Code section 162(m) provisions, and to modify the maximum grant limit to 35 thousand shares to one person in a one year period. On September 25, 2020, the stockholders approved an amendment to the 2010 Equity Incentive Plan to increase the authorized shares reserve by an additional 400 thousand shares.

Prior to SemiLEDs’ initial public offering, the Company had another stock-based compensation plan (the “2005 Plan”), but awards are made from the 2010 Plan after the initial public offering. Options outstanding under the 2005 Plan continue to be governed by its existing terms.

A total of 1,421 thousand and 1,021 thousand shares was reserved for issuance under the 2010 Plan, respectively, as of May 31, 2021 and 2020. As of May 31, 2021 and 2020, there were 1,037 thousand and 548 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In November 2020, SemiLEDs granted 15 thousand restricted stock units to its directors, which vested 25% on February 12, 2021, and May 12, 2021 and will vest 25% on August 12, 2021 and November 12, 2021. If the 2021 annual meeting is held before November 12, 2021, 100% of the stock units shall immediately vest on the date of the 2021 annual meeting. The grant-date fair value of the restricted stock units was $3.00 per unit.

In November 2020, SemiLEDs granted 33 thousand restricted stock units to its employees, which vested 25% on February 12, 2021, and May 12, 2021 and will vest 25% on August 12, 2021 and November 12, 2021 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $3.00 per unit.

In January 2020, SemiLEDs granted 136 thousand restricted stock units to its employees, which vested 25% on January 10, 2021 and will vest 25% each year on January 10 of 2022, 2023 and 2024 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.39 per unit.

In September 2019, SemiLEDs granted 5 thousand restricted stock units to its directors which vested 100% on July 31, 2020. The grant-date fair value of the restricted stock units was $2.45 per unit.

In September 2019, SemiLEDs granted 2.5 thousand restricted stock units to a director which vested 100% on September 5, 2020. The grant-date fair value of the restricted stock units was $2.45 per unit.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Cost of revenues	$14	$5	$38	$22
Research and development	11	5	30	16
Selling, general and administrative	23	11	67	42
	$48	$21	$135	$80

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Stock units and stock options to purchase common stock	73	—	77	157

9. Income Taxes

The Company’s income (loss) before income taxes for the three and nine months ended May 31, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
U.S. operations	$(208)	$(324)	$(546)	$(115)
Foreign operations	151	(185)	(472)	(366)
Loss before income taxes	$(57)	$(509)	$(1,018)	$(481)

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

As of both May 31 2021 and August 31, 2020, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2016 through 2019 remain open in most jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2015.

10. Related Party Transactions

.

On December 6, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to each of J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer (together, the “Holders”), with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year, which is mature on May 30, 2022.  As of May 31, 2021 and August 31, 2020, the outstanding principal of these notes totaled $1.4 million.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was required to repay $1.5 million of the loans on January 14, 2021 and $1.7 million on January 22, 2021, respectively. In February 2021, the loan agreements were extended with the same principal amount and interest rate for one year, which is due on January 15, 2022.  As of May 31, 2021 and August 31, 2020, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

10. Subsequent Events

The Company has analyzed its operations subsequent to May 31, 2021 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

On June 22, 2021, the Company issued 35,365 shares of the Company’s common stock pursuant to an Agreement Regarding Satisfaction of Judgment dated June 14, 2021, as amended on June 16, 2021 and June 21, 2021 (collectively, the “Settlement Agreement”), by and between the Company and Well Thrive Ltd. (“Well Thrive”).  The shares were issued in consideration of the amount payable under the terms of the Settlement Agreement accordingly, no cash proceeds were received by the Company from the issuance of the shares (see Note 5).

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent the Company’s common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-256613). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses.

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

•	Our ability to maintain compliance with the continued listing requirements to avoid our stock being delisted from the Nasdaq Capital Market.
•	The impact of the COVID-19 pandemic on our business and the business of our customers.
•	The inability of our suppliers or other contract manufacturers to produce products that satisfy our requirements.
•	Our ability to implement our cost reduction programs and to execute our restructuring plan effectively.
•	Our ability to improve our gross margins, reduce our net losses and restore our operations to profitability.
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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

COVID-19 Pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs. Our workplaces are operating under enhanced measures to ensure the health and safety of our employees, including limiting the visitors coming into our workplace and using videoconferencing for meetings when possible. Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic have adversely affected our customers’ ability or willingness to purchase our products or services, delayed prospective customers’ purchasing decisions, adversely impacted our ability to provide or deliver products and on-site services to our customers, delayed the provisioning of our offerings, or lengthened payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, our largest customer, Revlon, Inc., postponed its regular orders, which has decreased our sales revenue for the nine months ended May 31, 2021, and we cannot foresee any order from Revlon after the ordered products being shipped. To avoid cash shortage due to the pandemic, we applied and received subsidies from the Taiwan government. Our bank granted us a deferment period for twelve months starting from May 2020. During this period, we did not need to pay the monthly payments of the principal but only the interest. We have also devoted ourselves to new product development and expect these new products could bring in new revenue, offsetting the losses resulted from existing customers’ delayed purchasing. However, given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments which could have a material adverse effect on our financial position and results of operations.

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

•

General economic conditions and geographic concentration.  Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the nine months ended May 31, 2021, sales to our three largest customers, in the aggregate, accounted for 51% and 52% of our revenues, respectively.

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

•

Cash position.  Our cash and cash equivalents decreased to $1.7 million as of May 31, 2021 primarily due to the net cash used in operating activities. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation. We believe we will be able to generate positive cash inflows through the restructuring of our chip operation and the significant ongoing cost savings in the form of reduced payroll and research and development activities. The shipment of our new module product and the continued commercial sales of our UV LED product are expected to grow steadily. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. Please see “Critical Accounting Policies and Estimates” for more information about our liquidity plans.

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

Except as described above, there have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our unaudited interim condensed consolidated financial statements for the three months and nine months ended May 31, 2021 as compared to those disclosed in our 2020 Annual Report.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On May 31, 2021, the exchange rate was 27.64 NT dollars to one U.S. dollar. On July 6, 2021, the exchange rate was 27.91 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2021 Compared to the Three Months Ended May 31, 2020

	Three Months Ended
	May 31, 2021		May 31, 2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$32	2%	$11	1%	$21	191%
LED components	1,057	74%	929	59%	128	14%
Lighting products	204	14%	153	10%	51	33%
Other revenues(1)	146	10%	476	30%	(330)	(69)%
Total revenues, net	1,439	100%	1,569	100%	(130)	(8)%
Cost of revenues	775	54%	1,153	73%	(378)	(33)%
Gross profit	$664	46%	$416	27%	$248	60%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 8% to $1.4 million for the three months ended May 31, 2021 from $1.6 million for the three months ended May 31, 2020. The decrease in revenues was driven primarily by a $330 thousand decrease in other revenues, offset in part by a $21 thousand increase in LED chips, a $128 thousand increase in sales of LED components and a $51 thousand increase in lighting products.

Revenues attributable to the sales of our LED chips were $32 thousand and $11 thousand, representing 2% and 1%, respectively, of our revenues for the three months ended May 31, 2021 and 2020, the increase was primarily due to varying volumes sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components were $1,057 thousand and $929 thousand, representing 74% and 59%, respectively, of our revenues for the three months ended May 31, 2021 and 2020. Revenues attributable to sales of LED components were higher for the three months ended May 31, 2021 primarily due to more volumes sold.

Revenues attributable to the sales of lighting products represented 14% and 10% of our revenues for the three months ended May 31, 2021 and 2020, respectively. Revenues attributable to the sales of lighting products were slightly higher for the three months ended May 31, 2021 primarily due to higher volumes sold.

Revenues attributable to other revenues represented 10% and 30% of our revenues for the three months ended May 31, 2021 and 2020, respectively. The decrease in revenues attributable to other revenues was primarily due to decreases in the provision of services and sales of raw materials in the three months ended May 31, 2021.

Cost of Revenues

Our cost of revenues decreased by 33% from $1.2 million for the three months ended May 31, 2020 to $775 thousand for the three months ended May 31, 2021. The decrease in cost of revenues was primarily due to focusing on profitable products and services.

Gross Profit

Our gross profit increased from $416 thousand for the three months ended May 31, 2020 to $664 thousand for the three months ended May 31, 2021. Our gross margin percentage increased from 27% to 46% for the three months ended May 31, 2021 as a consequence of focusing on profitable products.

Operating Expenses

	Three Months Ended
	May 31, 2021		May 31, 2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$528	37%	$375	24%	$153	41%
Selling, general and administrative	730	51%	782	50%	(52)	(7)%
Gain on disposals of long-lived assets, net	(2)	—%	—	—%	(2)	(100)%
Total operating expenses	$1,256	88%	$1,157	74%	$99	9%

Research and development  Our research and development expenses were $528 thousand and $375 thousand for the three months ended May 31, 2021 and 2020, respectively. The increase was primary due to a $132 thousand increase in out-source manufacturing, an $8 thousand increase in materials and supplies used for our new products, and a $5 thousand increase in payroll and compensation plus increases in depreciation and amortization expense and various other expenses.

Selling, general and administrative  Our selling, general and administrative expenses decreased from $782 thousand for the three months ended May 31, 2020 to $730 thousand for the three months ended May 31, 2021. The decrease was mainly attributable to a $111 thousand decrease in professional services fees offset partially by a $63 thousand increase in payroll and in various expenses.

Gain on disposal of long-lived assets, net   We recognized a net gain of $2 thousand on the disposal of long-lived assets for the three months ended May 31, 2021. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Three Months Ended
	May 31, 2021		May 31, 2020
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(94)	(7)%	$(95)	(6)%
Other income, net	474	33%	270	17%
Foreign currency transaction gain, net	155	11%	57	4%
Total other income, net	$535	37%	$232	15%

Interest expenses, net The decrease in interest expenses, net was primarily due to a decrease in debt balance, resulting from the conversion of $600,000 of convertible notes into 200,000 shares of the Company’s common stock in May 2020.

Other income, net Other income, net increased from $270 thousand for the three months ended May 31, 2020 to $474 thousand for the three months ended May 31, 2021, primarily due to subsidies received from the Taiwan government for the COVID-19 pandemic.

Foreign currency transaction loss, net  We recognized a net foreign currency transaction gain of $155 thousand and $57 thousand for the three months ended May 31, 2021 and 2020, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables.

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

Net Income Attributable to Noncontrolling Interests

Three Months Ended
	May 31, 2021		May 31, 2020
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$7	—%	$4	—%

We recognized net income attributable to non-controlling interests of $7 thousand and $4 thousand for the three months ended May 31, 2021 and 2020, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the non-controlling holders. Non-controlling interests represented 3.05% and 3.25% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd as of May 31, 2021 and 2020, respectively.

Nine months Ended May 31, 2020 Compared to the Nine months Ended May 31, 2019

	Nine Months Ended
	May 31, 2021		May 31, 2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$119	3%	$55	1%	$64	116%
LED components	2,314	69%	2,810	60%	(496)	(18)%
Lighting products	525	16%	355	8%	170	48%
Other revenues(1)	406	12%	1,449	31%	(1,043)	(72)%
Total revenues, net	3,364	100%	4,669	100%	(1,305)	(28)%
Cost of revenues	2,481	74%	3,187	68%	(706)	(22)%
Gross profit	$883	26%	$1,482	32%	$(599)	(40)%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues decreased by 28% from $4.7 million for the nine months ended May 31, 2020 to $3.4 million for the nine months ended May 31, 2021. The $1.3 million decrease in revenues reflects a $496 thousand decrease in sales of LED components and a $1.0 million decrease in revenues attributable to other revenue, offset by a $64 thousand increase in sales of LED chips and a $170 thousand increase in revenues attributable to sales of lighting products.

Revenues attributable to the sales of our LED chips represented 3% and 1% of our revenues for the nine months ended May 31, 2021 and 2020, respectively. The increase in revenues attributable to sales of LED chips was a result of an increase in the volume of LED chips sold.

Revenues attributable to the sales of our LED components were $2.3 million and $2.8 million, representing 69% and 60%, respectively, of our revenues for the nine months ended May 31, 2021 and May 31, 2020. The decrease in revenues attributable to sales of LED components was primarily due to the impact of COVID-19 pandemic on customer demand for UV LED components products.

Revenues attributable to the sales of lighting products represented 16% and 8% of our revenues for the nine months ended May 31, 2021 and 2020, respectively. Revenues attributable to the sales of lighting products was $170 thousand higher for the nine months ended May 31, 2021 primarily due to a seasonal swing in demand on LED luminaries.

Revenues attributable to other revenues represented 12% and 31% of our revenues for the nine months ended May 31, 2021 and 2020, respectively. The decrease in revenues attributable to other revenues was primarily due to decreases in the provision of services and sales of raw materials in the nine months ended May 31, 2021.

Cost of Revenues

Our cost of revenues decreased by 22% from $3.2 million for the nine months ended May 31, 2020 to $2.5 million for the nine months ended May 31, 2021. The decrease in cost of revenues was primarily due to the decrease in the volume of products sold.

Gross Profit

Our gross profit decreased from $1.5 million for the nine months ended May 31, 2020 to a gross profit of $883 thousand for the nine months ended May 31, 2021. Our gross margin percentage was 26% for the nine months ended May 31, 2021, as compared to 32% for the nine months ended May 31, 2020 as a consequence of the COVID-19 pandemic impact on customer demand, as more fully described above.

Operating Expenses

	Nine Months Ended
	May 31, 2021		May 31, 2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,162	35%	$1,112	24%	$50	4%
Selling, general and administrative	2,078	62%	2,141	46%	(63)	(3)%
Gain on disposals of long-lived assets, net	(286)	(9)%	(79)	(2)%	(207)	262%
Total operating expenses	$2,954	88%	$3,174	68%	$(220)	—%

Research and development  Our research and development expenses were $1.2 million and $1.1 million for the nine months ended May 31, 2021 and 2020, respectively. The increase was primary due to a $140 thousand increase in out-source manufacturing, a $26 thousand increase in materials and supplies used for our new products and a $9 thousand increase in depreciation and amortization expense, offset partially by decreases in payroll and compensation.

Selling, general and administrative  Our selling, general and administrative expenses were $2.1 million for both the nine months ended May 31, 2021 and May 31, 2020. The slight decrease was mainly attributable to a $144 thousand decrease in professional service fee, offset partially by a $83 thousand increase in payroll and in various expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $286 thousand and $79 thousand on the disposal of long-lived assets for the nine months ended May 31, 2021 and 2020, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Nine Months Ended
	May 31, 2021		May 31, 2020
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Gain on disposal of investment	$—	—%	$634	14%
Interest expenses, net	(278)	(8)%	(273)	(5)%
Other income, net	951	28%	594	13%
Foreign currency transaction gain, net	380	11%	256	5%
Total other income, net	$1,053	31%	$1,211	27%

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

Other income, net  The increase in other income for the nine months ended May 31, 2021 primarily consists of additional subsidies received from the Taiwan government for COVID-19 pandemic and rental income from the lease of spare space in our Hsinchu building, compared to the nine months ended May 31, 2020.

Foreign currency transaction gain, net  We recognized net foreign currency transaction gain of $380 thousand and $256 thousand for the nine months ended May 31, 2021 and 2020, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2021 and was zero for fiscal 2020, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net (Loss) Income Attributable to Noncontrolling Interests

Nine Months Ended
	May 31, 2021		May 31, 2020
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income (loss) attributable to noncontrolling interests	$(2)	—%	$1	—

We recognized net loss attributable to non-controlling interests of $2 thousand and net gain of $1 thousand for the nine months ended May 31, 2021 and 2020, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the non-controlling holders. Non-controlling interests represented 3.05% and 3.25% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd, as of May 31, 2021 and May 31, 2020, respectively.

Liquidity and Capital Resources

As of May 31, 2021 and August 31, 2020, we had cash and cash equivalents of $1.7 million and $2.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of July 6, 2021, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $7.8 million and $7.7 million as of May 31, 2021 and August 31, 2020, respectively.

Our NT dollar denominated long-term notes, totaled $3.2 million and $3.1 million as of May 31, 2021 and August 31, 2020, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million).  The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.440% currently), and was exclusively used to repay the existing loans.  The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 1.820% currently) and is available for operating capital. These loans are secured by a $90 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building. Due to the impact of the COVID-19 pandemic, the bank agreed to give us a deferment period for twelve months starting from May 2020. During this period, we don’t need to pay the monthly payments of the principal but only the interest.

•

Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $23 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2021, our outstanding balance on this note payable was approximately $2.0 million.

•

Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $14 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2021, our outstanding balance on this note payable was approximately $1.2 million.

Property, plant and equipment pledged as collateral for our notes payable were both $3.6 million as of May 31, 2021 and August 31, 2020, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%.  All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015.  We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. In February 2021, the loan agreements were extended with the same principal amount and interest rate for one year, which is due on January 15, 2022. As of May 31, 2021 and August 31, 2020, these loans totaled $3.2 million. The loans are secured by a second priority security interest on our headquarters building.

On December 6, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our Common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year, which is mature on May 30, 2021. As of May 31, 2021 and August 31, 2020, the outstanding principal of these notes totaled $1.4 million.

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

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended
	May 31, 2021	May 31, 2020
Net cash used in operating activities	$(826)	$(786)
Net cash provided by (used in) investing activities	$168	$(161)
Net cash (used in) provided by financing activities	$(55)	$2,419

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2021 and May 31, 2020 was $826 thousand and $786 thousand, respectively. The $40 thousand increase in cash flows used in operating activities for the nine months ended May 31, 2021 was primary attributable to an increase in net loss

Cash Flows Provided by (Used In) Investing Activities

Net cash provided by investing activities for the nine months ended May 31, 2021 was $168 thousand, consisting primarily of $291 thousand of proceeds from the sales of machinery and equipment, offset in part by $111 thousand of purchases of machinery and equipment.

Net cash used in investing activities for the nine months ended May 31, 2020 was $161 thousand, consisting primarily of $226 thousand of the purchases of machinery and equipment and $14 thousand of payments for development of intangible assets, offset in part by $79 thousand of proceeds from sales of machinery and equipment.

Cash Flows Provided by (Used In) Financing Activities

Net cash used in financing activities for the nine months ended May 31, 2021 was $55 thousand, consisting primarily of $$43 thousand of repayments on long-term debt and $12 thousand for acquisition of noncontrolling interest.

Net cash provided by financing activities for the nine months ended May 31, 2020 was $2.4 million, consisting primarily of $2 million of proceeds from convertible notes, and $700 thousand of issuance of common stocks, offset in part by $279 thousand of repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $111 thousand and $226 thousand for the nine months ended May 31, 2021 and 2020, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Off-Balance Sheet Arrangements

As of May 31, 2021, we did not engage in any off-balance sheet arrangements. We do not have any interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation in the United States District Court for the District of Delaware. The complaint alleged that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice.  On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by us, because there remains some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case. The judge’s order allowed us to conduct depositions of Well Thrive’s former lawyer, Dr. Chiou, and Mr. Chang Sheng-Chun, Well Thrive’s director, and to request documents relating to the issues surrounding the settlement. Based on this order, we arranged the depositions to obtain more evidence in support of a motion to enforce the settlement agreement. The Court held a trial on March 2, 2020. After the trial, the judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before end of April 2020. Both sides submitted post-trial briefs and proposed findings of fact on April 30, 2020. On December 21, 2020, the judge, following a hearing, issued her judgment, which orders SemiLEDs to return the $500,000 to Well Thrive, and required both parties, on or before January 6, 2021, to submit information on the appropriate amount of interest to be added. On January 6, 2021, the Company filed a brief arguing that there should not be an award of prejudgment interest and Well Thrive is arguing for the amount of $135,774 in pre-judgment interest. On April 8, 2021, the judge issued a ruling requiring the Company to pay pre-judgment interest in the amount of $123,000 to Well Thrive. On May 7, 2021, the Court of Appeal issued an order requiring the parties to mediate on June 28, 2021.  The Company and Well Thrive Ltd entered into an Agreement Regarding Satisfaction of Judgment dated June 14, 2021, as amended on June 16, 2021 and June 21, 2021 (collectively, the “Settlement Agreement”), pursuant to which the Company issued 35,365 shares (the “Shares”) of its common stock to Well Thrive Ltd. The Shares were issued to satisfy the amount payable under the Settlement Agreement and, accordingly, no cash proceeds were received by the Company from the issuance of the Shares.

Except as described above, there was no material pending legal proceedings or claims as of May 31, 2021.

Item 1A. Risk Factors

Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2020 Annual Report.

The market prices and trading volume of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our securities to incur substantial losses.

The market prices and trading volume of our shares of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. For example, during 2021 to date, the market price of our common stock has fluctuated from a low of $3.07 per share on April 20, 2021 to a high of $25.83 on June 8, 2021. During 2021 to date, daily trading volume ranged from approximately 20,321 to 159,231,500 shares.

We believe that the recent volatility and our current market prices reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last. Under the circumstances, we caution you against investing in our common stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.

Extreme fluctuations in the market price of our common stock may be the result of strong and substantially increased retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

•

the market price of our common stock has experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;

•

factors in the public trading market for our common stock include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors;

•

our market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from those seen prior to recent volatility, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations;

•

to the extent volatility in our common stock is caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and

•

if the market price of our common stock declines, you may be unable to resell your shares at or above the price at which you acquired them. We cannot assure you that the equity issuance of our common stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.

We may continue to incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock, including:

•	overall performance of the equity markets and the economy as a whole;
•	changes in the financial projections we may provide to the public or our failure to meet these projections;
•	in our growth rate relative to that of our competitors;
•	changes in the anticipated future size or growth rate of our addressable markets;
•

announcements of new products and services, technological updates or enhancements, or of acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments, by us or by our competitors;

•	additions or departures of board members, management or key personnel;
•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	rumors and market speculation involving us or other companies in our industry;
•	research or reports that securities analysts or others publish about us or our business;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us or investigations by governmental authorities;
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•	health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases; and
•	sales of shares of our common stock by us or our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMILEDS CORPORATION
(Registrant)

Dated:	July 13, 2021	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)