Form 10-K
period 2021-08-31
SemiLEDs Corp
filed 2021-11-29
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended August 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from            to

Commission File Number: 001-34992

SemiLEDs Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2735523 (I.R.S. Employer Identification Number)

3F, No.11 Ke Jung Rd., Chu-Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C. (Address of principal executive offices)	350 (Zip Code)

Registrant’s telephone number including area code: +886-37-586788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	TradingSymbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0000056	LEDS	The Nasdaq Stock Market

Securities registered pursuant to Section12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12months (or for such shorter period that the registrant was required to submit such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non‑affiliates of the registrant as of February28, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Capital Market on such date, was approximately $12.5million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of November 22, 2021:4,459,579

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

We were incorporated in the State of Delaware on January 4, 2005. We are a holding company for various wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture and a substantial portion of marketing and sale of LED products, including lighting fixtures and systems, and is where most of our employees are based.

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

Our Products

LED Chips

We produce and purchase a wide variety of blue, white, green and UV LED chips, including our EV LED product series, currently ranging from chip sizes of 380 microns, or µm, by 380µm to 1520µm by 1520µm. We sell our LED chips to packaging customers or to distributors, who in turn sell to packagers. Our LED chips are used primarily for applications in the specialty lighting market, including commercial, and industrial sectors. Our LED chips may be used in specialty industrial applications, such as UV curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, LED lighting for horticulture applications, and architectural lighting. Currently, we focus mostly on UV LED applications.

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

Lighting Products

We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting product customers are primarily ODMs of lighting products and the end-users of lighting devices. Revenues from sales of our lighting products represented 15% and 9% of our revenues for the years ended August 31, 2021 and 2020, respectively.

OEM/ODM Services

We provide design and manufacturing services at the modular and system level. Currently, most of the design projects involve high power UV LED lamps to be incorporated/retrofitted into large scale press equipment. Besides hardware, we also provide software development to lamp control and equipment-to-lamp signal communication.

Manufacturing

Our manufacturing operations are located in Taiwan. Since late 2011, we have suffered from the underutilization of our manufacturing capacity, primarily for our LED chips. Consequently, a portion of our manufacturing equipment was idled, resulting in significant excess capacity charges. We also use contract manufacturers to produce certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process. We have moved toward a fabless business model in which we would utilize foundry fabs to ODM our chips using our developed technology. As part of the restructuring, we continue to explore opportunities to sell our chip manufacturing equipment, which will help us to reduce the idle capacity costs. As part of our cost reduction efforts, we moved and consolidated our LED packaging facility to our headquarters in Chunan, Taiwan in February 2018. While we intend to focus on managing our costs and expenses. Over the long term, we expect to be required to invest substantially in LED component products development and production equipment if we are to grow.

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

We purchase raw materials and components from a wide range of suppliers around the world. The raw materials and components we use are readily available. We have two or more suppliers for a majority of the raw materials we use. Historically, we have never experienced any significant delay or shortage in the supply of our raw materials and components. While the COVID-19 pandemic did not have a material impact on our supply chain, it has the potential to have a meaningful impact on our supply chain if the factories that produce our raw materials and components are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain products as a result of such disruptions.

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

Customers

We package our LED chips into LED components, which we sell to distributors and end-customers in selected markets. In addition, we sell a portion of our LED chips products to packaging customers and LED chip distributors. Sales to distributors represented 0.14% and 2% of our revenues for the years ended August 31, 2021 and 2020, respectively.

We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2021 and 2020, our top ten customers collectively accounted for 82% and 83%, respectively, of our revenues. Some of our largest customers and what we produce, or have produced, for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2021 and 2020, sales to our three largest customers, in the aggregate, accounted for 52% and 61% of our revenues, respectively. For the year ended August 31, 2021, sales to Revlon, Inc. and INDEL Distribution B.V. accounted for 15% and 27% of our total revenues, respectively. For the year ended August 31, 2020, sales to Revlon, Inc. and INDEL Distribution B.V. accounted for 30% and 17% of our total revenues, respectively.

Our revenues are concentrated in a few select markets. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in these markets.

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

As of August 31, 2021, we had 111 patents issued and ten patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2021, we also had 121 patents issued and three patents pending before patent and trademark offices outside the United States. Of these 232 issued patents, 112 expire between 2022 and 2026, 86 expire between 2027 and 2031, 32 expire between 2032 and 2038, and two expire after 2038. Fifty-four of our issued patents are design patents and one of our pending patents is a design patent. We believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to “SemiLEDs” in the United States and China, and “MvpLED” in China.

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

We believe that the key competitive factors in our markets are:

•	consistently producing high-quality LED chips with high efficacy;
•	providing a low total cost of ownership (i.e., cost, efficacy and lifespan) for end-customers;
•	producing UVA LED for niche markets where customers value quality and performance more than cost;
•	providing unique and high performance UV LED systems to replace mercury lamp; and
•	our sales channels.

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

Government Regulation

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

Human Capital Resources

Talent is the catalyst for our success. We are fortunate to have talented and outstanding employees. To retain talented people who share our goals and interests, we work hard to cultivate a dynamic and enjoyable work environment full of opportunities to learn new skills.

To that end, we aim to foster open communication between employees and management to create a sense of community and a shared purpose. We stress teamwork, and we believe that high-performing teams are crucial to our success. We encourage our employees to brainstorm, develop and refine new ideas to help us innovate and achieve our goals.

We award each employee according to their contributions. We use performance-based awards, including cash and equity such as stock options and restricted share units. We believe these equity awards create a sense of ownership for the employee and furthers employee commitment to the company’s long-term vision, while simultaneously helping to retain talented employees.

As of August 31, 2021, we had approximately 129 employees. All of our employees are based in Taiwan. None of our employees are represented by a labor union. We consider relations with our employees to be good.

Financial Information about Geographic Areas

We derive a substantial portion of our revenue from product sales to international customers. For information concerning geographic areas of our customers and geographic information concerning our long‑lived assets, see Note 11, “Product and Geographic Information,” of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report. International operations expose us to risks that are different from operating in the United States, including foreign currency translation and transaction risk, risk of changes in tax laws, application of import/export laws and regulations and other risks described further in Item 1A, Risk Factors, of this Annual Report.

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

The novel coronavirus (“COVID-19”) pandemic and related restrictions have resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets.

To date, we have not had to close any of our offices due to the pandemic. However, our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic has adversely affected our customers’ ability or willingness to purchase our products or services, delayed prospective customers’ purchasing decisions, adversely impacted our ability to provide or deliver products and on-site services to our customers, delayed the provisioning of our offerings, and lengthened payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, our largest customer, Revlon, Inc., postponed its regular orders, which is expected to decrease our sales revenue for the quarter ended November 30, 2021, and potentially for future quarters if the COVID-19 pandemic continues.

While the potential economic impact of COVID-19 may be difficult to assess or predict, the pandemic has resulted in significant disruption of global financial markets, and a recession or long-term market correction resulting from the spread of COVID-19 could materially impact the value of our common stock, impact our access to capital and affect our business in the near and long-term.

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

We incurred net losses attributable to SemiLEDs stockholders of $2.9 million and $544 thousand for the years ended August 31, 2021 and 2020, respectively. We can give no assurance that we will not continue to incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. As of August 31, 2021, we had an accumulated deficit of $181.2 million. Even though our cash and cash equivalents had increased to $4.8 million at August 31, 2021, these facts and conditions raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes it has liquidity plan, as further described in elsewhere in this annual report that if executed successfully should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2022, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan, including issuing convertible notes to certain of our directors, may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

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

While the COVID-19 pandemic did not have a material impact on our supply chain, it has the potential to have a meaningful impact on our supply chain if the factories that produce our raw materials and components are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain products as a result of such disruptions.

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

Our success depends on the successful development, introduction, commercialization and acceptance of new products and enhancements to existing product lines.

Rapid change and technical innovation characterize the LED chips and components market. Our success depends on the successful development, introduction, commercialization and acceptance of new products and enhancements to existing product lines. We have made and continue to make significant investments in growth initiatives. For example, beginning in 2017, we moved down the supply chain, supplying customers with full UV LED lamp systems. We expect to continue our efforts at further research and development of innovative products. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, these new products or enhancements may not be sufficiently profitable for us to recover all or a meaningful part of our investment. In addition, our new products or enhancements may need certifications or require qualifications by our customers or potential customers. However, both of the certification and qualification processes are lengthy and uncertain and may negatively impact our sales and marketing efforts to sell or transition our customers to such new products or enhancements. Furthermore, once introduced, new products may adversely impact sales of our older generation products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results.

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

LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED components represented 69% and 65% of our revenues for the years ended August 31, 2021 and 2020, respectively. Revenues attributable to the sale of LED lighting products accounted for 15% and 9% of our revenues for the years ended August 31, 2021 and 2020, respectively. We expect to continue to generate our revenues mainly from the sales of LED components for the foreseeable future. As such, the continued market acceptance of our LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our business, financial condition and results of operations.

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

We have implemented certain actions to accelerate operating cost reductions and improve operational efficiencies in response to changes in the economic environment, our industry and demand. In connection with the implementation of our cost and capital expenditure reduction programs, we developed a strategic plan to address areas of business where we see the best opportunity for the most profitable sales of our LED products, which includes primarily a focus on the UV LED market segment and placing a greater emphasis on the sale of LED components in selected markets where pricing pressure is less significant, and pursuing new market opportunities that leverage our core competencies. We continue to monitor prices and, consistent with our existing contractual commitments, may decrease our activity level and capital expenditures further. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility. We also disposed of a certain level of our idle equipment to reduce the excess capacity charges that we have suffered for many years. In addition, to provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, we reduced our capital expenditures as appropriate. The cost reduction plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and have sold certain patents that we were no longer actively developing and are exploring the opportunities to consign or sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges, minimize our research and development activities associated with chips manufacturing operation.

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

Our gross margins have fluctuated and may continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. In 2019, sales continued to decrease but sales contributed by LED components increased, compared to 2018, which resulted in an increase in gross margin. In both 2020 and 2021, sales and gross margin both increased due to other revenues rather than LED components. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our UV market, focus on product enhancement and developing our UV LED into many other applications or devices. As we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

Our revenues are highly concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Net revenues generated from sales to customers in the Netherlands, Taiwan, the United States, Germany, Japan and India, in the aggregate, accounted for 83% and 90% of the Company’s net revenues for the years ended August 31, 2021 and 2020, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

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

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2021 and 2020, our top ten customers collectively accounted for 82% and 83%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2021 and 2020, sales to our three largest customers, in the aggregate, accounted for 52% and 61% of our revenues, respectively.

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

Risks Related to Human Capital

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

Risks Related to Taxation

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

Cost-method investments could reduce our earnings.

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

Our ability to operate our holding company in the U.S. is dependent on Taiwan SemiLEDs’ ability to repay its obligations to SemiLEDs Corporation.

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

Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. For the both years ended August 31, 2021 and 2020, 10% of our revenues were derived from customers located in Taiwan and China (including Hong Kong). Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 7% and 4% of our revenues for the years ended August 31, 2021 and 2020, respectively.

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

In December 2010, our common stock was initially approved for listing on the Nasdaq Global Select Market and was transferred to the Nasdaq Capital Market effective November 5, 2015. To maintain that listing, we must satisfy the continued listing requirements of Nasdaq for inclusion in the Nasdaq Capital Market, including among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share, that a majority of the members of our board of directors are independent under the Nasdaq

Listing Rules and that our audit committee consist of three independent directors who satisfy additional requirements under the Exchange Act. On January 21, 2021, we received a notice from The Nasdaq Stock Market indicating that we did not meet the minimum of $2,500,000 in stockholders’ equity required by Listing Rule 5550(b)(1) for continued listing. On June 23, 2021, Nasdaq sent a notice stating that were gained compliance with Listing Rule 5550(b)(1) following 20 consecutive business days where our market value of listed securities was at least $35,000,000.

Even though we are currently in compliance with Nasdaq’s continued listing requirements, there can be no assurance that we will maintain compliance these requirements if we continue to incur losses or that our common stock will not be delisted from Nasdaq in the future. If our common stock is delisted by Nasdaq, we expect prices for our common stock to be quoted one of the OTC Markets or the OTC Bulletin Board. Under such circumstances, stockholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors. There is no assurance, however, that prices for our common stock would be quoted on one of these other trading systems or that an active trading market for our common stock would thereafter exist, which would materially and adversely impact the market value of our common stock and your ability to sell our common stock.

We may seek additional capital that may result in stockholder dilution.

We may require additional capital due to continuing losses, deteriorating business conditions or other future developments. If our current sources of capital are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, including through our at-the-market equity program, or obtain bank loans and credit facilities. The sale of convertible debt securities or additional equity securities could result in dilution to our stockholders. The incurrence of further indebtedness, whether in the form of public debt or bonds or bank financing, would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain external financing is subject to a number of uncertainties, including:

•	our future financial condition, results of operations and cash flows and the trading price of our common stock;
•	the state of global credit markets and our creditworthiness;
•

raising additional cash through potential equity offerings, including sales through an at-the-market, or ATM program, sales of assets and/or issuance of debt as considered necessary and looking at other potential business opportunities;

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

As of November 22, 2021, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 48% of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to practically control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item1B. Unresolved Staff Comments

Not applicable.

Item2. Properties

The following are significant manufacturing and office facilities that we own or lease as of August31, 2021:

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

Item3. Legal Proceedings

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against SemiLEDs Corporation (“the Company”) in the United States District Court for the District of Delaware. The complaint alleged that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, we retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. On March 13, 2018, we filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to our motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by us, because there remains some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case. The Court held a trial on March 2, 2020. After the trial, the judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before end of April 2020. Both sides submitted post-trial briefs and proposed findings of fact on April 30, 2020. On December 21, 2020, the judge, following a hearing , issued her judgment, which ordered the Company to return the $500 thousand to Well Thrive, and required both parties, on or before January 6, 2021, to submit information on the appropriate amount of interest to be added. On January 6, 2021, the Company filed a brief arguing that there should not be an award of prejudgment interest and Well Thrive was arguing for the amount of $135,774 in pre-judgement interest. On April 8, 2021, the judge issued a ruling requiring the Company to pay pre-judgment interest in the amount of $123,000 to Well Thrive. On May 7, 2021, the Court of Appeal issued an order requiring the parties to mediate on June 28, 2021. The Company and Well Thrive Ltd. entered into an Agreement Regarding Satisfaction of Judgment dated June 14, 2021, as amended on June 16, 2021 and June 21, 2021 (collectively, the “Settlement Agreement”), pursuant to which the Company issued 35,365 shares (the “Shares”) of its common stock to Well Thrive Ltd. The Shares were issued to satisfy the amount payable under the Settlement Agreement and, accordingly, no cash proceeds were received by the Company from the issuance of the Shares.

Except as described above, there was no material pending legal proceedings or claims as of August 31, 2021.

Item4. Mine Safety Disclosures

Not applicable.

PART II.

Item5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information for our Common Stock

Our common stock began trading on the NASDAQ Global Select Market under the symbol “LEDS” on December 8, 2010 and was transferred to the NASDAQ Capital Market effective November 5, 2015 where it continues to trade under the same symbol.

There were 62 holders of record of our common stock as of November 22, 2021.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2021.

Item6. (Reserved)

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

COVID-19 Pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs. Our workplaces are operating under enhanced measures to ensure the health and safety of our employees, including limiting the visitors coming into our workplace and using videoconferencing for meetings when possible. Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic have adversely affected our customers’ ability or willingness to purchase our products or services, delayed prospective customers’ purchasing decisions, adversely impacted our ability to provide or deliver products and on-site services to our customers, delayed the provisioning of our offerings, or lengthened payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. Our operations have also been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, our largest customer, Revlon, Inc., postponed its regular orders, which is expected to decrease our sales revenue for the first quarter ended November 30, 2021, and even for the quarters after that if the COVID-19 pandemic continues. To avoid a cash shortage due to the pandemic, we applied and received subsidies from the Taiwan government. Our bank granted us a deferment period for twelve months beginning May 2020. During this period, we did not need to pay the monthly payments of the principal but only interest. We have also devoted ourselves to new product development and expect these new products could bring in new revenue, offsetting the losses resulted from existing customers’ delayed purchasing. However, given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments, which could have a material adverse effect on our financial position and results of operations.

•

Our ability to raise additional debt funding, sell additional equity securities and improve our liquidity. We need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations. In July 2021, we established an at-the-market equity program (“ATM”) that allows us to sell up to $20 million of common stock from time to time.  However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

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

•

General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2021 and 2020, sales to our three largest customers, in the aggregate, accounted for 52% and 61% of our revenues, respectively.

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

•

Cash position. Our cash and cash equivalents increased to $4.8 million as of August 31, 2021 primarily due to the sale of 344,391 shares of common stock for net proceeds of $4.0 million under our ATM program. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. In December 2019, we issued convertible unsecured promissory notes with a principal sum of $2 million, of which, $600 thousand convertible notes were converted into 200 thousand shares of common stock in May 2020. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. On May 26, 2021 the Notes were extended with the same terms and interest rate for one year and mature on May 30, 2022. As of August 31, 2021 and 2020, the outstanding principal of these notes totaled $1.4 million.

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

Our customers consist primarily of packagers, ODMs and end‑customers. Our revenues attributable to our ten largest customers accounted for 82% and 83% of our revenues for the years ended August 31, 2021 and 2020, respectively.

Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Net revenues generated from these countries, in the aggregate, accounted for 83% and 90% of our net revenues for the years ended August 31, 2021 and 2020, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

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

Gain on disposal of long‑lived assets, net. We recognized a gain of $286 thousand and $669 thousand on the disposal of long-lived assets for the years ended August 31, 2021 and 2020, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expense)

Gain on disposal of investment. We recognized a gain of $0 and $634 thousand for the years ended August 31, 2021 and 2020, respectively.

Interest expenses, net. Interest expenses, net consist of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents deposited with commercial banks in the United States and Taiwan. As of August 31, 2021 and 2020, we had cash and cash equivalents of $4.8 million and $2.8 million, respectively, which consisted of time deposits with initial maturity of greater than three months but less than one year. Interest expense consists primarily of interest on our convertible notes and long‑term borrowings and/or short‑term lines of credit with certain banks in Taiwan as well as with our Chairman and largest stockholder. We had long‑term debt totaling $7.7 million and $7.7 million as of August 31, 2021 and 2020, respectively.

Other income, net. Other income for the years ended August 31, 2021 and 2020 primarily consists of a government subsidy for the COVID-19 pandemic impact and rental income from the lease of spare space in our Hsinchu building.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction gain of $342 thousand and $352 thousand for the years ended August 31, 2021 and 2020, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

We have investments in controlled foreign corporations and affiliates, which under Subpart F of the United States Internal Revenue Code, or Subpart F, may under certain circumstances subject our investments in controlled foreign corporations and affiliates to taxation in the United States. Subpart F provides that United States corporations may be required to include in their income certain undistributed earnings of the foreign corporations and affiliates as though such earnings had been distributed currently. Subpart F applies only to United States shareholders (such as us) who hold an interest in a foreign corporation and affiliates that meet the definition of a “controlled foreign corporation.” Under Section957(a) of the United States Internal Revenue Code, a “controlled foreign corporation” means any foreign corporation if more than 50% of either (i) the total combined voting power of all classes of stock of such corporation entitled to vote, or (ii) the total value of the stock of such corporation, is owned by “United States Shareholders” on any day during the foreign corporation’s taxable year.

Subpart F does not apply, however, to the income of a controlled foreign corporation generated from the sale of goods that are manufactured in its country of incorporation. Also, any income attributable to a controlled foreign corporation and its affiliates that is not engaged in a United States trade or business is generally not subject to United States taxation until its earnings are distributed, or the stock of the foreign corporation is disposed. All of our products are manufactured in Taiwan by Taiwan SemiLEDs, our wholly owned foreign subsidiary. Because Taiwan SemiLEDs conducts its manufacturing activities in Taiwan, the income or loss of Taiwan SemiLEDs is included in our consolidated financial statements, but is not considered taxable income for United States taxation purposes pursuant to Section954(d)(1)(A) of the United States Internal Revenue Code. This generally enables a United States taxpayer, such as us, to indefinitely defer United States taxation on the profits earned by its controlled foreign corporations and affiliates by retaining the earnings in such entities. We do not currently have any plans to repatriate any of our retained earnings from any of our controlled foreign subsidiaries or affiliates and we do not currently have any plans to declare or pay any dividends from such entities.

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

Taiwan tax treatment. The corporate income tax rate in Taiwan is 20% for the year ended August 31, 2021 and 2020. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. The surtax rate has been reduced from 10% to 5%, starting applicable to the undistributed retained earnings of the year ended August 31, 2019. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2021 and 2020, we do not expect to pay such taxes on undistributed earnings.

In addition, in accordance with the Taiwan Income TaxAct, dividends distributed by companies incorporated in accordance with the Taiwan Company Act shall be deemed as income derived from sources in Taiwan and income taxes shall be levied on the shareholders receiving such dividends. In the event that a Taiwan incorporated company distributes dividends to its foreign shareholders, it will be required to withhold tax payable by the foreign shareholders at the time of payment at a rate of 20% or a lower tax treaty rate if applicable. Therefore, dividends received from our subsidiaries in Taiwan, if any, will be subjected to withholding tax under Taiwan law.

As of August 31, 2021, we had total foreign net operating loss carryforwards of $115.1 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will expire in various amounts in future years. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

Inventory Valuation

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence, and we write down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers’ demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write‑downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write‑downs may be required that could adversely affect our operating results. Inventory write‑downs totaled $659 thousand and $709 thousand for the years ended August 31, 2021 and 2020, respectively. A majority of our inventory write‑downs during the years ended August 31, 2021 and 2020 was related to finished goods and work in process, primarily as a result of obsolescence.

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

For the year ended August 31, 2021, lower than projected sales of our LED products and lower market capitalization compared to our consolidated net book values again indicated potential impairment of our long‑lived assets. We projected undiscounted future cash flows to analyze potential impairment, based upon a variety of factors, including primarily our continuous efforts to suppress gross loss from chip sales and the cooperation model discussed with other parties, considering all known trends and uncertainties. The significant assumptions used in determining the estimated undiscounted cash flows for the LED chips and components asset group were revised to reflect the new operation status. Based on the assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value. Consequently, no asset impairment was recognized during the year ended August 31, 2021.

Critical Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements.

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. Refer to Note 2 to the Consolidated Financial Statements for our revenue recognition policies.

Write-down of Inventories

The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value.

Income taxes

The reliability of the deferred tax asset mainly depends on whether sufficient future profits or taxable temporary differences will be available. In cases where the actual future profits generated are less than expected, a material reversal of deferred tax assets may arise, which would be recognized in profit or loss for the period in which such a reversal takes place.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 31, 2021 the exchange rate was 27.75 NT dollars to one U.S. dollar. On November 22, 2021, the exchange rate was 27.78 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following consolidated statement of operations data for the years ended August 31, 2021 and 2020 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2021		2020
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$4,735	100%	$6,068	100%
Cost of revenues	3,702	78%	4,478	74%
Gross profit	1,033	22%	1,590	26%
Operating expenses:
Research and development	1,623	34%	1,538	25%
Selling, general and administrative	3,614	76%	2,808	46%
Gain on disposals of long-lived assets, net	(286)	(6)%	(669)	(11)%
Total operating expenses	4,951	104%	3,677	60%
Loss from operations	(3,918)	(82)%	(2,087)	(34)%
Other income (expenses):
Gain on disposals of investment	—	—%	634	10%
Interest expenses, net	(371)	(8)%	(358)	(6)%
Other income, net	1,090	23%	912	15%
Foreign currency transaction gain, net	342	7%	352	6%
Total other income (expenses), net	1,061	22%	1,540	25%
Loss before income taxes	(2,857)	(60)%	(547)	(9)%
Income tax expense	—	—	—	—
Net loss	(2,857)	(60)%	(547)	(9)%
Less: Net loss attributable to noncontrolling interests	(6)	—%	(3)	—%
Net loss attributable to SemiLEDs stockholders	$(2,851)	(60)%	$(544)	(9)%

Year Ended August 31, 2021Compared to Year Ended August 31, 2020

	Years Ended August 31,
	2021		2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$171	4%	$69	1%	$102	148%
LED components	3,259	69%	3,977	66%	(718)	(18)%
Lighting products	730	15%	548	9%	182	33%
Other revenues(1)	575	12%	1,474	24%	(899)	(61)%
Total revenues, net	4,735	100%	6,068	100%	(1,333)	(22)%
Cost of revenues	3,702	78%	4,478	74%	(776)	(17)%
Gross profit	$1,033	22%	$1,590	26%	$(557)	(35)%

(1)

Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and the lease of manufacturing as well as research and development facilities.

Revenues, net

Our revenues decreased by 22% from $6.1million for the year ended August31, 2020 to $4.7 million for the year ended August 31, 2021. The decrease in revenues was driven primarily by a $719 thousand decrease in revenues attributable to sales of LED components and a $899 thousand decrease in other revenues, offset in part by a $284 thousand increase in revenues attributable to the sales of LED chips and lighting products.

Revenues attributable to the sales of our LED chips represented 4% and 1%, respectively, of our revenues for the years ended August 31, 2021 and 2020, respectively, and the increase was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components represented 69% and 66% of our revenues for the years ended August 31, 2021 and 2020, respectively. The decrease in revenues attributable to sales of LED components was primarily due to a result of lower volume sold of LED components products with a lower average selling price. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Revenues attributable to the sales of lighting products represented 15% and 9% of our revenues for the years ended August 31, 2021 and 2020, respectively. The increase in revenues attributable to the sales of lighting products was mainly due to a higher in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products.

Revenues attributable to other revenues represented 12% and 24% of our revenues for the years ended August 31, 2021 and 2020, respectively. The decrease in revenues attributable to other revenues was primarily due to the provision of services and the sale of raw materials.

Cost of Revenues

Our cost of revenues decreased by 17% from $4.5 million for the year ended August 31, 2020 to $3.7 million for the year ended August 31, 2021. The decrease in cost of revenues was primarily due to our ongoing cost reduction efforts, a decrease in volume sold and a decrease in depreciation expense and idle capacity charges associated with property, plant and equipment. Inventory write‑downs totaled $659 thousand and $709 thousand for the years ended August 31, 2021 and 2020, respectively. A majority of our inventory write-downs during the years ended August 31, 2021 and 2020was related to finished goods and work in process, primarily as a result of obsolescence.

Gross Profit

Our gross profit decreased from $1.6 million for the year ended August 31, 2020 to $1.0 million for the year ended August 31, 2021. Our gross margin percentage was 22% for the year ended August 31, 2021, as compared to 26% for the year ended August 31, 2020 as a consequence of an increase in the sales of products with lower margin.

Operating Expenses

	Years Ended August 31,
	2021		2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,623	34%	$1,538	25%	$85	6%
Selling, general and administrative	3,614	76%	2,808	46%	806	29%
Gain on disposals of long-lived assets, net	(286)	(6)%	(669)	(11)%	383	(57)%
Total operating expenses	$4,951	104%	$3,677	60%	$1,274	35%

Research and development. Our research and development expenses increased from $1.5 million for the year ended August 31, 2020 to $1.6 million for the year ended August 31, 2021. The slight increase was primarily due to a $139 thousand increase in materials and supplies used in research and development, offset partially by an decrease in payroll expense and other operating expenses.

Selling, general and administrative. Our selling, general and administrative expenses increased from $2.8 million for the year ended August 31, 2020 to $3.6 million for the year ended August 31, 2021. The increase was mainly attributable to a $835 thousand increase in professional fees, offset partially by a decrease in payroll expense, shipping and freight fee, and other various expenses.

Gain on disposal of long‑lived assets, net. We recognized a gain of $286 thousand and $669 thousand, net on the disposal of long-lived assets for the years ended August 31, 2021 and 2020, respectively. Primarily due to the excess capacity charges that we have suffered for several years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expenses)

	Years Ended August 31,
	2021		2020
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Gain on disposals of investment	$—	—%	$634	10%
Interest expenses, net	(371)	(8)%	(358)	(6)%
Other income, net	1,090	23%	912	15%
Foreign currency transaction gain, net	342	7%	352	6%
Total other income, net	$1,061	22%	$1,540	25%

Gain on disposal of investment. We recognized a gain of $0 and $634 thousand for the years ended August 31, 2021 and 2020, respectively.

Interest expenses, net. The increase in interest expenses, net was primarily due to the issuance of $1.4 million of convertible notes in December 2019 and accrued interest and a $3.2 million loan with each of our Chairman and Chief Executive Officer and our largest shareholder.

Other income, net. Other income for the years ended August 31, 2021 and 2020 primarily consists of government subsidy for the COVID-19 pandemic impact and rental income from the lease of spare space in our Hsinchu building.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction gain of $342 thousand and $352 thousand for the years ended August 31, 2021 and 2020, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense (Benefit)

Our effective tax rate is expected to be approximately zero for fiscal 2021 and was zero for fiscal 2020, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

As of August 31, 2021 and 2020, we recognized full valuation allowances of $33.8 million and $32.3 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2021 and 2020. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

As of August 31, 2021, we had U.S. federal net operating loss (“NOLs”) carryforwards of $29.9 million, which will expire in various amounts beginning in our fiscal 2026. NOLs generated in tax years prior to August 31, 2018 can be carried forward for twenty years, whereas NOLs generated after August 31, 2018 can be carried forward indefinitely. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code of 1986, as amended, and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

As of August 31, 2021, we had total foreign net operating loss carryforwards of $115 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income TaxAct, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

Net Loss Attributable to Noncontrolling Interests

	Years Ended August 31,
	2021		2020
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(6)	—%	$(3)	—%

We recognized net loss attributable to non-controlling interests of $6 thousand and a net loss attributable to non-controlling interests of $3 thousand for the year ended August 31, 2021 and 2020, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd held by the non-controlling holders. Non-controlling interests represented 3.05% and 3.25% equity interest in Taiwan Bandaoti Zhaoming CO., Ltd as of August 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of August 31, 2021 and 2020, we had cash and cash equivalents of $4.8 million and $2.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of November 22, 2021, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $7.7 million and $7.7 million as of August 31, 2021 and 2020, respectively.

Our NT dollar denominated long-term notes, totaled $3.2 million and $3.1 million as of August 31, 2021 and August 31, 2020, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.465% currently), and was exclusively used to repay the existing loans.  The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 1.845% currently) and is available for operating capital. These loans are secured by an $85 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building. Due to the impact of the COVID-19 pandemic, the bank agreed to give us a deferment period for twelve months starting from May 2020. During this period, we did not need to pay the monthly payments of the principal but only the interest.

•

Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $27 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of August 31, 2021, our outstanding balance on this note payable was approximately $1.9 million.

•

Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $17 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of August 31, 2021, our outstanding balance on this note payable was approximately $1.2 million.

Property, plant and equipment pledged as collateral for our notes payable were $3.5 million and $3.6 million as of August 31, 2021 and 2020, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We are required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. In February 2021, the loans were extended with the same principal amount and interest rate for one year and are now due on January 15, 2022. As of August 31, 2021 and 2020, these loans totaled $3.2 million, respectively. The loans are secured by a second priority security interest on our headquarters.

On December 6, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our Common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and now mature on May 30, 2022. As of August 31, 2021 and 2020, the outstanding principal of these notes totaled $1.4 million.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $2.9 million and $544 thousand during the years ended August 31, 2021 and 2020, respectively. Net cash used in operating activities for the year ended August 31, 2021 was $2.8 million. As of August 31, 2021, we had cash and cash equivalents of $4.8 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity to our stockholders.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In the fourth quarter of fiscal 2021, we sold 344,391 shares of common stock for gross proceeds of $4.2 million with $125 thousand paid as placement agent fees under our ATM program.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2022 is approximately $5.1 million, which we expect to fund through the issuance of additional equity under the ATM program. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10‑K (in thousands):

Cash Flows Used in Operating Activities

	Years Ended August 31,
	2021	2020
Net cash used in operating activities	$(1,737)	$(1,001)
Net cash provided by (used in) investing activities	$159	$518
Net cash provided by financing activities	$3,990	$2,415

Net cash used in operating activities was $1.7 million and $1.0 million for the years ended August 31, 2021 and 2020, respectively. Cash used in operating activities for the year ended August 31, 2021 was $700 thousand higher, primary attributable to a decrease of $2.3 million in net loss, an increase of $143 thousand in cash collected from customers, and a decrease of $401thousand in cash paid out for accrued expenses and other current liabilities, partially offset by various non-cash adjustments during the year ended August 31, 2021 compared to the year ended August 31, 2020.

Cash Flows Provided By (Used in) Investing Activities

Net cash provided by investing activities was $159 thousand for the year ended August 31, 2021, consisting primarily of the proceeds from the sales of property, plant and equipment of $291 thousand as a result of the disposal of idle machinery, partially offset by a $118 thousand in cash used in the purchase of machinery and equipment and a $14 thousand for development of intangible assets.

Net cash provided by investing activities was $518 thousand for the year ended August 31, 2020, consisting primarily of the proceeds from the sales of property, plant and equipment of $669 thousand as a result of the disposal of idle machinery, and the proceeds of $140 thousand from the sales of our Hong Kong subsidiary, SemiLEDs International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co., Ltd., partially offset by a $271 thousand in cash used in the purchase of machinery and equipment and a $20 thousand for development of intangible assets.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $4.0 million for the year ended August 31, 2021, consisting primarily of $4.2 million of issuance of common stock for private placement.

Net cash provided by financing activities for the year ended August 31, 2020 was $2.4 million, consisting primarily of $2 million of proceeds from convertible notes and $700 thousand of issuance of common stock, offset in part by the repayments on long-term debt.

Capital Expenditures

We had capital expenditures of $118 thousand and $271 thousand for the years ended August 31, 2021 and 2020, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Accounting Pronouncements Not Yet Adopted

Please refer to ‘Summary of Significant Accounting Policies Recent Accounting Pronouncements’ for more details.

Item7A.Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item8.Financial Statements and Supplementary Data

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of SemiLEDs Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SemiLEDs Corporation and its subsidiaries (the “Company”) as of August 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with the U.S. generally accepted accounting principles.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company incurred recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, on September 1, 2019, the Company has changed its method of accounting for leases due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company’s revenue is derived from the delivery of its products.  The sale of products by the Company is considered complete when the products are delivered at that time the ownership and risk of loss have been transferred to the customer.

The Company considers the contracts with its customer contain one performance obligation, and the Company is entitled to the consideration when performance obligation is satisfied at a point in time. The amount of revenue to be recognized is determined by the contracts between the Company and its customer. The Company recognizes revenue when the product is delivered.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of the timing and amount of revenue recognition, is a critical audit matter, involved judgment exercised by management in identifying and evaluating the performance obligation. Auditor judgement is involved in performing our audit procedures to evaluate whether the timing and amount of revenue recognition was appropriately stated.

How the Critical Audit Matter Will Be Addressed in the Audit

Our audit procedures over determining the timing and amount of revenue recognition involved, among others, evaluation of management’s assessment in regard to the identification of performance obligation of revenue. We selected customer agreements and performed the following procedures:

-

Evaluated the terms and conditions of each selected contract and the appropriateness of the accounting treatment within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluated whether management’s conclusions were appropriate.

-	Tested the accuracy of management’s recognition of revenue for the performance obligation.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2019.

Diamond Bar, California

November 29, 2021

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,833	$2,832
Restricted cash and cash equivalents	90	85
Accounts receivable (including related parties), net of allowance for doubtful accounts of $199 and $187 as of August 31, 2021 and August 31, 2020, respectively	865	1,331
Inventories	3,937	2,476
Prepaid expenses and other current assets	329	781
Total current assets	10,054	7,505
Property, plant and equipment, net	5,244	5,645
Operating lease right of use assets	1,635	203
Intangible assets, net	126	89
Investments in unconsolidated entities	1,011	952
Other assets	169	186
TOTAL ASSETS	$18,239	$14,580
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,109	$4,750
Accounts payable	753	536
Advance receipt toward the convertible note	—	500
Accrued expenses and other current liabilities	2,783	2,654
Other payable to related parties	764	460
Operating lease liabilities, current portion	98	97
Total current liabilities	9,507	8,997
Long-term debt, excluding current installments	2,569	2,909
Operating lease liabilities, less current portion	1,537	106
Total liabilities	13,613	12,012
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,460 shares and 4,011 shares issued and outstanding as of August 31, 2021 and August 31, 2020, respectively	—	—
Additional paid-in capital	182,255	177,235
Accumulated other comprehensive income	3,543	3,647
Accumulated deficit	(181,211)	(178,360)
Total SemiLEDs stockholders’ equity	4,587	2,522
Noncontrolling interests	39	46
Total equity	4,626	2,568
TOTAL LIABILITIES AND EQUITY	$18,239	$14,580

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2021	2020
Revenues, net	$4,735	$6,068
Cost of revenues	3,702	4,478
Gross profit	1,033	1,590
Operating expenses:
Research and development	1,623	1,538
Selling, general and administrative	3,614	2,808
Gain on disposals of long-lived assets, net	(286)	(669)
Total operating expenses	4,951	3,677
Loss from operations	(3,918)	(2,087)
Other income (expenses):
Gain on disposals of investment	—	634
Interest expenses, net	(371)	(358)
Other income, net	1,090	912
Foreign currency transaction gain, net	342	352
Total other income, net	1,061	1,540
Loss before income taxes	(2,857)	(547)
Income tax expense	—	—
Net loss	(2,857)	(547)
Less: Net loss attributable to noncontrolling interests	(6)	(3)
Net loss attributable to SemiLEDs stockholders	$(2,851)	$(544)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.68)	$(0.15)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	4,180	3,921

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2021	2020
Net loss	$(2,857)	$(547)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(102)	(103)
Comprehensive loss	(2,959)	(650)
Comprehensive loss attributable to noncontrolling interests	(4)	—
Comprehensive loss attributable to SemiLEDs stockholders	$(2,955)	$(650)

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2019	3,594	$—	$175,804	$3,753	$(177,816)	$1,741	$47	$1,788
Issuance of common stock under equity incentive plans	34	—	—	—	—	—	—	—
Stock-based compensation	—	—	101	—	—	101	—	101
Issuance of common stock for private placement	183	—	700	—	—	700	—	700
Issuance of convertible notes	—	—	39	—	—	39	—	39
Conversion of notes into common stocks	200	—	592	—	—	592	—	592
Change ownership in SBDI*	—	—	(1)	—	—	(1)	(1)	(2)
Comprehensive income (loss)
Other comprehensive income (loss)	—	—	—	(106)	—	(106)	3	(103)
Net loss	—	—	—	—	(544)	(544)	(3)	(547)
BALANCE—August 31, 2020	4,011	—	177,235	3,647	(178,360)	2,522	46	2,568
Issuance of common stock under equity incentive plans	69	—	—	—	—	—	—	—
Stock-based compensation	—	—	186	—	—	186	—	186
Issuance of common stock for private placement	345	—	4,175	—	—	4,175	—	4,175
Issuance of convertible notes	—	—	18	—	—	18	—	18
Conversion of notes into common stocks	35	—	650	—	—	650	—	650
Change ownership in SBDI*	—	—	(9)	—	—	(9)	(3)	(12)
Comprehensive income (loss)
Other comprehensive income (loss)	—	—	—	(104)	—	(104)	2	(102)
Net loss	—	—	—	—	(2,851)	(2,851)	(6)	(2,857)
BALANCE—August 31, 2021	4,460	$—	$182,255	$3,543	$(181,211)	$4,587	$39	$4,626

See notes to consolidated financial statements.

*	SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Years Ended August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,857)	$(547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	897	843
Stock-based compensation expense	186	101
Bad debt expense	540	—
Provisions for inventory write-downs	659	709
Gain on disposals of investment	—	(634)
Gain on disposals of long-lived assets, net	(286)	(669)
Other non-cash expenses	150	—
Income recognized on patents assignment
Changes in :
Accounts receivable	158	15
Inventories	(1,974)	(988)
Prepaid expenses and other assets	37	131
Accounts payable	175	(139)
Accrued expenses and other current liabilities	578	177
Net cash used in operating activities	(1,737)	(1,001)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(118)	(271)
Proceeds from sales of property, plant and equipment	291	669
Proceeds from disposals of investments	—	140
Payments for development of intangible assets	(14)	(20)
Refund of cash receipt-in-advance	—	—
Net cash provided by investing activities	159	518
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	2,000
Repayments of long-term debt	(173)	(283)
Issuance of common stock	4,302	700
Payment of offering costs	(127)	—
Acquisition of noncontrolling interests	(12)	(2)
Net cash provided by financing activities	3,990	2,415
Changes in cash balance included in deconsolidated subsidiaries		(61)
Effect of exchange rate changes on cash and cash equivalents	(396)	(330)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,016	1,541
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	3,012	1,471
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$5,028	$3,012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$374	$47
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$17	$9

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2021 and 2020

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

As of August 31, 2021, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based. On November 27, 2019, SemiLEDs entered into a stock purchase agreement (the “Agreement”) with Xian Chang Ma  (the “Purchaser”) pursuant to which the Purchaser agreed to purchase all of the outstanding shares of the Company’s Hong Kong subsidiary, Semileds International Corporation Limited, and its wholly owned subsidiary Xuhe Guangdian Co Ltd. for $100,000 and an additional $40,000 for the transaction costs.  The Purchaser paid $140,000 to the Company, and the transaction was completed in January 2020. The Purchaser also subscribed for approximately 4% of the Company’s outstanding common shares on January 17, 2020 (see Note 7).

SemiLEDs’ common stock trades the Nasdaq Capital Market under the symbol “LEDS”.
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

The Company has suffered losses from operations of $3.9 million and $2.1 million, and used net cash in operating activities of $1.7 million and $1.0 million for the years ended August 31, 2021 and 2020, respectively.  These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.0 million for the year ended August 31, 2021 compared to $1.6 million for the year ended August 31, 2020.  On August 31, 2021, the Company’s cash and cash equivalents increased to $4.8 million, mainly due to the issuance of convertible notes and common stock from a private placement. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

•

Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. The growth of the Company’s module products and the continued commercial sales of its UV LED products are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focused on product enhancement and developing its LED product into many other applications or devices;

•

Continuing to monitor prices, work with current and potential vendors to decrease costs and, consistent with its existing contractual commitments, may possibly decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility; and

•

Raising additional cash through the issuance of convertible notes to the Company’s major stockholders, further equity offerings (including through as the Company’s ATM program), sales of assets and/or issuance of debt as considered necessary and looking at other potential business opportunities.

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

Concentration of Supply Risk— Some of the components and technologies used in the Company’s products are purchased and licensed from a limited number of sources and some of the Company’s products are produced by a limited number of contract manufacturers. The loss of any of these suppliers and contract manufacturers may cause the Company to incur transition costs to another supplier or contract manufacturer, result in delays in the manufacturing and delivery of the Company’s products, or cause it to carry excess or obsolete inventory. The Company relies on a limited number of such suppliers and contract manufacturers for the fulfillment of its customers’ orders. Any failure of such suppliers and contract manufacturers to perform could have an adverse effect upon the Company’s reputation and its ability to distribute its products or satisfy customers’ orders, which could adversely affect the Company’s business, financial position, results of operations and cashflows.

Concentration of Credit Risk— Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2021 and 2020, cash and cash equivalents of the Company consisted of the following (in thousands):

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

	August 31,
Cash and Cash Equivalents by Location	2021	2020
United States;
Denominated in U.S. dollars	$1,162	$251
Taiwan;
Denominated in U.S. dollars	3,405	2,514
Denominated in New Taiwan dollars	47	52
Denominated in other currencies	219	15
China (including Hong Kong);
Denominated in Renminbi	—	—
Denominated in H.K. dollars	—	—
Total cash and cash equivalents	$4,833	$2,832

Customers that accounted for 10% or more of the Company’s total net accounts receivable as of August 31, 2021 and 2020 consist of the following:

	August 31,
Customers	2021	2020
Customer A	53%	50%
Customer B	20%	—%
Customer C	0%	29%
Customer G	8%	5%

The customers accounted for 10% or more of the Company’s total net revenues for the years ended August 31, 2021 and 2020, as follows (in thousands, except percentages):

	Years Ended August 31,
	2021		2020
		% of		% of
Customers	Amount	Revenues	Amount	Revenues
Customer A	$1,260	27%	$1,005	17%
Customer B	721	15%	1,828	30%
Customer C	502	11%	237	4%
Customer D	—	0%	862	14%

Cash and Cash Equivalents—The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

As of August 31, 2021 and 2020, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2021	2020
Cash;
Cash and demand deposits	$4,833	$2,832
Cash equivalents;
Money market funds	—	—
Total cash and cash equivalents	$4,833	$2,832

Restricted Cash Equivalents— Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of August 31, 2021 and 2020, the Company’s restricted cash equivalents at current portion amounted $90 thousand and $85 thousand, respectively. As of August 31, 2021 and 2020, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $105 thousand and $95 thousand, respectively.

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

Accounts Receivable — Accounts receivable (including related parties with zero net book value as of August 31, 2021 and 2020, respectively) are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Bad debt expenses were recognized $540 thousand and $0 during the years ended August 31, 2021 and 2020, respectively.

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

No impairment charge was recognized in the years ended August 31, 2021 and 2020.

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

No impairment charge was recognized in the year ended August 31, 2021 and 2020.

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

Advertising Costs —Advertising costs are expensed as incurred. Advertising costs totaled $1 thousand and $1 thousand for the years ended August 31, 2021 and 2020, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Reporting —The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended August 31, 2021 and 2020, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280‑10‑50‑1, “Segment Reporting.”

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 shares to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been received in full amount by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares at the issuance date; as a result, noncontrolling interest in SBDI was increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased additional 33,000 common shares of SBDI from non-controlling shareholders. Therefore, noncontrolling interest in SBDI declined to 3.05% as of August 31, 2021.

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

Fair Value Measurements — The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•

Level2 Inputs: Other than quoted prices included in Level1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

See Note12 for further details.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

3.	BALANCE SHEET COMPONENTS

Inventories

Inventories as of August 31, 2021 and 2020 consist of the following (in thousands):

	August 31,
	2021	2020
Raw materials	$564	$433
Work in process	1,217	792
Finished goods	2,156	1,251
Total	$3,937	$2,476

Inventory write‑downs to estimated net realizable values for the years ended August 31, 2021 and 2020 were $659 thousand and $709 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment as of August 31, 2021 and 2020 consist of the following (in thousands):

	August 31,
	2021	2020
Buildings and improvements	$14,997	$14,104
Machinery and equipment	34,421	33,977
Leasehold improvements	176	166
Other equipment	2,547	2,384
Construction in progress	—	7
Total property, plant and equipment	52,141	50,638
Less: Accumulated depreciation and amortization	(46,897)	(44,993)
Property, plant and equipment, net	$5,244	$5,645

Depreciation expense was $879 thousand and $831 thousand for the years ended August 31, 2021 and 2020, respectively.

Property, plant and equipment pledged as collateral for the Company’s notes payable were $3.5 million and $3.6 million as of August 31, 2021 and 2020, respectively.

Intangible Assets

Intangible assets as of August 31, 2021 and 2020consist of the following (in thousands):

	August 31, 2021
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$627	$501	$126
Acquired technology	5	367	367	—
Total		$994	$868	$126

	August 31, 2020
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$550	$461	$89
Acquired technology	5	345	345	—
Total		$895	$806	$89

Amortization expense was $18 thousand and $12 thousand for the years ended August 31, 2021 and 2020, respectively.

No impairment charge was recognized in the year ended August 31, 2021 and 2020.

The estimated future amortization expense for the Company’s intangible assets as of August 31, 2021 is as follows (in thousands):

Accrued Expenses and Other Current Liabilities

Years Ending August 31,	Total
2022	$11
2023	11
2024	10
2025	10
2026	10
Thereafter	74
Total	$126

Accrued expenses and other current liabilities as of August 31, 2021 and 2020 consist of the following (in thousands):

	August 31,
	2021	2020
Accrued compensation and benefits	$1,694	$1,661
Customer deposits	293	148
Accrued business expenses	200	144
Accrued professional service fees	283	133
Advance receipts
Other (individually less than 5% of total accrued expenses and other current liabilities)	313	568
Total	$2,783	$2,654

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2021 and 2020 consist of the following (in thousands, except percentages):

	August 31, 2021		August 31, 2020
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	$1,011	Various	$952
Total investments in unconsolidated entities		$1,011		$952

There were no dividends received from unconsolidated entities through August 31, 2021.

Equity Investment without Readily Determinable Fair Value

Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investment without readily determinable fair value. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information.  During the year ended August 31, 2021 and 2020, no impairment losses were recognized for the equity investments without readily determinable fair value.

5.	INDEBTEDNESS

Long‑term Debt

Long‑term debt as of August 31, 2021 and 2020 consist of the following loans (in thousands):

	August 31,
	2021	2020
First note payable- Mega Bank	$1,917	$1,905
Second note payable- Mega Bank	1,175	1,168
Loans from Chairman and Shareholders	3,200	3,200
Convertible notes issued to Chairman and Shareholders	1,386	1,386
Total long-term debt	7,678	7,659
Less: Current installments	(5,109)	(4,750)
Total long-term debt, excluding current installments	$2,569	$2,909

Our long-term debt, which consisted of New Taiwan dollar (“NTD”) denominated long-term notes, convertible unsecured promissory notes and loans from the Chairman and the largest shareholder of the Company, totaled $7.7 million and $7.7 million as of August 31, 2021 and 2020, respectively.

On July 5, 2019, the Company and Mega International Commercial Bank (“Mega Bank”) entered into two NTD denominated loan agreements in an aggregate amount of $3.39 million (NT$100 million). The first note of $2.1 million (NT$62 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.465% currently), and was exclusively used to repay original notes with E Sun Bank. The second note of $1.29 million (NT$38 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 1.845% currently) and is available for operating capital. Both note payables are secured by a first priority security interest on the Company’s headquarters building. Income from renting the collateral must be deposited into a reserved account opened with Mega Bank, and only the balance of deposits exceeding $80 thousand (NT$2.5 million) after deducting the principal and interest payable for the current month (including the accumulated outstanding amount) may be transferred outwards. The balance of the reserve account is $90 thousand and $85 thousand as of August 31, 2021 and 2020, respectively. In May 2020, due to the impact of the COVID-19 pandemic, Mega bank agreed to give us a deferment period for twelve months starting from May 2020. During this period, the Company did not need to pay the monthly payments of the principal but only the interest. Starting from May 2021, the two notes payables to Mega Bank require monthly payments of principal in the amount of $27 thousand plus interest and $17 thousand plus interest, respectively, over the 74-month term of the notes with final payment to occur in July 2027.

On January 8, 2019, the Company entered into loan agreements with Trung Doan, the Chairman and Chief Executive Officer, and J.R. Simplot Company, the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, unless the loans are sooner accelerated pursuant to the loan agreements. As of August 31, 2021 and 2020, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

On December 6, 2019 and December 10, 2019, the Company issued two convertible unsecured promissory notes (the “Notes”) to each of J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer (together, the “Holders”), with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and now mature on May 30, 2022. As of August 31, 2021 and 2020, the outstanding principal of these notes totaled $1.4 million.

The scheduled principal payments for the Company’s long-term debt as of August 31, 2021 consist of the following (in thousands):

Scheduled
Principal
Years Ending August 31,	Payments
2022	$5,109
2023	523
2024	523
2025	523
2026	523
Thereafter	477
Total	$7,678

6.	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements —The Company has several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that expire at various dates between December 2021 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases were $164 thousand and $156 thousand for the years ended August 31, 2021 and 2020, respectively.

Balance sheet information related to the Company’s leases is presented below:

	August 31,
	2021	2020
Assets
Operating lease right of use assets	$1,635	$203
Liabilities
Operating lease liabilities, current portion	$98	$97
Operating lease liabilities, less current portion	1,537	106
Total	$1,635	$203

The following provides details of the Company’s lease expenses:

	August 31,
	2021	2020
Operating lease expenses	$164	$156

Other information related to leases is presented below:

	August 31,
	2021	2020
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$164	$156
Weighted Average Remaining Lease Term:
Operating leases	18.74 years	2.34 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of August 31, 2021 consist of the following (in thousands):

Operating
Years Ending August 31,	Leases
2022	$126
2023	105
2024	105
2025	105
2026	105
Thereafter	1,369
Total future minimum lease payments, undiscounted	1,915
Less: Imputed interest	280
Present value of future minimum lease payments	$1,635

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $101thousand and $33thousand as of August 31, 2021 and 2020, respectively.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleged that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by the Company, because there remained some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case. The Court held a trial on March 2, 2020. After the trial, the judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before end of April 2020. Both sides submitted post-trial briefs and proposed findings of fact on April 30, 2020. On December 21, 2020, the judge, following a hearing, issued her judgment, which ordered the Company to return the $500 thousand to Well Thrive, and required both parties, on or before January 6, 2021, to submit information on the appropriate amount of interest to be added. On January 6, 2021, the Company filed a brief arguing that there should not be an award of prejudgment interest and Well Thrive was arguing for the amount of $135,774 in pre-judgement interest. On April 8, 2021, the judge issued a ruling requiring the Company to pay pre-judgment interest in the amount of $123,000 to Well Thrive. On May 7, 2021, the Court of Appeal issued an order requiring the parties to mediate on June 28, 2021. The Company and Well Thrive Ltd. entered into an Agreement Regarding Satisfaction of Judgment dated June 14, 2021, as amended on June 16, 2021 and June 21, 2021 (collectively, the “Settlement Agreement”), pursuant to which the Company issued 35,365 shares (the “Shares”) of its common stock to Well Thrive Ltd. The Shares were issued to satisfy the amount payable under the Settlement Agreement and, accordingly, no cash proceeds were received by the Company from the issuance of the Shares.

Except as described above, as of August 31, 2021, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.
7.	COMMON STOCK

On January 17, 2020, the Company entered into a definitive common stock purchase agreement with Xian Chang Ma. Pursuant to the terms of the Agreement, Mr. Ma purchased 150,000 shares of the Company’s common stock at $4.00 per share, representing approximately 4% of the outstanding shares of the Company at the time of purchase. The Company received the $600,000 purchase price in full on January 17, 2020.

On May 25, 2020, the Company entered into a definitive common stock purchase agreement (the “Agreement”) with Feng Shuang Zhu.  Pursuant to the terms of the Agreement, Mr. Zhu purchased 33,333 shares of the Company’s common stock at $3.00 per share for an aggregate purchase price of $100,000. The Company received the $100,000 purchase price in full on May 25, 2020.

On May 25, 2020, J.R. Simplot Company, the largest shareholder of the Company, and Trung Doan, the Chairman and Chief Executive Officer of the Company, each converted $300,000 of convertible unsecured promissory notes into 100,000 shares of the Company’s common stock (see Note 5).

In June 2021, the Company and Well Thrive Ltd., entered into an Agreement Regarding Satisfaction of Judgement dated June 14, 2021 (collectively, the “Settlement Agreement”) pursuant to which the Company issued 35,365 shares (the “Shares”) of the common stock to Well Thrive Ltd, valued at $650,000. The Shares were issued to satisfy the amount payable under the Settlement Agreement and, accordingly, no cash proceeds were received by the Company from the issuance of the Shares.

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent the Company’s  common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In July 2021, 344,391 shares of the Company’s common stock were issued for gross proceeds of $4,175,225, before placement agent fees and legal fees of $126,576.

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

A total of 1,421 thousand and 1,021thousand shares were reserved for issuance under the 2010 Plans of August 31, 2021 and 2020, respectively. As of August 31, 2021 and 2020, there were 1026 thousand and 548 thousand shares of common stock available for future issuance under the 2010 Plan, respectively.

In November 2020, SemiLEDs granted 15,000 restricted stock units to its directors, which vested 25% on each of February 12, 2021, May 12, 2021 and August 12, 2021 and will vest 25% on November 12, 2021. If the 2021 annual meeting is held before November 12, 2021, 100% of the stock units shall immediately vest on the date of the 2021 annual meeting. The grant-date fair value of the restricted stock units was $3.00 per unit.

In November 2020, SemiLEDs granted 33,000 restricted stock units to its employees, which vested 25% on each of February 12, 2021, May 12, 2021 and August 12, 2021 and will vest 25% on  November 12, 2021 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $3.00 per unit.

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

Stock‑based Compensation Expense

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs’ common stock as part of an employment agreement related to the Company’s acquisition of SBDI (later on renamed as TSLC Corporation). A summary of the stock-based compensation expense for the years ended August 31, 2021 and 2020is as follows (in thousands):

	Years Ended August 31,
	2021	2020
Cost of revenues	$51	$27
Research and development	43	21
Selling, general and administrative	92	53
	$186	$101

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

There was no recognized stock-based compensation tax benefit for the years ended August 31, 2021 and 2020, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2021 and 2020.

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

A summary of the option activity and changes for the years ended August 31, 2021 and 2020 is presented below:

Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2019	10	$133.82	1.4	$—
Granted	—	—
Forfeited	(2)	41.00
Exercised	—	—
Outstanding—August 31, 2020	8	$159.00	0.5	$—
Granted
Forfeited	(8)	159.00
Exercised
Outstanding—August 31, 2021	—	$—	—	$—
Vested and expected to vest—August 31, 2021	—	$—	—	$—
Exercisable—August 31, 2021	—	$—	—	$—

As of August 31, 2021 and 2020, unrecognized compensation costs related to unvested stock options were nil.

Restricted Stock Units Awards

The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2021 and 2020 is presented below:

		Weighted-
	Number of	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
	(In thousands)
Outstanding—September 1, 2019	29	$4.10
Granted	144	2.39
Vested	(34)	3.86
Forfeited	—	—
Outstanding—August 31, 2020	139	$2.39
Granted	48	3.00
Vested	(69)	2.70
Forfeited	(15)	2.51
Outstanding—August 31, 2021	103	$2.46

As of August 31, 2021 and 2020, unrecognized compensation cost related to unvested restricted stock unit awards of $ 205 thousand and $ 284thousand, respectively, is expected to be recognized over a weighted average period of 2.09 years and 3.36 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9.	NET LOSS PER SHARE OF COMMON STOCK

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have an antidilutive effect on the net loss per share (in thousands of shares):

	Years Ended August 31,
	2021	2020
Stock units and stock options to purchase common stock	70	182
Convertible notes to convert into common stock	235	431

10.	INCOME TAXES

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

In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of its U.S. deferred tax balances for the reduction in the statutory tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTI and BEAT provisions. In fiscal 2021, the Company determined that there were no material changes to the provisional amounts recorded as of August 31, 2021.

Taiwan

The Company’s loss before income taxes is primarily derived from the operations in Taiwan and income tax expense is primarily incurred in Taiwan.

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the undistributed earning tax, or a surtax, decreased from 10% to 5% effective from January 1, 2018. As a result, the statutory income tax rate in Taiwan is20% for the years ended August 31, 2021 and 2020. An additional surtax, of which rate was reduced from 10% to 5% being applied to the Company starting from September 1, 2018, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

The Company’s loss before income taxes for the years ended August 31, 2021 and 2020was attributable to the following jurisdictions (in thousands):

	Years Ended August 31,
	2021	2020
U.S. operations	$(1,156)	$(310)
Foreign operations	(1,701)	(237)
Loss before income taxes	$(2,857)	$(547)

Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to loss before income taxes for the years ended August 31, 2021 and 2020, as a result of the following (in thousands):

	Years Ended August 31,
	2021	2020
Computed “expected” income tax benefit	$(115)	$(115)
Foreign tax rate differential	19	3
Valuation allowance	(239)	(286)
Other	335	398
Income tax expense	$—	$—

Net deferred tax assets (liabilities) as of August 31, 2021 and 2020 consist of the following (in thousands):

	August 31,
	2021	2020
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,848	$1,719
Allowance for doubtful accounts	38	35
Accruals and other	(159)	(60)
Property, plant and equipment	738	871
Stock-based compensation	392	388
Net operating loss carryforwards	30,924	29,302
Total gross deferred tax assets	33,781	32,255
Less: Valuation allowance	(33,781)	(32,255)
Deferred tax assets, net of valuation allowance	$—	$—

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

As of August 31, 2021 the Company had the U.S. net operating losses (the “U.S. NOLs”) of approximately $29,889 thousand, which begins to expire in 2025. The U.S. NOLs generated in tax years prior to August 31, 2018, can be carryforward for twenty years, whereas U.S. NOLs generated after August 31, 2018 can be carryforward indefinitely. The unused net operating loss carryforwards were as follows (in thousands):

	August 31,	Expiration
	2021	Year
U.S. federal net operating loss carryforwards (prior to August 31, 2018)	$12,892	2025-2037
U.S. federal net operating loss carryforwards (after August 31, 2018)	16,997	—
Foreign net operating loss carryforwards (expiring over the next 5 years)	98,088	2021-2025
Foreign net operating loss carryforwards (expiring in more than 5 years)	23,992	2026-2030
Total unused net operating loss carryforwards and income tax credits	$151,969

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

As of August 31, 2021 and 2020, the Company had no unrecognized tax benefits.

The Company is subject to taxation in the United States and various states and certain foreign jurisdictions. As of August 31, 2021, the 2016 through 2019 tax years remain subject to examination by the U.S. tax authorities. With few exceptions, as of August 31, 2021, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2016. Below is a summary of open tax years by major tax jurisdiction:

Open
Tax Year
U.S. federal	2017-2020
U.S. state	2017-2020
Foreign—Taiwan	2020

The Company is not currently under examination by income tax authorities in any federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.
11.	PRODUCT AND GEOGRAPHIC INFORMATION

Revenues by products for the years ended August 31, 2021 and 2020 are as follows (in thousands):

	Years Ended August 31,
	2021	2020
LED chips	$171	$69
LED components	3,259	3,977
Lighting products	730	548
Other(1)	575	1,474
Total	$4,735	$6,068

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2021 and 2020 (in thousands):

	Years Ended August 31,
	2021	2020
United States	$1,550	$2,429
Netherlands	1,274	1,009
Ireland	8	862
Japan	504	477
Taiwan	155	366
Germany	380	238
China	256	105
Other (individually less than 5% of total net revenues)	608	582
Total	$4,735	$6,068

Tangible Long‑Lived Assets

Substantially all of the Company’s tangible long‑lived assets are located in Taiwan.
12.	FAIR VALUE MEASUREMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of August 31, 2021 and 2020 (in thousands):

	August 31, 2021		August 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents and restricted cash	$4,923	$4,923	$2,917	$2,917
Receivables (including related parties)	865	865	1,331	1,331
Other assets (non-derivatives)	248	248	809	809
Financial liabilities:
Payables (including related parties)	$4,300	$4,300	$4,150	$4,150
Long-term debt (including current installments)	7,678	7,678	7,659	7,659

The fair values of the financial instruments shown in the above table as of August 31, 2021 and 2020 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.

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

As a holding company, dividends received from SemiLEDs’ subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2021	2020
ASSETS
Cash and cash equivalents	$1,162	$251
Prepaid expenses and other current assets	11,995	9,078
Total current assets	13,157	9,329
Intangible assets, net	1	1
Investments in subsidiaries	(2,841)	(1,072)
TOTAL ASSETS	$10,317	$8,258
LIABILITIES AND EQUITY
Advance receipt toward the convertible note	$-	$500
Accrued expenses and other current liabilities	1,104	650
Long-term debt, current portion	4,587	4,586
Total current liabilities	5,691	5,736
Total non-current liabilities	—	—
Total equity	4,626	2,522
TOTAL LIABILITIES AND EQUITY	$10,317	$8,258

SemiLEDs had no contingencies, long‑term obligations and guarantees as of August 31, 2021 or August 31, 2020.

	Years Ended August 31,
Condensed Statements of Operations	2021	2020
Operating expenses:
Selling, general and administrative	$694	$641
Loss from operations	(694)	(641)
Other income (expenses):
Gain on disposal of investments	—	634
Equity in losses from subsidiaries, net	(1,697)	(230)
Interest expenses	(322)	(320)
Other income, net	(138)	13
Total other (expenses) income, net	(2,157)	97
Net loss	$(2,851)	$(544)

	Years Ended August 31,
Condensed Statements of Cash Flows	2021	2020
Net cash provided by (used in):
Operating activities	$(3,264)	$(2,641)
Investing activities	—	140
Financing activities	4,175	2,700
Net increase (decrease) in cash and cash equivalents	911	199
Cash and cash equivalents at beginning of year	251	52
Cash and cash equivalents at end of year	$1,162	$251

14.	RELATED PARTY TRANSACTIONS

On December 6, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer (together, the “Holders”), with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock (see Note 5). On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and now mature on May 30, 2022. As of August 31, 2021 and 2020, the outstanding principal of these notes totaled $1.4 million.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements. As of August 31, 2021 and 2020, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

15.	SUBSEQUENT EVENTS

In November 2021, SemiLEDs granted 15 thousand restricted stock units to its directors that will vest 25% every three months on February 12, 2022, May 12, 2022, August 12, 2022 and November 12, 2022. In the event that the 2022 annual meeting falls before November 12, 2022, 100% of the stock units shall immediately vest on the date of the 2022 annual meeting. The grant-date fair value of the restricted stock units was $7.11 per unit.

In November 2021, SemiLEDs granted 98.5 thousand restricted stock units to its employees, which will vest 12.5% every three months on the vesting commencement date of November 2021 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $7.11 per unit.

The Company has analyzed its operations subsequent to August 31, 2021 to the date these consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Except for the above, the Company has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

Item9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of August 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control— Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Trung T. Doan, 63, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012. Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea. In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc. Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems within the past five years. Mr. Doan also previously served as a director of Dolsoft Corporation, a privately held software company, as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems. Mr. Doan holds a bachelor of science degree in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a master of science degree in chemical engineering from the University of California, Santa Barbara. Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in-depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

Dr. Edward Kuan Hsiung Hsieh, 69, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and VR application company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile, and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. He also served as Chairman of Good Neighbors Taiwan since 2019. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara, and a doctor of philosophy degree in electrical engineering and applied physics from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching master of business administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start-up companies.

Scott R. Simplot, 75, has served as a director since March 2005. Mr. Simplot has been Chairman of the board of directors and a director of J.R. Simplot Company since May 2001 and August 1970, respectively. Mr. Simplot holds a bachelor of science degree in business from the University of Idaho and a master of business administration degree from the University of Pennsylvania. Mr. Simplot became a director on our Board as part of his duties as the Chairman of the board of J.R. Simplot Company, the 100% owner of Simplot Taiwan, Inc., which was entitled to designate two members of our board of directors in connection with J.R. Simplot Company’s investment in our Series A convertible preferred stock. Our Board has determined that Mr. Simplot should serve as a director based on the extensive knowledge and insight he brings to our Board from his experience serving as Chairman and holding a variety of management positions at a large private company and serving on the boards of directors of companies in a variety of industries.

Walter Michael Gough, 67, has served as a director since April 2016. Mr. Gough has led Gough and Associates, a firm that specializes in financial consulting for domestic and international companies since 2005. He is also a tenured faculty member in Accounting and Business at DeAnza College in Cupertino, California where he has taught since 1985. From June 2000 to June 2004, he was Chief Financial Officer and Financial Consultant at NuTool Inc., a semiconductor equipment manufacturer. From 1995 through 1999, he was a founding member and Chief Financial Officer of Invest In Yourself, LLC; an organization that provided consulting for professional sports franchises. Prior to teaching and consulting, Mr. Gough was a financial analyst and contracts manager at Watkins-Johnson Company, a high technology electronics firm. Before Watkins-Johnson, Mr. Gough worked for Kidder Peabody, an investment banking firm. He holds MBA and BA degrees (cum laude) from Santa Clara University, and a Masters in English from Notre Dame de Namur University. Our Board has determined that Mr. Gough should serve on our Board based on his experience as a consultant to technology companies in both the United States and Taiwan, his prior experience as a chief financial officer of several companies, and his expertise in accounting and finance.

Roger Lee, 63, has served as a director since September 2019. Mr. Lee previously served as a director and an Audit Committee member of SemiLEDs from August 2017 to March 2019. Mr. Lee has more than 30 years of semiconductor experience and leadership. He has been the President and CEO of TF Semiconductor Solutions (TFSS) since August 2014. Prior to becoming the CEO of TFSS, Mr. Lee served as world-wide COO and Interim President & CEO of Telefunken Semiconductors located in Roseville, California and Heilbronn, Germany from May 2011 to July 2014. Mr. Lee began his career as an engineer for Texas Instruments. During his career, Mr. Lee has served on numerous boards and held a variety of executive and senior-level positions for several companies, including senior vice president of SMIC. Previously, he co-founded the SMIC-Toppan JV (TSES) where he served as its vice chairman of its Board of Directors, and had held several senior management positions, including senior fellow and head of flash memory at Micron Technology and was instrumental to the development of Micron’s flash memory program. More recently, he was COO and a board member of Founder Microelectronics, Inc. in Shenzhen, China where he was responsible for overall company operations, including fab manufacturing, sales and marketing, facilities, and R&D operations. Mr. Lee earned his Bachelor’s degree and Master’s degree in Electrical Engineering from Iowa State University. Our Board has determined that Mr. Lee should serve on our Board based on his experience with technology companies and other organizations in the United States, Germany and China.

Executive Officers

In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers as of November 22, 2021 consisted of the following:

Christopher Lee, 50, has served as our Chief Financial Officer since September 2015. From November 21, 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of the Company. Mr. Lee joined SemiLEDs in September 2014. Mr. Lee has over 25 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self-employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from The Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

CORPORATE GOVERNANCE

Board Composition

Our Nominating and Corporate Governance Committee is charged with identifying and evaluating individuals qualified to serve as members of the Board and recommending to the full Board nominees for election as directors. We seek directors with experience in areas relevant to the strategy and operations of the Company. We seek a Board that collectively has a range and diversity of skills, experience, age, industry knowledge and other factors in the context of the needs of the Board. The biographies of each of the nominees below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the person should serve as a director of our Company. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Nominating and Corporate Governance Committee and Board to the conclusion that he should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. Each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and our Board. Each of our director nominees is currently serving on the Board.

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

The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate. During fiscal year 2021, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

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

Nominating
and Corporate
Name	Audit	Compensation	Governance
Dr. Edward Kuan Hsiung Hsieh	Chair	˅
Walter Michael Gough	˅
Roger Lee	˅
Scott R. Simplot		Chair	Chair
Number of Committee Meetings Held in Fiscal Year 2021	4	2	2

Audit Committee

Our Audit Committee is responsible for, among other things:

•	reviewing and approving the selection of our independent auditors, and approving the audit and non‑audit services to be performed by our independent auditors;
•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•	reviewing the adequacy and effectiveness of our internal control policies and procedures;
•	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year‑end operating results; and
•	preparing the Audit Committee Report that the SEC requires in our annual proxy statement.

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

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board held four meetings in fiscal 2021. We expect each director to attend every meeting of the Board and the committees on which he serves, and encourage them to attend the annual stockholders’ meeting. All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal 2021 and all continuing directors attended the 2021 annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2021all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a).

Item11.Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

This executive compensation section discloses the compensation awarded to or earned by our “named executive officers” during fiscal years 2021 and 2020.

We held our last non‑binding advisory vote regarding compensation of our named executive officers at the 2021 Annual Meeting of Stockholders and expect to hold our next vote at our 2024 Annual Meeting of Stockholders.

Summary Compensation Table

The following table sets forth all of the compensation earned by our named executive officers(1) during the relevant fiscal years.

				Stock	Option	All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)	Compensation ($)	Total ($)
Trung T. Doan	2021	258,188	—	—	—	—	258,188
Chief Executive Officer	2020	151,875	—	—	—	—	151,875
Christopher Lee	2021	91,420	—	18,079	—	—	109,499

(1)	Mr. Christopher Lee’s compensation did not exceed $100 thousand for the fiscal year ended August 31, 2020.

Outstanding Equity Awards at Fiscal Year‑End

There were no outstanding equity awards held by Mr. Doan as of the fiscal year ended August 31, 2021.

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

Director Compensation

Our Board amended our director compensation policy on November 11, 2020 to replace the annual cash retainers for board and committee service with additional restricted stock units, as a result of which non-employee members of the Board now receive the following compensation for their board and committee services:

•	no annual cash retainer for general Board or committee service;
•	no cash payments for attendance at general Board meetings; and
•

each year shortly following the annual stockholder meeting an annual grant of 5,000 shares of restricted stock units, which fully vests on the earlier of the next annual meeting or the one-year anniversary of the grant date, whichever is earlier, subject to continued service through the vesting date, provided that the restricted stock units will fully vest if we are subject to a change in control during their service.

The director compensation policy requires directors to attend at least 75% of the meetings each year in order to be re-nominated. The policy also includes an equity ownership guideline whereby our directors will be expected to own and hold shares of our common stock until retirement from their Board service. We also reimburse non-employee directors for travel, lodging and other expenses incurred in connection with their attendance at Board or committee meetings.

Director Compensation Table

The following table sets forth the total compensation for our non‑employee directors for the year ended August 31, 2021:

	Fees Earned or		All Other
Name	Paid in Cash ($)	Stock Awards ($)	Compensation ($)	Total ($)
Dr. Edward Kuan Hsiung Hsieh	—	15,000	—	15,000
Walter Michael Gough	—	15,000	—	15,000
Roger Lee	—	15,000	—	15,000
Scott R. Simplot(1)	—	—	—	—

(1)	Mr. Simplot waived any right to compensation.

Item12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 22, 2021 with respect to:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60days of November 22, 2021and RSUs that will vest within 60days of November 22, 2021, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Percentage of ownership is based on 4, 459,579shares of common stock outstanding as of November 22, 2021.

Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	1,489,934	(1)	33.3%
J.R. Simplot Company
999 Main Street, Suite 1300 Boise, ID 83702
Trung Tri Doan	536,639	(2)	12.0%

Executive Officers and Directors:
Trung Tri Doan	536,639	(2)	12.0%
Walter Michael Gough	16,068	(3)	*
Roger Lee	7,500	(3)	*
Dr. Edward Kuan Hsiung Hsieh	28,571	(3)	*
Scott R. Simplot	1,520,970	(1)(4)	34.0%
Christopher Lee	9,800	(5)	*

All executive officers and directors as a group (6 persons)	2,119,548		47.4%

*	Indicates beneficial ownership of less than 1%.
(1)

Based on a Schedule13D/A filed June 5, 2020, Simplot Taiwan, Inc., a wholly owned subsidiary of J.R. Simplot Company, and J.R. Simplot Company share voting and investment power over all such shares. Scott Simplot is the Chairman of J.R. Simplot Company. Mr. Simplot may be deemed to have shared voting and investment power over the shares held by Simplot Taiwan, Inc. Mr. Simplot disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. Includes 400,000 shares issuable upon exercise of outstanding convertible promissory notes.

(2)	Includes 127,141shares held by The Trung Tri Doan 2010 GRAT, of which Trung Tri Doan is the sole trustee. Includes 66,667 shares issuable upon exercise of outstanding convertible promissory notes.
(3)	Includes 1,250 restricted stock units that will vest within 60 days.
(4)

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

(5)	Includes 6,450 restricted stock units that will vest within 60 days.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2021. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	103	(1)	$159.00	820
Equity compensation plans not approved by security holders	—		—	—
Total	103			820

(1)

Consists of stock options granted under the 2005 Equity Incentive Plan and the 2010 Equity Incentive Plan, and restricted stock units granted under the 2010 Equity Incentive Plan. No additional grants could be made under the 2005 Equity Incentive Plan after December 8, 2010. In April2014 and July 2019, SemiLEDs’ stockholders approved amendments to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares and 500thousand shares, respectively. On September 25, 2020, stockholders of SemiLEDs approved an increase in the authorized share reserve under the 2010 plan by an additional 400 thousand shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since September 1, 2019, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below, some of which represent continuing transactions from prior periods.

On January 8, 2019, the Company entered into loan agreements with each of Mr. Doan, its Chairman and Chief Executive Officer, and Simplot Taiwan, Inc., its largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. In February 2021, the loan agreements were extended with the same principal amount and interest rate for one year and are now due on January 15, 2022, unless the loans are sooner accelerated pursuant to the loan agreements.  As of August 31, 2021, these loans totalled $3.2 million. The loans are secured by a second priority security interest on our headquarters building.

On December 6, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to each of J.R. Simplot Company and Mr. Doan (together, the “Holders”), with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted$300,000of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and are now due on demand by the Holders on and at any time after May 30, 2022.

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

None of the non‑employee directors were disqualified from “independent” status under the objective tests. In making its subjective determination that each of our Company’s non‑employee director is independent, the Board reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management. The Board considered the transactions in the context of the NASDAQ objective standards, the special standards established by the SEC for members of audit committees, and the SEC and U.S. Internal Revenue Service (“IRS”) standards for compensation committee members. Based on all of the foregoing, as required by the NASDAQ rules, the Board made a subjective determination that, because of the nature of the director’s relationship with the entity and/or the amount involved, no relationships exist that, in the opinion of the Board, would impair the director’s independence.

Item14.Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

The following table shows the fees and related expenses for audit and other services provided by KCCW Accountancy Corp billed for fiscal year 2021 and 2020. The services described in the following fee table were approved in conformity with the Audit Committee’s pre‑approval process.

	KCCW Accountancy Corp
	2021 Fees	2020 Fees
Audit Services	$173,000	$173,000
Audit-Related Services	—	—
Tax Services	7,000	7,000
All Other Services	17,000	—
Total	$197,000	$180,000

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

PART IV

Item15.Exhibits and Financial Statement Schedules

(2) Exhibits:

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certification of Incorporation of Registrant	S-1/A	333‑168624	3.1(c)	November 22, 2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8‑K	333‑168624	3.1	April 15, 2016

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	333‑168624	3.1	July 3, 2018

3.4	Amended and Restated Bylaws of Registrant	S‑1/A	333‑168624	3.2(b)	November 22, 2010

4.1	Form of Common Stock Certificate	S‑1/A	333‑168624	4.1	November 22, 2010

4.2(d)	Description of the Registrant’s Securities Under Section 12 of the Securities Exchange Act of 1934	10-K	001-34992	4.2(d)	November 20, 2019

10.2†	2010 Equity Incentive Plan, as amended September 25, 2020	10-K	001-34992	10.2	November 17, 2020

10.3†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S‑1	333‑168624	10.3	August 6, 2010

10.4†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8‑K	001‑34992	99.1	February 9, 2012

10.5†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8‑K	001‑34992	99.1	February 24, 2012

10.6	Form of Proprietary Information and Inventions Agreement	S‑1/A	333‑168624	10.8	September 14, 2010

10.7	Form of Non‑competition Agreement	S‑1/A	333‑168624	10.9	September 14, 2010

10.8†	Form of Option Agreement for the 2010 Equity Incentive Plan	S‑1/A	333‑168624	10.10	November 16, 2010

10.9†	Form of Indemnification Agreement with directors and officers	S‑1/A	333‑168624	10.11	October 26, 2010

10.10	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and Trung Doan	10-Q	001-34992	10.1	January 11, 2019

10.11	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and J. R. Simplot Company	10-Q	001-34992	10.2	January 11, 2019

10.12	The First Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)	10-K	001-34992	10.12	November 20, 2019

10.13	The Second Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)	10-K	001-34992	10.13	November 20, 2019

10.14†	Amendment to Convertible Unsecured Promissory Note dated May 26, 2021 to Trung Doan	10-K	001-34992	10.14		X

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

10.15†	Amendment to Convertible Unsecured Promissory Note dated May 26,2021 to Simplot Taiwan Inc.	10-K	001-34992	10.15		X

23.1	Consent of KCCW Accountancy Corp, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Management contract or compensatory arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section13 or15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2021	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung Tri Doan Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN	Chairman and Chief Executive Officer (Principal Executive Officer)	November 29, 2021
Trung Tri Doan

/s/ CHRISTOPHER LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 29, 2021
Christopher Lee

/s/ SCOTT R. SIMPLOT	Director	November 29, 2021
Scott R. Simplot

/s/ DR. EDWARD KUAN HSIUNG HSIEH	Director	November 29, 2021
Dr. Edward Kuan Hsiung Hsieh

/s/ GOUGH WALTER MICHAEL	Director	November 29, 2021
Gough Walter Michael

/s/ ROGER LEE	Director	November 29, 2021
Roger Lee

SEMILEDS CORPORATION

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

	Years Ended
	August 31,
	2021	2020
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$187	$195
Charged to bad debt expense	540	—
Write-downs charged against the allowance
Effect of exchange rate changes	12	(8)
Ending balance	$739	$187

	Years Ended
	August 31,
	2021	2020
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$32,254	$30,983
Charged to income tax expense	(78)	(285)
Net operating loss carryforward expired	(368)	(136)
Effect of exchange rate changes	1,973	1,692
Ending balance	$33,781	$32,254