Form 10-Q
period 2021-11-30
SemiLEDs Corp
filed 2022-01-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,459,579 shares of common stock, par value $0.0000056 per share, outstanding as of January 7, 2022.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30,	August 31,
	2021	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,082	$4,833
Restricted cash and cash equivalents	90	90
Accounts receivable (including related parties), net of allowance for doubtful accounts of $199 and $199 as of November 30, 2021 and August 31, 2021, respectively	811	865
Inventories	4,252	3,937
Prepaid expenses and other current assets	305	329
Total current assets	9,540	10,054
Property, plant and equipment, net	5,036	5,244
Operating lease right of use assets	1,597	1,635
Intangible assets, net	122	126
Investments in unconsolidated entities	1,010	1,011
Other assets	164	169
TOTAL ASSETS	$17,469	$18,239
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,113	$5,109
Accounts payable	757	753
Accrued expenses and other current liabilities	2,575	2,783
Other payable to related parties	841	764
Operating lease liabilities, current portion	82	98
Total current liabilities	9,368	9,507
Long-term debt, excluding current installments	2,434	2,569
Operating lease liabilities, less current portion	1,515	1,537
Total liabilities	13,317	13,613
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,460 shares issued and outstanding as of both November 30, 2021 and August 31, 2021	—	—
Additional paid-in capital	182,298	182,255
Accumulated other comprehensive income	3,552	3,543
Accumulated deficit	(181,729)	(181,211)
Total SemiLEDs stockholders' equity	4,121	4,587
Noncontrolling interests	31	39
Total equity	4,152	4,626
TOTAL LIABILITIES AND EQUITY	$17,469	$18,239

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2021	2020
Revenues, net	$1,465	$719
Cost of revenues	1,262	741
Gross profit (loss)	203	(22)
Operating expenses:
Research and development	404	346
Selling, general and administrative	777	681
Gain on disposals of long-lived assets	—	(77)
Total operating expenses	1,181	950
Loss from operations	(978)	(972)
Other income (expenses):
Interest expenses, net	(91)	(92)
Other income, net	566	170
Foreign currency transaction (loss) gain, net	(22)	187
Total other income, net	453	265
Loss before income taxes	(525)	(707)
Income tax expense	—	—
Net loss	(525)	(707)
Less: Net loss attributable to noncontrolling interests	(7)	(10)
Net loss attributable to SemiLEDs stockholders	$(518)	$(697)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.12)	$(0.17)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	4,460	4,013

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2021	2020
Net loss	$(525)	$(707)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	8	(28)
Comprehensive loss	(517)	(735)
Comprehensive loss attributable to noncontrolling interests	(8)	(9)
Comprehensive loss attributable to SemiLEDs stockholders	$(509)	$(726)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2021	4,460	$—	$182,255	$3,543	$(181,211)	$4,587	$39	$4,626
Stock-based compensation	—	—	43	—	—	43	—	43
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	9	—	9	(1)	8
Net loss	—	—	—	—	(518)	(518)	(7)	(525)
BALANCE at November 30, 2021	4,460	$—	$182,298	$3,552	$(181,729)	$4,121	$31	$4,152

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2020	4,011	$—	$177,235	$3,647	$(178,360)	$2,522	$46	$2,568
Stock-based compensation	—	—	21	—	—	21	—	21
Change ownership in SBDI*	—	—	(9)	—	—	(9)	(3)	(12)
Comprehensive loss:						—		—
Other comprehensive income (loss)	—	—	—	(29)	—	(29)	1	(28)
Net loss	—	—	—	—	(697)	(697)	(10)	(707)
BALANCE at November 30, 2020	4,011	$—	$177,247	$3,618	$(179,057)	$1,808	$34	$1,842

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(525)	$(707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	215
Stock-based compensation expense	43	21
Provisions for inventory write-downs	231	196
Gain on disposals of long-lived assets	—	(77)
Changes in :
Accounts receivable	290	987
Inventories	(553)	(427)
Prepaid expenses and other assets	27	48
Accounts payable	19	(138)
Accrued expenses and other current liabilities	(360)	(30)
Net cash (used in) provided by operating activities	(607)	88
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(31)	(41)
Proceeds from sales of property, plant and equipment	—	77
Payments for development of intangible assets	—	(6)
Net cash (used in) provided by investing activities	(31)	30
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(130)	—
Acquisition of noncontrolling interests	—	(12)
Net cash used in financing activities	(130)	(12)
Effect of exchange rate changes on cash and cash equivalents	17	(241)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(751)	(135)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	5,028	3,012
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$4,277	$2,877
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$145	$22

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

As of November 30, 2021, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

SemiLEDs’ common stock trades on the NASDAQ Capital Market under the symbol “LEDS”.

2. Summary of Significant Accounting Policies

Basis of Presentation —The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 29, 2021. The unaudited condensed consolidated balance sheet as of August 31, 2021 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of November 30, 2021, the unaudited condensed statements of operations and comprehensive loss for the three months ended November 30, 2021 and 2020, the statements of changes in equity for the three months ended November 30, 2021 and 2020, and the statements of cash flows for the three months ended November 30, 2021 and 2020. The results for the three months ended November 30, 2021 are not necessarily indicative of the results to be expected for the year ending August 31, 2022.

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

The Company suffered losses from operations of $3.9 million and $2.1 million, and used net cash in operating activities of $1.7 million and $1.0 million for the years ended August 31, 2021 and 2020, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.0 million for the year ended August 31, 2021 compared to $1.6 million for the year ended August 31, 2020. On November 30, 2021, the Company’s cash and cash equivalents had increased to $4.1 million compared to $2.7 million November 30, 2020 mainly due to the issuance of common stock. Further, loss from operations for the three months ended November 30, 2021 and 2020 was $978 thousand and $972 thousand, respectively.  However, Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

•

Raising additional cash through further equity offerings, including sales through an at-the-market, or ATM, program, sales of assets and/or issuance of debt as considered necessary and looking at other potential business opportunities.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of November 30, 2021 and August 31, 2021, the Company’s restricted cash equivalents at current portion were amounted both $90 thousand. As of November 30, 2021 and August 31, 2021, the Company’s restricted cash at noncurrent portion, which was recorded as other assets were amounted both $105 thousand.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2021 and August 31, 2021, cash and cash equivalents of the Company consisted of the following (in thousands):

	November 30,	August 31,
Cash and Cash Equivalents by Location	2021	2021
United States;
Denominated in U.S. dollars	$1,151	$1,162
Taiwan;
Denominated in U.S. dollars	2,578	3,405
Denominated in New Taiwan dollars (NT$)	37	47
Denominated in other currencies	316	219
Total cash and cash equivalents	$4,082	$4,833

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

Net revenues generated from sales to the top ten customers represented 90% and 85% of the Company’s total net revenues for both the three months ended November 30, 2021 and 2020, respectively.

The Company’s revenues have been concentrated in a few select markets, including the Netherlands, Japan, the United States. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 76% and 57% of the Company’s net revenues for the three months ended November 30, 2021 and 2020, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd., the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 to 12,501,715. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, noncontrolling interest in the Company was increased from zero to 3.31%.  From January 2019 to September 2020, the Company purchased an additional 33,000 shares of Taiwan Bandaoti Zhaoming Co., Ltd., from non-controlling shareholders. Therefore, noncontrolling interest in SBDI was down to 3.05% as of November 30, 2021.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2021 and August 31, 2021 consisted of the following (in thousands):

	November 30,	August 31,
	2021	2021
Raw materials	$664	$564
Work in process	1,255	1,217
Finished goods	2,333	2,156
Total	$4,252	$3,937

Inventory write-downs to estimated net realizable values were $231 and $196 thousand for the three months ended November 30, 2021 and 2020, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2021 and August 31, 2021 consisted of the following (in thousands):

	November 30,	August 31,
	2021	2021
Buildings and improvements	$14,970	$14,997
Machinery and equipment	34,375	34,421
Leasehold improvements	176	176
Other equipment	2,542	2,547
Total property, plant and equipment	52,063	52,141
Less: Accumulated depreciation and amortization	(47,027)	(46,897)
Property, plant and equipment, net	$5,036	$5,244

Intangible Assets

Intangible assets as of November 30, 2021 and August 31, 2021 consisted of the following (in thousands):

	November 30, 2021
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$626	$504	$122
Acquired technology	5	366	366	—
Total		$992	$870	$122

	August 31, 2021
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$627	$501	$126
Acquired technology	5	367	367	—
Total		$994	$868	$126

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2021 and August 31, 2021 consisted of the following (in thousands, except percentages):

	November 30, 2021		August 31, 2021
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	1,010	Various	1,011
Total investments in unconsolidated entities		$1,010		$1,011

There were no dividends received from unconsolidated entities through November 30, 2021.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancellable leases and which expire at various dates between December 2021 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the leasers. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the leases. Lease expense related to these noncancellable operating leases were $42 and $40 thousand for three months ended November 30, 2021 and 2020, respectively.

Balance sheet information related to the Company’s leases is presented below:

	November 30, 2021	August 31, 2021
Assets
Operating lease right of use assets	$1,597	$1,635
Liabilities
Operating lease liabilities, current portion	$82	$98
Operating lease liabilities, less current portion	1,515	1,537
Total	$1,597	$1,635

The following provides details of the Company’s lease expenses:

	Three Months Ended November 30,
	2021	2020
Operating lease expenses	$42	40

Other information related to leases is presented below:

	Three Months Ended November 30,
	2021	2020
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$42	40
Weighted Average Remaining Lease Term:
Operating leases	18.68 years	2.09 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancellable minimum rental payments for the Company’s operating leases as of November 30, 2021 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2022	$84
2023	104
2024	104
2025	104
2026	104
Thereafter	1,369
Total future minimum lease payments, undiscounted	$1,869
Less: Imputed interest	(272)
Present value of future minimum lease payments	$1,597

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $133 thousand and $101 thousand as of November 30, 2021 and August 31, 2021, respectively.

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

As of November 30, 2021, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

In June 2021, the Company and Well Thrive Ltd., entered into an Agreement Regarding Satisfaction of Judgment dated June 14, 2021 (the “Settlement Agreement”) pursuant to which the Company issued 35,365 shares (the “Shares”) of common stock to Well Thrive Ltd., valued at $650,000. The Shares were issued to satisfy the amount payable under the Settlement Agreement and, accordingly, no cash proceeds were received by the Company from the issuance of the Shares.

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent the Company’s common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In July 2021, 344,391 shares of the Company’s common stock were issued for gross proceeds of $4,175,225, before placement agent fees and legal fees of $126,576. No sales were made during the quarter ended November 30, 2021.

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

A total of 1,421 and 1,421 thousand shares was reserved for issuance under and 2010 Plan as of November 30, 2021 and 2020, respectively. As of November 30, 2021 and 2020, there were 1,015 thousand and 1,092 thousand shares of common stock available for future issuance under the equity incentive plans.

In November 2021, SemiLEDs granted 15 thousand restricted stock units to its directors that will vest 25% every three months on February 12, 2022, May 12, 2022, August 12, 2022 and November 12, 2022. In the event that the 2022 annual meeting falls before November 12, 2022, 100% of the stock units shall immediately vest on the date of the 2022 annual meeting. The grant-date fair value of the restricted stock units was $7.10 per unit.

In November 2021, SemiLEDs granted 98.5 thousand restricted stock units to its employees, which will vest 12.5% every three months on the vesting commencement date of November 2021 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $7.10 per unit.

In November 2020, SemiLEDs granted 15 thousand restricted stock units to its directors, which vested 25% every three months on February 12, 2021, May 12, 2021 and August 12, 2021. The remaining stock units vested on September 24, 2021, the date of the 2021 annual meeting. The grant-date fair value of the restricted stock units was $3.00 per unit.

In November 2020, SemiLEDs granted 33 thousand restricted stock units to its employees, which vested 25% every three months on February 12, 2021, May 12, 2021, August 12, 2021 and November 12, 2021. The grant-date fair value of the restricted stock units was $3.00 per unit.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended November 30,
	2021	2020
Cost of revenues	$12	$5
Research and development	10	4
Selling, general and administrative	21	12
	$43	$21

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2021	2020
Stock units and stock options to purchase common stock	161	73

9. Income Taxes

The Company’s loss before income taxes for the three months ended November 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended November 30,
	2021	2020
U.S. operations	$(200)	$(137)
Foreign operations	(325)	(570)
Loss before income taxes	$(525)	$(707)

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

As of both November 30, 2021 and August 31, 2021, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2016 through 2019 remain open in most jurisdictions. With few exceptions, as of November 30, 2021, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2015. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Related Party Transactions

On December 6, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer (together, the “Holders”), with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest was initially due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and now mature on May 30, 2022. As of November 30, 2021 and August 31, 2021, the outstanding principal of these notes totaled $1.4 million.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company is required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022. As of November 30, 2021 and August 31, 2021, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

11. Subsequent Events

The Company has analyzed its operations subsequent to November 30, 2021 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

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

•	Our ability to maintain compliance with the continued listing requirements to avoid our stock being delisted from the Nasdaq Capital Market.
•	The continuing impact of the COVID-19 pandemic on our business and the business of our customers.
•	The inability of our suppliers or other contract manufacturers to produce products that satisfy our requirements.
•	Our ability to implement our cost reduction programs and to execute our restructuring plan effectively.
•	Our ability to improve our gross margins, reduce our net losses and restore our operations to profitability.
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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, or the 2021 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2021 Annual Report, and in other filings with the SEC.

Company Overview

We develop, manufacture and sell light emitting diode (LED) chips and LED components, LED modules and systems. Our products are used for general lighting and specialty industrial applications, including ultraviolet, or UV, curing of polymers, LED light therapy in medical/cosmetic applications, counterfeit detection, germicidal and viricidal devices, LED lighting for horticulture applications, architectural lighting and entertainment lighting.

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•

COVID-19 Pandemic. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. As a result, and in consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs. Our workplaces are operating under enhanced measures to ensure the health and safety of our employees, including limiting the visitors coming into our workplace and using videoconferencing for meetings when possible. Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic have adversely affected our customers’ ability or willingness to purchase our products or services, delayed prospective customers’ purchasing decisions, adversely impacted our ability to provide or deliver products and on-site services to our customers, delayed the provisioning of our offerings, or lengthened payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. Our operations have also been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, while operations continued in our locations, some of our non-manufacturing employees work remotely and travel remains limited; which hinders our ability to connect with customers and participate in trade shows. Given the ongoing and evolving economic and business impact of the COVID-19 pandemic, we may be required to further revise certain accounting estimates and judgments, which could have a material adverse effect on our financial position and results of operations.

•

Our ability to raise additional debt funding, sell additional equity securities and improve our liquidity. We need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations. In July 2021, we established an at-the-market equity program (“ATM”) that allows us to sell up to $20 million of common stock from time to time.  However, we may not be able to obtain debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

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

•

General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, Japan and India. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three months ended November 30, 2021 and 2020, sales to our three largest customers, in the aggregate, accounted for 68% and 61% of our revenues, respectively.

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

•

Cash position. Our cash and cash equivalents increased to $4.1 million as of November 30, 2021 from $2.7 million as of November 30, 2020, primarily due to the sale of 344,391 shares of common stock for net proceeds of $4.0 million under our ATM program. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. In December 2019, we issued convertible unsecured promissory notes with a principal sum of $2 million, of which, $600 thousand convertible notes were converted into 200 thousand shares of common stock in May 2020. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months. On May 26, 2021 the Notes were extended with the same terms and interest rate for one year and mature on May 30, 2022. As of November 30, 2021 and 2020, the outstanding principal of these notes totaled $1.4 million.

Critical Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Item 1 to the Unaudited Consolidated Financial Statements.

Revenue Recognition

The Company has revenue recognition policies for its operating projects that are appropriate to the circumstances of each business. Refer to Note 2 to the Consolidated Financial Statements for our revenue recognition policies.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On November 30, 2021, the exchange rate was 27.80 NT dollars to one U.S. dollar. On January 7, 2022, the exchange rate was 27.69 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2021 Compared to the Three Months Ended November 30, 2020

	Three Months Ended November 30,
	2021		2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$18	1%	$37	5%	$(19)	(51)%
LED components	1,123	77%	505	70%	618	122%
Lighting products	85	6%	169	24%	(84)	(50)%
Other revenues(1)	239	16%	8	1%	231	2,888%
Total revenues, net	1,465	100%	719	100%	746	104%
Cost of revenues	1,262	86%	741	103%	521	70%
Gross profit (loss)	$203	14%	$(22)	(3)%	$225	1,023%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by 104% to $1.5 million for the three months ended November 30, 2021 from $719 thousand for the three months ended November 30, 2020. The increase in revenues was caused primarily by a $618 thousand increase in sales of LED components and 231 thousand increase in other revenue offset by a $19 thousand decrease in LED chips and $84 thousand decrease in lighting products.

Revenues attributable to the sales of our LED chips represented 1% and 5% of our revenues for the three months ended November 30, 2021 and 2020, respectively. The decrease in revenues attributable to sales of LED chips was the result of a decrease in the volume of LED chips sold, reflecting our strategic plan to place greater emphasis on the sales of LED components rather than the sales of LED chips.

Revenues attributable to the sales of our LED components represented 77% and 70% of our revenues for the three months ended November 30, 2021 and 2020, respectively. The increase in revenues attributable to sales of LED components was primarily due to more volumes sold.

Revenues attributable to the sales of lighting products represented 6% and 24% of our revenues for the three months ended November 30, 2021 and 2020, respectively. Revenues attributable to the sales of lighting products were lower for the three months ended November 30, 2021 primarily due to less demand of the lighting products sold.

Revenues attributable to other revenues represented 16% and 1% of our revenues for the three months ended November 30, 2021 and 2020, respectively. The increase in revenues attributable to other revenues was primarily due to the non-recurring sale of raw materials in the three months ended November 30, 2021.

Cost of Revenues

Our cost of revenues increased by 70% from $741 thousand for the three months ended November 30, 2020 to $1.3 million for the three months ended November 30, 2021. The increase in cost of revenues was primarily due to the increase in the volume of products sold.

Gross Profit (loss)

Our gross profit (loss) increased from a loss of $22 thousand for the three months ended November 30, 2020 to a profit of $203 thousand for the three months ended November 30, 2021. The increase was a consequence of focusing on profitable products described above.

Operating Expenses

	Three Months Ended November 30,
	2021		2020
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$404	28%	$346	48%	$58	17%
Selling, general and administrative	777	53%	681	95%	96	14%
Gain on disposals of long-lived assets	—	—%	(77)	(11)%	77	100%
Total operating expenses	$1,181	81%	$950	132%	$231	24%

Research and development. Our research and development expenses were $404 thousand and $346 thousand for the three months ended November 30, 2021 and 2020, respectively. The increase was mainly attributable to a $58 thousand increase in the payroll and engineering experiment materials.

Selling, general and administrative. Our selling, general and administrative expenses increased from $681 thousand for the three months ended November 30, 2020 to $777 thousand for the three months ended November 30, 2021. The increase was mainly attributable to increase in other expenses and professional service expenses.

Gain on disposal of long-lived assets. We recognized $0 and $77 thousand gain on the disposal of long-lived assets for the three months ended November 30, 2021 and 2020, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment in the three months ended November 30, 2020.

Other Income (Expenses)

	Three Months Ended November 30,
	2021		2020
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(91)	(6)%	$(92)	(13)%
Other income, net	566	39%	170	24%
Foreign currency transaction (loss) gain, net	(22)	(2)%	187	26%
Total other income, net	$453	31%	$265	37%

Interest expenses, net. The decrease in interest expenses, net, was primarily due to the impact of a lower exchange rate of NT dollars to U.S. dollars.

Other income, net. Other income, net increased from $170 thousand for the three months ended November 30, 2020 to $566 thousand for the three months ended November 30, 2021 was primarily due to the subsidies from a government jointly developed research project.

Foreign currency transaction gain, net. We recognized a net foreign currency transaction loss of $22 thousand and a gain of $187 thousand for the three months ended November 30, 2021 and 2020, respectively, primarily due to the impact of a higher exchange rate of the U.S. dollar against the NT dollar from bank deposits.

Income Tax Expense. Our effective tax rate is expected to be approximately zero for fiscal 2021 and was zero for fiscal 2020, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

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

Net Loss Attributable to Non-controlling Interests

	Three Months Ended November 30,
	2021		2020
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net loss attributable to noncontrolling interests	$(7)	—%	$(10)	(1)%

We recognized net loss attributable to non-controlling interests of $7 thousand and $10 thousand for the three months ended November 30, 2021 and 2020, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented 3.05% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., for both of November 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of November 30, 2021 and August 31, 2021, we had cash and cash equivalents of $4.1 million and $4.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of January 7, 2022, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $7.5 million and $7.7 million as of November 30, 2021 and August 31, 2021, respectively.

Our NT dollar denominated long-term notes, totaled $3.2 million of both November 30, 2021 and August 31, 2021. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.465% currently), and was exclusively used to repay the existing loans.  The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 1.845% currently) and is available for operating capital. These loans are secured by an $85 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building. Due to the impact of the COVID-19 pandemic, the bank agreed to give us a deferment period for twelve months starting from May 2020. During this period, we did not need to pay the monthly payments of the principal but only the interest.

•

Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $27 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2021, our outstanding balance on this note payable was approximately $1.8 million.

•

Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $17 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2021, our outstanding balance on this note payable was approximately $1.1 million.

Property, plant and equipment pledged as collateral for our notes payable were $3.4 million and $3.5 million as of November 30, 2021 and August 31, 2021, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We were initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans were extended with same terms and interest rate for one year to January 15, 2022. As of November 30, 2021 and August 31, 2020, these loans totaled $3.2 million, respectively. The loans are secured by a second priority security interest on our headquarters.

On December 6, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest was due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and now mature on May 30, 2022. As of November 30, 2021 and August 31, 2020, the outstanding principal of these notes totaled $1.4 million.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $518 thousand and $697 thousand during the three months ended November 30, 2021 and 2020, respectively. Net cash used in operating activities for the three months ended November 30, 2021 was $607 thousand. As of November 30, 2021, we had cash and cash equivalents of $4.1 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In the fourth quarter of fiscal 2021, we sold 344,391 shares of common stock for gross proceeds of $4.2 million with $125 thousand paid as placement agent fees under our ATM program. We did not sell any shares under the ATM program in the first quarter of fiscal 2022. We expect to resume sales of Placement Shares after the issuance of the first quarter Form 10-Q.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2021	2020
Net cash (used in) provided by operating activities	$(607)	$88
Net cash (used in) provided by investing activities	$(31)	$30
Net cash used in financing activities	$(130)	$(12)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three months ended November 30, 2021 was $607 thousand and net cash provided by operating activities for the three months ended November 30, 2020 was $88 thousand. The cash flows used in operating activities for the three months ended November 30, 2021 was $695 thousand more, primarily due to a decrease in accounts receivable and inventory and an increase in accrued expenses and other current liabilities.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2021 was $31 thousand primarily for the purchase of machinery and equipment.

Net cash provided by investing activities for the three months ended November 30, 2020 was $30 thousand, consisting of $77 thousand in proceeds from sale of machinery and equipment, offset by a $41 thousand in purchases of machinery and equipment and $6 thousand in payments for development of intangible assets.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2021 was primarily for the repayment of long-term debt, while the three months ended November 30, 2020 was for the acquisition of noncontrolling interests.

Capital Expenditures

We had capital expenditures of $31 thousand and $41 thousand for the three months ended November 30, 2021 and 2020, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management is continuing to monitor prices and, consistent with the existing contractual commitments, may decrease further our activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of November 30, 2021.

Item 1A. Risk Factors

Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2021 Annual Report.

The market prices and trading volume of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our securities to incur substantial losses.

The market prices and trading volume of our shares of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. For example, during fiscal 2022 to date, the market price of our common stock has fluctuated from a high of $10.70 per share on September 2, 2021 to a low of $6.17 per share on November 26, 2021. During fiscal 2022 to date, daily trading volume ranged from approximately 25,500 to 833,400 shares.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 12, 2022	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)