Form 10-Q
period 2022-02-28
SemiLEDs Corp
filed 2022-04-07
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,513,893 shares of common stock, par value $0.0000056 per share, outstanding as of April 5, 2022.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 28,	August 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,712	$4,833
Restricted cash and cash equivalents	89	90
Accounts receivable (including related parties), net of allowance for doubtful accounts of $197 and $199 as of February 28, 2022 and August 31, 2021, respectively	1,437	865
Inventories	4,331	3,937
Prepaid expenses and other current assets	261	329
Total current assets	9,830	10,054
Property, plant and equipment, net	4,812	5,244
Operating lease right of use assets	1,744	1,635
Intangible assets, net	112	126
Investments in unconsolidated entities	1,001	1,011
Other assets	172	169
TOTAL ASSETS	$17,671	$18,239
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,113	$5,109
Accounts payable	997	753
Accrued expenses and other current liabilities	2,436	2,783
Other payable to related parties	916	764
Operating lease liabilities, current	141	98
Total current liabilities	9,603	9,507
Long-term debt, excluding current installments	2,285	2,569
Operating lease liabilities, less current portion	1,603	1,537
Total liabilities	13,491	13,613
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,514 shares and 4,460 shares issued and outstanding as of February 28, 2022 and August 31, 2021, respectively	—	—
Additional paid-in capital	182,452	182,255
Accumulated other comprehensive income	3,578	3,543
Accumulated deficit	(181,901)	(181,211)
Total SemiLEDs stockholders' equity	4,129	4,587
Noncontrolling interests	51	39
Total equity	4,180	4,626
TOTAL LIABILITIES AND EQUITY	$17,671	$18,239

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenues, net	$2,176	$1,206	$3,641	$1,925
Cost of revenues	1,653	965	2,915	1,706
Gross profit	523	241	726	219
Operating expenses:
Research and development	295	288	699	634
Selling, general and administrative	746	667	1,523	1,348
Gain on disposals of long-lived assets, net	(139)	(207)	(139)	(284)
Total operating expenses	902	748	2,083	1,698
Loss from operations	(379)	(507)	(1,357)	(1,479)
Other income (expenses):
Interest expenses, net	(92)	(92)	(183)	(184)
Other income, net	385	307	951	477
Foreign currency transaction gain (loss), net	(66)	38	(88)	225
Total other income (expenses), net	227	253	680	518
Loss before income taxes	(152)	(254)	(677)	(961)
Income tax expense	—	—	—	—
Net loss	(152)	(254)	(677)	(961)
Less: Net income (loss) attributable to noncontrolling interests	20	1	13	(9)
Net loss attributable to SemiLEDs stockholders	$(172)	$(255)	$(690)	$(952)
Net loss per share attributable to SemiLEDs stockholders:
Basic	$(0.04)	$(0.06)	$(0.15)	$(0.24)
Diluted	$(0.04)	$(0.06)	$(0.15)	$(0.24)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic	4,490	4,033	4,475	4,023
Diluted	4,490	4,033	4,475	4,023

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Net loss	$(152)	$(254)	$(677)	$(961)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	26	(32)	34	(60)
Comprehensive loss	$(126)	$(286)	$(643)	$(1,021)
Comprehensive income (loss) attributable to noncontrolling interests	$20	$2	$12	$(7)
Comprehensive loss attributable to SemiLEDs stockholders	$(146)	$(288)	$(655)	$(1,014)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2021	4,460	$—	$182,255	$3,543	$(181,211)	$4,587	$39	$4,626
Stock-based compensation	—	—	43	—	—	43	—	43
Comprehensive income (loss):
Other comprehensive income	—	—	—	9	—	9	(1)	8
Net loss	—	—	—	—	(518)	(518)	(7)	(525)
BALANCE—November 30, 2021	4,460	—	182,298	3,552	(181,729)	4,121	31	4,152
Issuance of common stock under equity incentive plans	54	—	—	—	—	—	—	—
Stock-based compensation	—	—	154	—	—	154	—	154
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	26	—	26	—	26
Net loss	—	—	—	—	(172)	(172)	20	(152)
BALANCE—February 28, 2022	4,514	$—	$182,452	$3,578	$(181,901)	$4,129	$51	$4,180

					Accumulated		Total
				Additional	Other		SemiLEDs	Non-
	Common Stock		Subscribed	Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	stock	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2020	4,011	$—	$—	$177,235	$3,647	$(178,360)	$2,522	$46	$2,568
Stock-based compensation	—	—	—	21	—	—	21	—	21
Change ownership in SBDI*	—	—	—	(9)	—	—	(9)	(3)	(12)
Comprehensive income (loss):
Other comprehensive income	—	—	—	—	(29)	—	(29)	1	(28)
Net loss	—	—	—	—	—	(697)	(697)	(10)	(707)
BALANCE—November 30, 2020	4,011	—	—	177,247	3,618	(179,057)	1,808	34	1,842
Issuance of common stock under equity incentive plans	47	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	66	—	—	66	—	66
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	—	(33)	—	(33)	1	(32)
Net loss	—	—	—	—	—	(255)	(255)	1	(254)
BALANCE—February 28, 2021	4,058	$—	$—	$177,313	$3,585	$(179,312)	$1,586	$36	$1,622

See notes to unaudited condensed consolidated financial statements.

*	SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 28, 2022	February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(677)	$(961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438	443
Stock-based compensation expense	197	87
Provisions for inventory write-downs	416	396
Gain on disposals of long-lived assets, net	(139)	(284)
Loss on disposals of patent	10	—
Changes in :
Accounts receivable	(299)	810
Inventories	(848)	(725)
Prepaid expenses and other	59	68
Accounts payable	259	(119)
Accrued expenses and other current liabilities	(447)	(340)
Net cash used in operating activities	(1,031)	(625)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(49)	(97)
Proceeds from sales of property, plant and equipment	139	284
Payments for development of intangible assets	(6)	(10)
Net cash provided by investing activities	84	177
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(260)	—
Acquisition of noncontrolling interests	—	(12)
Net cash used in financing activities	(260)	(12)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	84	(275)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,123)	(735)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	5,028	3,012
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$3,905	$2,277
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$18	$8

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, as well as LED chips and lighting products. LED components have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including the United States, Japan, Germany and Netherlands.

As of February 28, 2022, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of February 28, 2022, the statements of operations and comprehensive loss for the three and six months ended February 28, 2022 and February 28, 2021, the statement of changes in equity for the three and six months ended February 28, 2022 and February 28, 2021, and the statements of cash flows for the six months ended February 28, 2022 and February 28, 2021. The results for the three or six months ended February 28, 2022 are not necessarily indicative of the results to be expected for the year ending August 31, 2022.

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

The Company suffered losses from operations of $3.9 million and $2.1 million, and net cash used in operating activities of $1.7 million and $1.0 million for the years ended August 31, 2021 and 2020, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.0 million for the year ended August 31, 2021 compared to $1.6 million for the year ended August 31, 2020. Loss from operations for the three and six months ended February 28, 2022 were $379 thousand and $1.4 million, respectively. Net cash used in operating activities for the six months ended February 28, 2022 was $1.0 million. Moreover, at February 28, 2022, the Company’s cash and cash equivalents had decreased to $3.7 million. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•

Gaining positive cash-inflow from operating activities through continuous cost reductions and sales of new higher margin products. Steady growth of module products and the continued commercial sales of its UV LED product are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focusing on product enhancement and developing its LED products into many other applications or devices.

•

Continuing to monitor prices, work with current and potential vendors to decrease costs and, consistent with its existing contractual commitments, possibly decreasing its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.

•

Raising additional cash through potential equity offerings, including sales through an at-the-market, or ATM program, sales of assets, and/or issuance of debt as considered necessary and looking at other potential business opportunities.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of February 28, 2022 and August 31, 2021, the Company’s restricted cash equivalents at current portion amounted $89 thousand and $90 thousand, respectively. As of February 28, 2022 and August 31, 2021, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $104 thousand and $105 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 28, 2022 and August 31, 2021, cash and cash equivalents of the Company consisted of the following (in thousands):

	February 28,	August 31,
Cash and Cash Equivalents by Location	2022	2021
United States;
Denominated in U.S. dollars	$1,258	$1,162
Taiwan;
Denominated in U.S. dollars	2,052	3,405
Denominated in New Taiwan dollars	34	47
Denominated in other currencies	368	219
Total cash and cash equivalents	$3,712	$4,833

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

Net revenues generated from sales to the top ten customers represented 91% and 88% of the Company’s total net revenues for the three and six months ended February 28, 2022 respectively, and 85% and 82% of the Company’s net revenues for the three and six months ended February 28, 2021, respectively.

The Company’s revenues have been concentrated in a few select markets, including the United States, Japan, Germany and Netherlands. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 85 % and 86% of the Company’s net revenues for the three and six months ended February 28, 2022, respectively, and 83% and 78% of the Company’s net revenues for the three and six months ended February 28, 2021, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s then wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been received in full amount by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares at the issuance date; as a result, noncontrolling interest in SBDI increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased additional 33,000 common shares of Taiwan Bandaoti Zhaoming Co., Ltd., from non-controlling shareholders. Therefore, noncontrolling interest in SBDI was down to 3.05% as of February 28, 2022.

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

3. Balance Sheet Components

Inventories

Inventories as of February 28, 2022 and August 31, 2021 consisted of the following (in thousands):

	February 28,	August 31,
	2022	2021
Raw materials	$752	$564
Work in process	1,204	1,217
Finished goods	2,375	2,156
Total	$4,331	$3,937

Inventory write-downs to estimated net realizable values were $185 thousand and $416 thousand for the three and six months ended February 28, 2022, respectively, and $200 thousand and $396 thousand for the three and six months ended February 28, 2021, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2022 and August 31, 2021 consisted of the following (in thousands):

	February 28,	August 31,
	2022	2021
Buildings and improvements	$14,850	$14,997
Machinery and equipment	33,918	34,421
Leasehold improvements	175	176
Other equipment	2,521	2,547
Construction in progress	11	—
Total property, plant and equipment	51,475	52,141
Less: Accumulated depreciation and amortization	(46,663)	(46,897)
Property, plant and equipment, net	$4,812	$5,244

Intangible Assets

Intangible assets as of February 28, 2022 and August 31, 2021 consisted of the following (in thousands):

	February 28, 2022
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$621	$509	$112
Acquired technology	5	363	363	—
Total		$984	$872	$112

	August 31, 2021
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$627	$501	$126
Acquired technology	5	367	367	—
Total		$994	$868	$126

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 28, 2022 and August 31, 2021 consisted of the following (in thousands, except percentages):

	February 28, 2022		August 31, 2021
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Equity investment without readily determinable fair value	Various	$1,001	Various	$1,011
Total investments in unconsolidated entities		$1,001		$1,011

There were no dividends received from unconsolidated entities through February 28, 2022.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancellable and noncancelable leases and which expire at various dates between December 2024 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $42 thousand and $84 thousand for three months and six months ended February 28, 2022, respectively. Lease expense related to these noncancelable operating leases was $40 thousand and $81 thousand for three months and six months ended February 28, 2021, respectively.

Balance sheet information related to the Company’s leases is presented below:

	February 28, 2022	August 31, 2021
Assets
Operating lease right of use assets	$1,744	$1,635
Liabilities
Operating lease liabilities, current portion	$141	$98
Operating lease liabilities, less current portion	1,603	1,537
Total	$1,744	$1,635

The following provides details of the Company’s lease expenses:

	Three Months Ended February 28,
	2022	2021
Operating lease expenses, net	$42	40

	Six Months Ended February 28,
	2022	2021
Operating lease expenses, net	$84	81

Other information related to leases is presented below:

	Six Months Ended February 28,
	2022	2021
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$84	$81
Weighted Average Remaining Lease Term:
Operating leases	16.85 years	12.35 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of February 28, 2022 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2022	$85
2023	170
2024	170
2025	126
2026	103
Thereafter	1,357
Total future minimum lease payments, undiscounted	2,011
Less: Imputed interest	267
Present value of future minimum lease payments	$1,744

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $286 thousand and $101 thousand as of February 28, 2022 and August 31, 2021, respectively.

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

As of February 28 2022, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent the Company’s common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In July 2021, 344,391 shares of the Company’s common stock were issued for gross proceeds of $4,175,225, before placement agent fees and legal fees of $126,576. No sales were made during the six months ended February 28, 2022.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under the 2010 Plan as of February 28, 2022 and 2021, respectively. As of February 28, 2022 and 2021 there were 809 thousand and 1,048 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In November 2021, SemiLEDs granted 15 thousand restricted stock units to its directors that vest 25% every three months on February 12, 2022, May 12, 2022, August 12, 2022 and November 12, 2022. In the event that the 2022 annual meeting falls before November 12, 2022, 100% of the stock units shall immediately vest on the date of the 2022 annual meeting. The grant-date fair value of the restricted stock units was $7.10 per unit.

In November 2021, SemiLEDs granted 98.5 thousand restricted stock units to its employees, which vest 12.5% every three months on the vesting commencement date of November 2021 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $7.10 per unit.

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

In January 2020, SemiLEDs granted 136 thousand restricted stock units to its employees, which vest 25% each year on January 10, 2021, 2022, 2023 and 2024 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.39 per unit.

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

A summary of the stock-based compensation expense for the three and six months ended February 28, 2022 and February 28, 2021 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Cost of revenues	$42	$18	$54	$23
Research and development	44	15	54	19
Selling, general and administrative	68	33	89	45
	$154	$66	$197	$87

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Stock units and stock options to purchase common stock	13	72	26	69

9. Income Taxes

The Company’s income (loss) before income taxes for the three and six months ended February 28, 2022 and February 28, 2021 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
U.S. operations	$(130)	$(201)	$(330)	$(338)
Foreign operations	(22)	(53)	(347)	(623)
Income (loss) before income taxes	$(152)	$(254)	$(677)	$(961)

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

As of both February 28, 2022 and August 31, 2021, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2016 through 2019 remain open in most jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2015. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Related Party Transactions

On December 6, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to each of J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer (together, the “Holders”), with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same term and interest rate for one year and now mature on May 30, 2022. As of February 28, 2022 and August 31, 2021, the outstanding principal of these notes totaled $1.4 million.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans are sooner accelerated pursuant to the loan agreements. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022. And on January 14, 2022, the maturity date of these loans was extended with same terms and interest rate for one more year to January 15, 2023. As of February 28, 2022 and August 31, 2021, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

11. Subsequent Events

The Company has analyzed its operations subsequent to February 28, 2022 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

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

•

Adverse development in those selected markets, including the United States, Japan, Germany and Netherlands, where our revenues are concentrated, including the impact of the COVID-19 pandemic and inflation on customer demand.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including the United States, Japan, Germany and Netherlands. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

•

General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the United States, Japan, Germany and Netherlands. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the six months ended February 28, 2022, sales to our three largest customers, in the aggregate, accounted for 58% and 62% of our revenues, respectively.

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

•

Cash position. Our cash and cash equivalents increased to $3.7 million as of February 28, 2022 from $2.1 million as of February 28, 2021, primarily due to the sale of 344,391 shares of common stock in the fourth quarter of fiscal 2021 for net proceeds of $4.0 million under our ATM program. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. In December 2019, we issued convertible unsecured promissory notes with a principal sum of $2 million, of which $600 thousand of convertible notes were converted into 200 thousand shares of common stock in May 2020. On May 26, 2021 the Notes were extended with the same terms and interest rate for one year and mature on May 30, 2022. As of February 28, 2022 and 2021, the outstanding principal of these notes totaled $1.4 million. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On February 28, 2022, the exchange rate was 28.03 NT dollars to one U.S. dollar. On April 5, 2022, the exchange rate was 28.70 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 28, 2022 Compared to the Three Months Ended February 28, 2021

	Three Months Ended
	February 28, 2022		February 28, 2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$78	4%	$50	4%	$28	56%
LED components	1,569	72%	752	62%	817	109%
Lighting products	142	6%	152	13%	(10)	(7)%
Other revenues(1)	387	18%	252	21%	135	54%
Total revenues, net	2,176	100%	1,206	100%	970	80%
Cost of revenues	1,653	76%	965	80%	688	71%
Gross profit	$523	24%	$241	20%	$282	117%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by 80% to $2.2 million for the three months ended February 28, 2022 from $1.2 million for the three months ended February 28, 2021. The increase in revenues was driven primarily by a $817 thousand increase in sales of LED components and a $28 thousand increase in sales of LED chips and a $135 thousand increase in other revenue, offset in part by a $10 thousand decrease in lighting products.

Revenues attributable to the sales of our LED chips were $78 thousand and $50 thousand, representing 4% of our revenues for each of the three months ended February 28, 2022 and February 28, 2021, the increase was primarily due to varying volumes sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components were $1.6 million and $752 thousand, representing 72% and 62%, respectively, of our revenues for the three months ended February 28, 2022 and February 28, 2021, respectively. The increase in revenues attributable to sales of LED components was primarily due to more volumes sold.

Revenues attributable to the sales of lighting products represented 6% and 13% of our revenues for the three months ended February 28, 2022 and February 28, 2021, respectively. Revenues attributable to the sales of lighting products were slightly higher for the three months ended February 28, 2022 primarily due to higher in demand for LED lighting products.

Revenues attributable to other revenues were $387 thousand and $ 252 thousand, representing 18% and 21% of our revenues for the three months ended February 28, 2022 and February 28, 2021, respectively. The increase in revenues attributable to other revenues was primarily due to the non-recurring  sale of raw materials in the three months ended February 28, 2022.

Cost of Revenues

Our cost of revenues increased by 71% from $965 thousand for the three months ended February 28, 2021 to $1.7 million for the three months ended February 28, 2022. The increase in cost of revenues was primarily due to the increase in the volume of products sold.

Gross Profit

Our gross profit increased from $241 thousand for the three months ended February 28, 2021 to $523 thousand for the three months ended February 28, 2022. The increase was primarily a consequence of focusing on profitable products described above.

Operating Expenses

	Three Months Ended
	February 28, 2022		February 28, 2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%

	(in thousands)
Research and development	$295	14%	$288	24%	$7	2%
Selling, general and administrative	746	34%	667	55%	79	12%
Gain on disposals of long-lived assets, net	(139)	(6)%	(207)	(17)%	68	(33)%
Total operating expenses	$902	41%	$748	62%	$154	21%

Research and development

Our research and development expenses were $295 thousand and $288 thousand for the three months ended February 28, 2022 and February 28, 2021, respectively. The increase was primary due to a $39 thousand increase in payroll and compensation and an $11 thousand increase in development project service fee and a $10 thousand in patent write-off and $7 thousand increase in depreciation and amortization, offset partially by a decrease in $59 thousand in material and supplies capacity.

Selling, general and administrative

Our selling, general and administrative expenses increased from $667 thousand for the three months ended February 28, 2021 to $746 thousand for the three months ended February 28, 2022. The increase was mainly attributable to increases in stock-based compensation and in various other expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $139 thousand and $207 thousand on the disposal of long-lived assets for the three months ended February 28, 2022 and 2021, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Three Months Ended
	February 28, 2022		February 28, 2021
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	(92)	(4)	(92)	(7)%
Other income, net	385	18%	307	25%
Foreign currency transaction gain (loss), net	(66)	(3)%	38	3%
Total other income (expenses), net	$227	11%	$253	21%

Interest expenses, net Interest expenses, net was $92 thousand for both the three months ended February 28, 2022 and 2021, which primarily consisted of the interest payment of convertible notes and the loans.

Other income, net Other income, net increase from $307 thousand for the three months ended February 28, 2021, to $385 thousand for the three months ended February 28, 2022, primarily due to higher rental income and payments received under the new Patent Cross-License Agreement with CrayoNano AS.

Foreign currency transaction gain (loss), net  We recognized a net foreign currency transaction loss of $66 thousand and gain of $38 thousand for the three months ended February 28, 2022 and February 28, 2021, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2022 and was zero for fiscal 2021, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

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

Net Income Attributable to Noncontrolling Interests

Three Months Ended
	February 28, 2022		February 28, 2021
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$20	1%	$1	—%

We recognized net income attributable to non-controlling interests of $20 thousand and $1 thousand for the three months ended February 28, 2022 and February 28, 2021, respectively, which was attributable to the share of the net gain of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented 3.05% and 3.05% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of February 28, 2022 and February 28, 2021, respectively.

Six Months Ended February 28, 2022 Compared to the Six Months Ended February 28, 2021

	Six Months Ended
	February 28, 2022		February 28, 2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$96	3%	$87	4%	$9	10%
LED components	2,690	74%	1,257	65%	1,433	114%
Lighting products	227	6%	321	17%	(94)	(29)%
Other revenues(1)	628	17%	260	14%	368	142%
Total revenues, net	3,641	100%	1,925	100%	1,716	89%
Cost of revenues	2,915	80%	1,706	89%	1,209	71%
Gross profit	$726	20%	$219	11%	$507	232%

(1)	Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by 89% from $1.9 million for the six months ended February 28, 2021 to $3.6 million for the six months ended February 28, 2022. The $1.7 million increase in revenues reflects a $1.4 million increase in sales of LED components and a $9 thousand increase in sales of LED chips and $368 thousand increase in revenues attributable to other revenue, offset by a $94 thousand decrease in sales of lighting products.

Revenues attributable to the sales of our LED chips were $96 thousand and $87 thousand, representing 3% and 4% of our revenues for the six months ended February 28, 2022 and February 28, 2021, respectively. The slight increase in revenues attributable to sales of LED chips was a result of an increase in the volume of LED chips sold.

Revenues attributable to the sales of our LED components were $2.7 million and $1.3 million, representing 74% and 65%, respectively, of our revenues for the six months ended February 28, 2022 and February 28, 2021. The increase in revenues attributable to sales of LED components was primarily due to more volumes sold.

Revenues attributable to the sales of lighting products represented 6% and 17% of our revenues for the six months ended February 28, 2022 and February 28, 2021, respectively. Revenues attributable to the sales of lighting products was $94 thousand lower for the six months ended February 28, 2022 primarily due to less demand for the lighting products sold.

Revenues attributable to other revenues represented 17% and 14% of our revenues for the six months ended February 28, 2022 and February 28, 2021, respectively. The increase in revenues attributable to other revenues was primarily due to the non-recurring sale of raw materials in the six months ended February 28, 2022.

Cost of Revenues

Our cost of revenues increased by 71% from $1.7 million for the six months ended February 28, 2021 to $2.9 million for the six months ended February 28, 2022. The increase in cost of revenues was primarily due to the increase in the volume of products sold.

Gross Profit

Our gross profit increased from $219 thousand for the six months ended February 28, 2021 to $726 thousand for the six months ended February 28, 2022. Our gross margin percentage was 20% for the six months ended February 28, 2022, as compared to 11% for the six months ended February 28, 2021 as a consequence of focusing on profitable products described above.

Operating Expenses

	Six Months Ended
	February 28, 2022		February 28, 2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$699	19%	$634	33%	$65	10%
Selling, general and administrative	1,523	42%	1,348	70%	175	13%
Gain on disposals of long-lived assets, net	(139)	(4)%	(284)	(15)%	145	(51)%
Total operating expenses	$2,083	57%	$1,698	88%	$385	23%

Research and development

Our research and development expenses were $699 thousand and $634 thousand for the six months ended February 28, 2022 and February 28, 2021, respectively. The increase was primary due to a $81 thousand increase in payroll and compensation expense due to higher headcount offset partially by a decrease in material and supplies capacity and less engineering expenses.

Selling, general and administrative

Our selling, general and administrative expenses were $1.5 million and $1.3 million for the six months ended February 28, 2022 and February 28, 2021. The increase was mainly attributable to a increase of $44 thousand in stock-based compensation and $125 thousand increase in insurance and patent expenses and other various expenses, offset partially by a decrease in professional service fee.

Gain on disposal of long-lived assets, net

We recognized a net gain of $139 thousand and $284 thousand on the disposal of long-lived assets for the six months ended February 28, 2022 and February 28, 2021, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Six Months Ended
	February 28, 2022		February 28, 2021
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	(183)	(6)%	(184)	(9)%
Other income, net	951	26%	477	24%
Foreign currency transaction gain (loss), net	(88)	(2)%	225	12%
Total other income (expenses), net	$680	19%	$518	27%

Interest expenses, net  The slight decrease in interest expenses, net was primarily due to the issuance of $2 million of convertible notes in December 2019, and our entry into an aggregate amount of $3.2 million of loan agreements in January 8, 2019, with each of our Chairman and Chief Executive Officer and our largest shareholder, offset by the conversion of $600,000 of convertible notes into 200,000 shares of the Company’s common stock in May 2020.

Other income, net  Other income, net for the six months ended February 28, 2022 primarily consist of rental income from the lease of spare space in our Hsinchu building and the cross patent license-fee income. Other income for the six months ended February 28, 2021 primarily consist of rental income from the lease of spare space in our Hsinchu building and subsidies received from the Taiwan government for COVID-19 pandemic.

Foreign currency transaction gain (loss), net  We recognized a net foreign currency transaction loss of $88 thousand and gain of $225 thousand for the six months ended February 28, 2022 and February 28, 2021, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits and accounts receivables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd., in currency other than the functional currency of such subsidiaries.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2022 and was zero for fiscal 2021, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Loss Attributable to Noncontrolling Interests

Six Months Ended
	February 28, 2022		February 28, 2021
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net loss attributable to noncontrolling interests	$13	—%	$(9)	—

We recognized net gain of attributable to non-controlling interests of $13 thousand net loss of $9 thousand for the six months ended February 28, 2022 and February 28, 2021, respectively, which was attributable to the share of the net gain (loss) of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented 3.05% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of both February 28, 2022 and 2021.

Liquidity and Capital Resources

As of February 28, 2022 and August 31, 2021, we had cash and cash equivalents of $3.7 million and $4.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of April 5, 2022, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $7.4 million and $7.7 million as of February 28, 2022 and August 31, 2021, respectively.

Our NT dollar denominated long-term notes, totaled $3.2 million of both February 28, 2022 and August 31, 2021. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.465% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 1.845% currently) and is available for operating capital. These loans are secured by an $89 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building. Due to the impact of the COVID-19 pandemic, the bank agreed to give us a deferment period for twelve months starting from May 2020 until April 2021. During this period, we did not need to pay the monthly payments of the principal but only the interest.

•

Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $27 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 28, 2022, our outstanding balance on this note payable was approximately $1.7 million.

•

Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $17 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 28, 2022, our outstanding balance on this note payable was approximately $1.1 million.

Property, plant and equipment pledged as collateral for our notes payable were $3.2 million and $3.5 million as of February 28, 2022 and August 31, 2021, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We were initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was further extended with same terms and interest rate for one more year to January 15, 2023. As of February 28, 2022 and August 31, 2021, these loans totaled $3.2 million, respectively. The loans are secured by a second priority security interest on our headquarters.

On December 6, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest was due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and now mature on May 30, 2022. As of February 28, 2022 and August 31, 2021, the outstanding principal of these notes totaled $1.4 million.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $172 thousand and $255 thousand during the three months ended February 28, 2022 and 2021, respectively. Net cash used in operating activities for the three months ended February 28, 2022 was $424 thousand. As of February 28, 2022, we had cash and cash equivalents of $3.7 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In the fourth quarter of fiscal 2021, we sold 344,391 shares of common stock for gross proceeds of $4.2 million with $125 thousand paid as placement agent fees under our ATM program. We did not sell any shares under the ATM program in the first and second quarter of fiscal 2022. We expect to resume sales of Placement Shares after the issuance of the second quarter Form 10-Q.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2022 is approximately $5.1 million, which we expect to fund through the issuance of additional equity under the ATM program or through an extension or conversion of the convertible notes due May 2022. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 28, 2022	February 28, 2021
Net cash used in operating activities	$(1,031)	$(625)
Net cash provided by investing activities	$84	$177
Net cash used in financing activities	$(260)	$(12)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended February 28, 2022 and February 28, 2021 were $1.0 million and $625 thousand, respectively. The increase in cash flows used in operating activities for the six months ended February 28, 2022 was primary attributable to a decrease of 284 thousand of net loss and $123 thousand decrease in inventories and $107 thousand decrease in accrued expenses and other current liabilities, offset partially by $110 thousand increase in stock-based compensation expense.

Cash Flows Provided By Investing Activities

Net cash provided by investing activities for the six months ended February 28, 2022 was $84 thousand, consisting primarily of $139 thousand of proceeds from sales of property, plant and equipment, offset in part by $49 thousand of purchases of property, plant and equipment and $6 thousand of payments for development of intangible assets.

Net cash provided by investing activities for the six months ended February 28, 2021 was $177 thousand, consisting primarily of $284 thousand of proceeds from sales of property, plant and equipment, offset in part by $97 thousand of purchases of machinery and equipment and $10 thousand of payments for development of intangible assets

Cash Flows Used In Financing Activities

Net cash used in financing activities for the six months ended February 28, 2022 and February 28, 2021 was $260 thousand and $12 thousand, respectively. The increase was primary attributable to the repayments of long-term debt.

Capital Expenditures

We had capital expenditures of $49 thousand and $97 thousand for the six months ended February 28, 2022 and February 28, 2021, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 28, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 28, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of February 28, 2022.

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

The market prices and trading volume of our shares of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. For example, during fiscal 2022 to date, the market price of our common stock has fluctuated from a high of $10.70 per share on September 2, 2021 to a low of $3.24 per share on January 28, 2022. During fiscal 2022 to date, daily trading volume ranged from approximately 6,000 to 833,400 shares.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 7, 2022	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)