Form 10-Q
period 2022-05-31
SemiLEDs Corp
filed 2022-07-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,530,154 shares of common stock, par value $0.0000056 per share, outstanding as of July 5, 2022.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31,	August 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,023	$4,833
Restricted cash and cash equivalents	86	90
Accounts receivable (including related parties), net of allowance for doubtful accounts of $190 and $199 as of May 31, 2022 and August 31, 2021, respectively	1,705	865
Inventories	4,095	3,937
Prepaid expenses and other current assets	153	329
Total current assets	9,062	10,054
Property, plant and equipment, net	4,483	5,244
Operating lease right of use assets	1,648	1,635
Intangible assets, net	105	126
Investments in unconsolidated entities	966	1,011
Other assets	170	169
TOTAL ASSETS	$16,434	$18,239
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,099	$5,109
Accounts payable	612	753
Accrued expenses and other current liabilities	2,508	2,783
Other payable to related parties	993	764
Operating lease liabilities, current	136	98
Total current liabilities	9,348	9,507
Long-term debt, excluding current installments	2,080	2,569
Operating lease liabilities, less current portion	1,512	1,537
Total liabilities	12,940	13,613
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,530 shares and 4,460 shares issued and outstanding as of May 31, 2022 and August 31, 2021, respectively	—	—
Additional paid-in capital	182,569	182,255
Accumulated other comprehensive income	3,694	3,543
Accumulated deficit	(182,817)	(181,211)
Total SemiLEDs stockholders' equity	3,446	4,587
Noncontrolling interests	48	39
Total equity	3,494	4,626
TOTAL LIABILITIES AND EQUITY	$16,434	$18,239

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenues, net	$1,784	$1,439	$5,425	$3,364
Cost of revenues	1,448	775	4,363	2,481
Gross profit	336	664	1,062	883
Operating expenses:
Research and development	357	528	1,056	1,162
Selling, general and administrative	810	730	2,333	2,078
Gain on disposals of long-lived assets, net	(57)	(2)	(196)	(286)
Total operating expenses	1,110	1,256	3,193	2,954
Loss from operations	(774)	(592)	(2,131)	(2,071)
Other income (expenses):
Interest expenses, net	(94)	(94)	(277)	(278)
Other income, net	264	474	1,215	951
Foreign currency transaction gain (loss), net	(307)	155	(395)	380
Total other income (expenses), net	(137)	535	543	1,053
Loss before income taxes	(911)	(57)	(1,588)	(1,018)
Income tax expense	—	—	—	—
Net loss	(911)	(57)	(1,588)	(1,018)
Less: Net income (loss) attributable to noncontrolling interests	5	7	18	(2)
Net loss attributable to SemiLEDs stockholders	$(916)	$(64)	$(1,606)	$(1,016)
Net loss per share attributable to SemiLEDs stockholders:
Basic	$(0.20)	$(0.02)	$(0.36)	$(0.25)
Diluted	$(0.20)	$(0.02)	$(0.36)	$(0.25)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic	4,517	4,060	4,488	4,036
Diluted	4,517	4,060	4,488	4,036

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net loss	$(911)	$(57)	$(1,588)	$(1,018)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	115	(41)	149	(101)
Comprehensive loss	$(796)	$(98)	$(1,439)	$(1,119)
Comprehensive income (loss) attributable to noncontrolling interests	$4	$8	$16	$1
Comprehensive loss attributable to SemiLEDs stockholders	$(800)	$(106)	$(1,455)	$(1,120)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2021	4,460	$—	$182,255	$3,543	$(181,211)	$4,587	$39	$4,626
Stock-based compensation	—	—	43	—	—	43	—	43
Comprehensive income (loss):
Other comprehensive income	—	—	—	9	—	9	(1)	8
Net loss	—	—	—	—	(518)	(518)	(7)	(525)
BALANCE—November 30, 2021	4,460	—	182,298	3,552	(181,729)	4,121	31	4,152
Issuance of common stock under equity incentive plans	54	—	—	—	—	—	—	—
Stock-based compensation	—	—	154	—	—	154	—	154
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	26	—	26	—	26
Net loss	—	—	—	—	(172)	(172)	20	(152)
BALANCE—February 28, 2022	4,514	—	182,452	3,578	(181,901)	4,129	51	4,180
Stock-based compensation		—	132	—	—	132	—	132
Issuance of common stock under equity incentive plans	16	—	—	—	—	—	—	—
Issuance of common stock in registered offering	—	—	1	—	—	1	—	1
Change ownership in SBDI*	—	—	(16)	—	—	(16)	(7)	(23)
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	116	—	116	(1)	115
Net loss	—	—	—	—	(916)	(916)	5	(911)
BALANCE—May 31, 2022	4,530	$—	$182,569	$3,694	$(182,817)	$3,446	$48	$3,494

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2020	4,011	$—	$177,235	$3,647	$(178,360)	$2,522	$46	$2,568
Stock-based compensation	—	—	21	—	—	21	—	21
Change ownership in SBDI*	—	—	(9)	—	—	(9)	(3)	(12)
Comprehensive income (loss):
Other comprehensive income	—	—	—	(29)	—	(29)	1	(28)
Net loss	—	—	—	—	(697)	(697)	(10)	(707)
BALANCE—November 30, 2020	4,011	—	177,247	3,618	(179,057)	1,808	34	1,842
Issuance of common stock under equity incentive plans	47	—	—	—	—	—	—	—
Stock-based compensation	—	—	66	—	—	66	—	66
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	(33)	—	(33)	1	(32)
Net loss	—	—	—	—	(255)	(255)	1	(254)
BALANCE—February 28, 2021	4,058	-	177,313	3,585	(179,312)	1,586	36	1,622
Stock-based compensation	—	—	48	—	—	48	—	48
Issuance of common stock under equity incentive plans	11	—	—	—	—	—	—	—
Comprehensive income (loss):
Other comprehensive income	—	—	—	(42)	—	(42)	1	(41)
Net loss	—	—	—	—	(64)	(64)	7	(57)
BALANCE—May 31, 2021	4,069	$—	$177,361	$3,543	$(179,376)	$1,528	$44	$1,572

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended
	May 31, 2022	May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,588)	$(1,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	635	674
Stock-based compensation expense	329	135
Provisions for inventory write-downs	592	555
Gain on disposals of long-lived assets, net	(196)	(286)
Loss on disposals of patent	9	—
Changes in :
Accounts receivable	(597)	576
Inventories	(882)	(1,536)
Prepaid expenses and other	104	80
Accounts payable	(143)	(35)
Accrued expenses and other current liabilities	(126)	29
Net cash used in operating activities	(1,863)	(826)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(69)	(111)
Proceeds from sales of property, plant and equipment	187	291
Payments for development of intangible assets	(11)	(12)
Net cash provided by investing activities	107	168
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(368)	(43)
Issuance of common stock in registered offering	1	—
Acquisition of noncontrolling interests	(23)	(12)
Net cash used in financing activities	(390)	(55)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	327	(438)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,819)	(1,151)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	5,028	3,012
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$3,209	$1,861
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$56	$3

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, as well as LED chips and lighting products. LED components have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including the United States, Japan, Germany, Taiwan and Netherlands.

As of May 31, 2022, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2022, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2022 and 2021, the statement of changes in equity for the three and nine months ended May 31, 2022 and 2021, and the statements of cash flows for the nine months ended May 31, 2022 and 2021. The results for the three or nine months ended May 31, 2022 are not necessarily indicative of the results to be expected for the year ending August 31, 2022.

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

The Company suffered losses from operations of $3.9 million and $2.1 million, and net cash used in operating activities of $1.7 million and $1.0 million for the years ended August 31, 2021 and 2020, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.0 million for the year ended August 31, 2021 compared to $1.6 million for the year ended August 31, 2020. Loss from operations for the three and nine months ended May 31, 2022 was $774 thousand and $2.1 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2022 was $1.9 million. Moreover, at May 31, 2022, the Company’s cash and cash equivalents had decreased to $3.0 million. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of May 31, 2022 and August 31, 2021, the Company’s restricted cash equivalents at current portion amounted $86 thousand and $90 thousand, respectively. As of May 31, 2022 and August 31, 2021, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $100 thousand and $105 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2022 and August 31, 2021, cash and cash equivalents of the Company consisted of the following (in thousands):

	May 31,	August 31,
Cash and Cash Equivalents by Location	2022	2021
United States;
Denominated in U.S. dollars	$1,256	$1,162
Taiwan;
Denominated in U.S. dollars	1,279	3,405
Denominated in New Taiwan dollars	44	47
Denominated in other currencies	444	219
Total cash and cash equivalents	$3,023	$4,833

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

Net revenues generated from sales to the top ten customers represented 86% and 88 % of the Company’s total net revenues for the three and nine months ended May 31, 2022, respectively, and 89% and 78% of the Company’s net revenues for the three and nine months ended May 31, 2021, respectively.

The Company’s revenues have been concentrated in a few select markets, including the United States, Japan, Germany, Taiwan and Netherlands. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 88% and 88% of the Company’s net revenues for the three and nine months ended May 31, 2022, respectively, and 82% and 82 % of the Company’s net revenues for the three and nine months ended May 31, 2021, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s then wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been received in full amount by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares at the issuance date; as a result, noncontrolling interest in SBDI increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, the Company purchased additional 52,000 common shares of SBDI from non-controlling shareholders. Therefore, the noncontrolling interest in SBDI was down to 2.63% as of May 31, 2022.

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

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2022 and August 31, 2021 consisted of the following (in thousands):

	May 31,	August 31,
	2022	2021
Raw materials	$552	$564
Work in process	1,227	1,217
Finished goods	2,316	2,156
Total	$4,095	$3,937

Inventory write-downs to estimated net realizable values were $176 thousand and $592 thousand for the three and nine months ended May 31, 2022, respectively, and $159 thousand and $555 thousand for the three and nine months ended May 31, 2021, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2022 and August 31, 2021 consisted of the following (in thousands):

	May 31,	August 31,
	2022	2021
Buildings and improvements	$14,329	$14,997
Machinery and equipment	29,147	34,421
Leasehold improvements	169	176
Other equipment	2,410	2,547
Construction in progress	11	—
Total property, plant and equipment	46,066	52,141
Less: Accumulated depreciation and amortization	(41,583)	(46,897)
Property, plant and equipment, net	$4,483	$5,244

Intangible Assets

Intangible assets as of May 31, 2022 and August 31, 2021 consisted of the following (in thousands):

	May 31, 2022
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$601	$496	$105
Acquired technology	5	350	350	—
Total		$951	$846	$105

	August 31, 2021
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$627	$501	$126
Acquired technology	5	367	367	—
Total		$994	$868	$126

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2022 and August 31, 2021 consisted of the following (in thousands, except percentages):

	May 31, 2022		August 31, 2021
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Equity investment without readily determinable fair value	Various	$966	Various	$1,011
Total investments in unconsolidated entities		$966		$1,011

There were no dividends received from unconsolidated entities through May 31, 2022.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancelable and noncancelable and which expire at various dates between December 2024 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $36 thousand and $120 thousand for three months and nine months ended May 31, 2022, respectively. Lease expense related to these noncancelable operating leases was $42 thousand and $123 thousand for three months and nine months ended May 31, 2021, respectively.

Balance sheet information related to the Company’s leases is presented below:

	May 31, 2022	August 31, 2021
Assets
Operating lease right of use assets	$1,648	$1,635
Liabilities
Operating lease liabilities, current portion	$136	$98
Operating lease liabilities, less current portion	1,512	1,537
Total	$1,648	$1,635

The following provides details of the Company’s lease expenses:

	Three Months Ended May 31,
	2022	2021
Operating lease expenses, net	$36	42

	Nine Months Ended May 31,
	2022	2021
Operating lease expenses, net	$120	123

Other information related to leases is presented below:

	Nine Months Ended May 31,
	2022	2021
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$120	$123
Weighted Average Remaining Lease Term:
Operating leases	16.72 years	18.82 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of May 31, 2022 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2022	$41
2023	164
2024	164
2025	121
2026	100
Thereafter	1,309
Total future minimum lease payments, undiscounted	1,899
Less: Imputed interest	251
Present value of future minimum lease payments	$1,648

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $127 thousand and $101 thousand as of May 31, 2022 and August 31, 2021, respectively.

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

As of May 31 2022, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent the Company’s common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company paid a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In July 2021, 344,391 shares of the Company’s common stock were issued for gross proceeds of $4,175,225, before placement agent fees and legal fees of $126,576. In April 2022, we sold 200 shares of the Company’s common stock for gross proceeds of $690, before placement agent fees and bank fees of $146.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under the 2010 Plan, respectively, as of May 31, 2022 and 2021. As of May 31, 2022 and 2021, there were 820 thousand and 1,037 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

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

In November 2020, SemiLEDs granted 15 thousand restricted stock units to its directors, which vested 25% on February 12, 2021, May 12, 2021 and August 12, 2021. The remaining stock units vested on September 24, 2021, the date of the 2021 annual meeting. The grant-date fair value of the restricted stock units was $3.00 per unit.

In November 2020, SemiLEDs granted 33 thousand restricted stock units to its employees, which vested 25% on each of February 12, 2021, May 12, 2021, August 12, 2021 and November 12, 2021. The grant-date fair value of the restricted stock units was $3.00 per unit.

In January 2020, SemiLEDs granted 136 thousand restricted stock units to its employees, which vested 25% on each of January 10, 2021 and January 10, 2022 and will vest 25% each year on January 10, 2023 and 2024 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.39 per unit.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Cost of revenues	$35	$14	$89	$38
Research and development	36	11	90	30
Selling, general and administrative	61	23	150	67
	$132	$48	$329	$135

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Stock units and stock options to purchase common stock	1	73	93	77

9. Income Taxes

The Company’s income (loss) before income taxes for the three and nine months ended May 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
U.S. operations	$(265)	$(208)	$(595)	$(546)
Foreign operations	(646)	151	(993)	(472)
Income (loss) before income taxes	$(911)	$(57)	$(1,588)	$(1,018)

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

As of both May 31 2022 and August 31, 2021, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2017 through 2020 remain open in most jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2016. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Related Party Transactions

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in and to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of May 31, 2022 and August 31, 2021, the outstanding principal of these notes totaled $1.4 million.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans were sooner accelerated pursuant to the loan agreements. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was further extended with same terms and interest rate for one more year to January 15, 2023. As of February 28, 2022 and August 31, 2021, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

11. Subsequent Events

The Company has analyzed its operations subsequent to May 31, 2022 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

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
•
Adverse development in those selected markets, including the United States, Japan, Germany, Taiwan and Netherlands, where our revenues are concentrated, including the impact of the COVID-19 pandemic and inflation on customer demand.

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
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Ireland, Taiwan, Japan, the United States, Germany and India. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the nine months ended May 31, 2022, sales to our three largest customers, in the aggregate, accounted for 64% and 63% of our revenues, respectively.

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
•
Cash position. Our cash and cash equivalents increased to $3.0 million as of May 31, 2022 from $1.7 million as of May 31, 2021, primarily due to the sale of 344,391 shares of common stock in the fourth quarter of fiscal 2021 for net proceeds of $4.0 million under our ATM program. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. In December 2019, we issued convertible unsecured promissory notes with a principal sum of $2 million, of which $600 thousand of convertible notes were converted into 200 thousand shares of common stock in May 2020. On May 26, 2021 the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of May 31, 2022 and August 31, 2021, the outstanding principal of these notes totaled $1.4 million. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On May 31, 2022, the exchange rate was 29.05 NT dollars to one U.S. dollar. On July 5, 2022, the exchange rate was 29.76 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2022 Compared to the Three Months Ended May 31, 2021

	Three Months Ended
	May 31, 2022		May 31, 2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$57	3%	$32	2%	$25	78%
LED components	1,205	68%	1,057	74%	148	14%
Lighting products	158	9%	204	14%	(46)	(23)%
Other revenues(1)	364	20%	146	10%	218	149%
Total revenues, net	1,784	100%	1,439	100%	345	24%
Cost of revenues	1,448	81%	775	54%	673	87%
Gross profit	$336	19%	$664	46%	$(328)	(49)%

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by 24% to $1.8 million for the three months ended May 31, 2022 from $1.4 million for the three months ended May 31, 2021. The increase in revenues was driven primarily by a $148 thousand increase in sales of LED components and a $25 thousand increase in sales of LED chips and a $218 thousand increase in other revenue, offset in part by a $46 thousand decrease in lighting products.

Revenues attributable to the sales of our LED chips were $57 thousand and $32 thousand, representing 3% and 2%, respectively, of our revenues for the three months ended May 31, 2022 and 2021, the increase was primarily due to varying volumes sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components were $1,205 thousand and $1,057 thousand, representing 69% and 74%, respectively, of our revenues for the three months ended May 31, 2022 and 2021. Revenues attributable to sales of LED components were higher for the three months ended May 31, 2022 primarily due to more volumes sold.

Revenues attributable to the sales of lighting products represented 9% and 14% of our revenues for the three months ended May 31, 2022 and 2021, respectively. Revenues attributable to the sales of lighting products were lower for the three months ended May 31, 2021 primarily due to the less volumes sold.

Revenues attributable to other revenues represented 20% and 10% of our revenues for the three months ended May 31, 2022 and 2021, respectively. The increase in revenues attributable to other revenues was primarily due to the non-recurring sales of raw material and a joint development project with CrayoNano AS in the three months ended May 31, 2022.

Cost of Revenues

Our cost of revenues increased by 87% from $775 thousand for the three months ended May 31, 2021 to $1.4 million for the three months ended May 31, 2022. The increase in cost of revenues was primarily due to the increase in the volume of products sold.

Gross Profit

Our gross profit decreased from $664 thousand for the three months ended May 31, 2021 to $336 thousand for the three months ended May 31, 2022. Our gross margin percentage decreased from 46% for the three months ended May 31, 2021 to 19% for the three months ended May 31, 2022 as a consequence of an increase in the sales of products with lower margins.

Operating Expenses

	Three Months Ended
	May 31, 2022		May 31, 2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$357	20%	$528	37%	$(171)	(32)%
Selling, general and administrative	810	45%	730	51%	80	11%
Gain on disposals of long-lived assets, net	(57)	(3)%	(2)	—%	(55)	2,750%
Total operating expenses	$1,110	62%	$1,256	88%	$(146)	(12)%

Research and development Our research and development expenses were $357 thousand and $528 thousand for the three months ended May 31, 2022 and 2021, respectively. The decrease was primary due to the $134 thousand decrease in government project R&D expenses and $79 thousand decrease in materials and supplies capacity, partially offset by the $38 thousand increase in payroll and compensation.

Selling, general and administrative Our selling, general and administrative expenses increased from $730 thousand for the three months ended May 31, 2021 to $810 thousand for the three months ended May 31, 2022. The increase was mainly attributable to increase in stock-based compensation and in various other expenses.

Gain on disposal of long-lived assets, net We recognized a net gain of $57 thousand and $2 thousand on the disposal of long-lived assets for the three months ended May 31, 2022 and 2021. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Three Months Ended
	May 31, 2022		May 31, 2021
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	(94)	(5)%	(94)	(7)%
Other income, net	264	15%	474	33%
Foreign currency transaction (loss) gain, net	(307)	(17)%	155	11%
Total other (expenses) income, net	$(137)	(7)%	$535	37%

Interest expenses, net Interest expenses, net was $94 thousand for both three months ended May 31, 2022 and 2021, which primarily consisted of the interest payment of the convertible notes and loans.

Other income, net Other income, net decreased from $474 thousand for the three months ended May 31, 2021 to $264 thousand for the three months ended May 31, 2022, primarily due to subsidies received from the Taiwan government for the COVID-19 pandemic in 2021.

Foreign currency transaction loss, net We recognized a net foreign currency transaction loss of $307 thousand and gain of $155 thousand for the three months ended May 31, 2022 and 2021, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts payables.

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

Net Income Attributable to Noncontrolling Interests

Three Months Ended
	May 31, 2022		May 31, 2021
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$5	1%	$7	—%

We recognized net income attributable to non-controlling interests of $5 thousand and $7 thousand for the three months ended May 31, 2022 and 2021, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd. held by the non-controlling holders. Non-controlling interests represented 2.63% and 3.05% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of May 31, 2022 and 2021, respectively.

Nine months Ended May 31, 2022 Compared to the Nine months Ended May 31, 2021

	Nine Months Ended
	May 31, 2022		May 31, 2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$153	3%	$119	3%	$34	29%
LED components	3,896	72%	2,314	69%	1,582	68%
Lighting products	385	7%	525	16%	(140)	(27)%
Other revenues(1)	991	18%	406	12%	585	144%
Total revenues, net	5,425	100%	3,364	100%	2,061	61%
Cost of revenues	4,363	80%	2,481	74%	1,882	76%
Gross profit	$1,062	20%	$883	26%	$179	20%

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by 61% from $3.4 million for the nine months ended May 31, 2021 to $5.4 million for the nine months ended May 31, 2022. The $2.1 million increase in revenues reflects a $1.6 million increase in sales of LED components and a $585 thousand increase in revenues attributable to other revenue, offset by a $140 thousand decrease in revenues attributable to sales of lighting products.

Revenues attributable to the sales of our LED chips were $153 thousand and $119 thousand, representing 3% and 3% for the nine months ended May 31, 2022 and 2021, respectively. The slight increase of revenues attributable to sales of LED chips was a result of an increase in the volume of LED chips sold.

Revenues attributable to the sales of our LED components were $3.9 million and $2.3 million, representing 72% and 69%, respectively, of our revenues for the nine months ended May 31, 2022 and May 31, 2021. The increase in revenues attributable to sales of LED components was primarily due to more volumes sold.

Revenues attributable to the sales of lighting products represented 7% and 16% of our revenues for the nine months ended May 31, 2022 and 2021, respectively. Revenues attributable to the sales of lighting products was $140 thousand lower for the nine months ended May 31, 2022 primarily due to less demand for the lighting products sold.

Revenues attributable to other revenues represented 18% and 12% of our revenues for the nine months ended May 31, 2022 and 2021, respectively. The increase in revenues attributable to other revenues was primarily due to the non-recurring sale of raw materials and a joint development project with CrayoNano AS in the nine months ended May 31, 2022.

Cost of Revenues

Our cost of revenues increased by 76% from $2.5 million for the nine months ended May 31, 2021 to $4.4 million for the nine months ended May 31, 2022. The increase in cost of revenues was primarily due to the increase in the volume of products sold.

Gross Profit

Our gross profit increased from $883 thousand for the nine months ended May 31, 2021 to a gross profit of $1.1 million for the nine months ended May 31, 2022. Our gross margin percentage was 20% for the nine months ended May 31, 2022, as compared to 26% for the nine months ended May 31, 2021 as a result of increase in the sales of products with lower margins.

Operating Expenses

	Nine Months Ended
	May 31, 2022		May 31, 2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,056	19%	$1,162	35%	$(106)	(9)%
Selling, general and administrative	2,333	43%	2,078	62%	255	12%
Gain on disposals of long-lived assets, net	(196)	(4)%	(286)	(9)%	90	(31)%
Total operating expenses	$3,193	58%	$2,954	88%	$239	8%

Research and development Our research and development expenses were $1.1 million and $1.2 million for the nine months ended May 31, 2022 and 2021, respectively. The decrease was primary due to the $146 thousand decrease in government project R&D expenses and $104 thousand decrease materials and supplies capacity offset by the $120 thousand increase in payroll and compensation.

Selling, general and administrative Our selling, general and administrative expenses were $2.3 million and $2.1 million for the nine months ended May 31, 2022 and May 31, 2021. The slight increase was mainly attributable to a $129 thousand increase in insurance and $32 thousand increase in patent fees, offset partially by a $40 thousand decrease in professional service fees.

Gain on disposal of long-lived assets, net

We recognized a net gain of $196 thousand and $286 thousand on the disposal of long-lived assets for the nine months ended May 31, 2022 and 2021, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Nine Months Ended
	May 31, 2022		May 31, 2021
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	(277)	(5)%	(278)	(8)%
Other income, net	1,215	22%	951	28%
Foreign currency transaction (loss) gain, net	(395)	(7)%	380	11%
Total other income, net	$543	10%	$1,053	31%

Interest expenses, net Interest expenses, net was $277 thousand and $278 thousand for the nine months ended May 31, 2022 and 2021, respectively which primarily consisted of the interest payment of convertible notes and the loans.

Other income, net Other income, net increase from $951 thousand for the nine months ended May 31, 2021, to $1.2 million for the nine months ended May 31, 2022, primarily due to higher rental income and payments received under the new Patent Cross-License Agreement with CrayoNano AS.

Foreign currency transaction gain, net We recognized a net foreign currency transaction loss of $395 thousand and gain of $380 thousand for the nine months ended May 31, 2022 and 2021, respectively, primarily due to the depreciation of the U.S. dollar against the NT dollar from bank deposits and accounts payables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2022 and was zero for fiscal 2021, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income (Loss) Attributable to Noncontrolling Interests

Nine Months Ended
	May 31, 2022		May 31, 2021
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income (loss) attributable to noncontrolling interests	$18	—%	$(2)	—

We recognized net income attributable to non-controlling interests of $18 thousand and net loss of $2 thousand for the nine months ended May 31, 2022 and 2021, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd. held by the non-controlling holders. Non-controlling interests represented 2.63% and 3.05% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of May 31, 2022 and May 31, 2021, respectively.

Liquidity and Capital Resources

As of May 31, 2022 and August 31, 2021, we had cash and cash equivalents of $3.0 million and $4.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of July 6, 2022, we had no available credit facility.

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $7.2 million and $7.7 million as of May 31, 2022 and August 31, 2021, respectively.

Our NT dollar denominated long-term notes, totaled $3.2 million of both May 31, 2022 and August 31, 2021. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.69% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.07% currently) and is available for operating capital.

These loans are secured by an $86 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building. Due to the impact of the COVID-19 pandemic, the bank agreed to give us a deferment period for twelve months starting from May 2020 until April 2021. During this period, we did not need to pay the monthly payments of the principal but only the interest.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2022, our outstanding balance on this note payable was approximately $1.6 million.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $16 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2022, our outstanding balance on this note payable was approximately $1.0 million.

Property, plant and equipment pledged as collateral for our notes payable were $3.0 million and $3.5 million as of May 31, 2022 and August 31, 2021, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We were initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was further extended with same terms and interest rate for one more year to January 15, 2023. As of May 31, 2022 and August 31, 2021, these loans totaled $3.2 million, respectively. The loans are secured by a second priority security interest on our headquarters.

On December 6, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest was due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of May 31, 2022 and August 31, 2021, the outstanding principal of these notes totaled $1.4 million.

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $916 thousand and $64 thousand during the three months ended May 31, 2022 and 2021, respectively. Net cash used in operating activities for the nine months ended May 31, 2022 was $1.9 million. As of May 31, 2022, we had cash and cash equivalents of $3.0 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity to our stockholders.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In the fourth quarter of fiscal 2021, we sold 344,391 shares of common stock for gross proceeds of $4.2 million with $125 thousand paid as placement agent fees under our ATM program. In April 2022, we sold 200 shares of the Company’s common stock for gross proceeds of $690, before placement agent fees and bank fees of $146.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2022 is approximately $5.1 million, which we expect to fund through the issuance of additional equity under the ATM program or through an extension or conversion of the convertible notes due May 2023. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended
	May 31, 2022	May 31, 2021
Net cash used in operating activities	$(1,863)	$(826)
Net cash provided by investing activities	$107	$168
Net cash used in financing activities	$(390)	$(55)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2022 and May 31, 2021 was $1.9 million and $826 thousand, respectively. The $1.0 million increase in cash flows used in operating activities for the nine months ended May 31, 2022 was primary attributable to an increase of $570 thousand in net loss and $1.2 million increase in accounts receivable offset by the $654 thousand decrease in inventories.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities for the nine months ended May 31, 2022 was $107 thousand, consisting primarily of $187 thousand of proceeds from the sales of machinery and equipment, offset in part by $69 thousand of purchases of machinery and equipment.

Net cash provided by investing activities for the nine months ended May 31, 2021 was $168 thousand, consisting primarily of $291 thousand of proceeds from the sales of machinery and equipment, offset in part by $111 thousand of purchases of machinery and equipment.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the nine months ended May 31, 2022 was $390 thousand, consisting primarily of $368 thousand of repayments on long-term debt and $23 thousand for acquisition of noncontrolling interest.

Net cash used in financing activities for the nine months ended May 31, 2021 was $55 thousand, consisting primarily of $43 thousand of repayments on long-term debt and $12 thousand for acquisition of noncontrolling interest.

Capital Expenditures

We had capital expenditures of $69 thousand and $111 thousand for the nine months ended May 31, 2022 and 2021, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was no material pending legal proceedings or claims as of May 31, 2022.

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

The market prices and trading volume of our shares of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. For example, during 2022 to date, the market price of our common stock has fluctuated from a high of $10.21 on September 2, 2021 to a low of $2.19 per share on May 12, 2022. During 2022 to date, daily trading volume ranged from approximately 6,000 to 1,990,800 shares.

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

10.1

Second Amendment to Convertible Unsecured Promissory Note dated May 26, 2022 between SemiLEDs Corporation and Simplot Taiwan Inc. (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 26, 2022)

10.2

Second Amendment to Convertible Unsecured Promissory Note dated May 26, 2022 between SemiLEDs Corporation and Trung Doan (incorporated by reference from Exhibit 1.2 to the Company's Current Report on Form 8-K filed on May 26, 2022)

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 12, 2022	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)