Form 10-K
period 2022-08-31
SemiLEDs Corp
filed 2022-11-08
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended August 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

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

The aggregate market value of voting stock held by non‑affiliates of the registrant as of February 28, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Capital Market on such date, was approximately $10 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of October 31, 2022: 4,832,346

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

We were incorporated in the State of Delaware on January 4, 2005. We are a holding company for various wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture and a substantial portion of marketing and sale of LED products, including lighting fixtures and systems, and is where most of our employees are based.

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

LED Components

We currently package a portion of our LED chips into LED components for sale to distributors and end-customers in selected markets. The majority of our LED components use chips that are greater than 860μm by 860μm, focusing on high wattage (>3W) applications. Our packaged products can be categorized into three different groups: UV, Multi-Channel Emitter (MCE), automotive and Specialty lighting. Besides the standard products, we provide customization service for all market segments. Our UV LED product portfolio ranges from two to 260 electrical watts, and are designed for industrial applications such as printing, coating, curing, and medical/cosmetic uses. The MCE packages target entertainment, architectural, aquarium and horticultural lighting sectors. Variations of four, seven, 12, 16 channel LEDs allow users to control each LEDs separately to produce all colors in the visible light spectrum. We use specialized chip bonding technology to ensure minimal chip-to-chip distance in order to deliver optimized color mixing capability in compact packages. Specialty lighting is mainly in the infrared spectrum with options of 30, 60, 90 and 120 degree view angles. These are used in surveillance, IP cameras and night vision applications.

To differentiate ourselves from other LED package manufacturers, we are putting more resources towards module and system design. Along with our technical know-how in the chip and package sectors, we are able to further integrate electrical, thermal and mechanical manufacturing resources to provide customers with one-stop system services. Services include design, prototyping, OEM and ODM. Key markets that we set to target at the system end include different types of UV LED industrial printers, aquarium lighting, medical applications, niche imaging light engines, horticultural lighting and high standard commercial lighting. Recently, we introduced multi-pixel Mini-LED package (16 RGB pixels in one package) for fine pitch Mini-LED display market. In 2019, we expanded our UVC portfolio to disinfection markets.

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

Lighting Products

We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting product customers are primarily ODMs of lighting products and the end-users of lighting devices. Revenues from sales of our lighting products represented 8% and 15% of our revenues for the years ended August 31, 2022 and 2021, respectively.

OEM/ODM Services

We provide design and manufacturing services at the modular and system level. Currently, most of the design projects involve high power UV LED lamps to be incorporated/retrofitted into large scale press equipment. Besides hardware, we also provide software development to lamp control and equipment-to-lamp signal communication. With our design capability and high precision packaging capabilities, Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., assisted in the design and manufacturing of transceiver modules to be used for ADAS (Advanced Driver Assistance Systems) applications.

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

Quality Management

We have implemented quality control measures at each stage of our operations, including obtaining supplier qualifications, inspecting incoming raw materials and random testing during our production process, to ensure consistent product yield and reliability. We test all new processes and new products prior to commercial production. We also inspect all final products prior to deliver to our customers to ensure that production standards are met. If we encounter defects, we conduct an analysis in an effort to identify the cause of the defect and take appropriate corrective and preventative measures. We provide standard product warranties on our products, which generally range from three months to two years. Our manufacturing facility located in Hsinchu Science Park, Taiwan, are certified in compliance with ISO 9001:2015. The facility is subject to periodic inspection by the relevant governmental authorities for safety, environmental and other regulatory compliance.

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

We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2022 and 2021, our top ten customers collectively accounted for 88% and 82%, respectively, of our revenues. Some of our largest customers and what we produce, or have produced, for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2022 and 2021, sales to our three largest customers, in the aggregate, accounted for 59% and 52% of our revenues, respectively. For the year ended August 31, 2022, sales to Revlon, Inc. and INDEL Distribution B.V. accounted for 28% and 18% of our total revenues, respectively. For the year ended August 31,

2021, sales to Revlon, Inc. and INDEL Distribution B.V. accounted for 15% and 27% of our total revenues, respectively. In the same periods, Cepton Inc., an U.S. company focusing on LiDAR products, is a top ten customer.

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

As of August 31, 2022, we had 104 patents issued and 13 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2022, we also had 118 patents issued and 12 patents pending before patent and trademark offices outside the United States. Of these 222 issued patents, 122 expire between 2023 and 2027, 84 expire between 2028 and 2032, 14 expire between 2033 and 2039, and two expire after 2039. Forty-seven of our issued patents are design patents and one of our pending patents is a design patent. We believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to “SemiLEDs” in the United States, and “MvpLED” in China.

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
•
providing high precision packaging solutions to automotive industries to enable high accuracy demands for LiDAR applications, and
•
our sales channels.

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

As of August 31, 2022, we had approximately 126 employees. All of our employees are based in Taiwan. None of our employees are represented by a labor union. We consider relations with our employees to be good.

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

Available Information

Our website is www.semileds.com. We make available free of charge through our website our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Our SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. A copy of our Annual Report on Form 10‑K is available without charge to stockholders upon written request to: Investor Relations, SemiLEDs Corporation, 3F, No.11 Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

Item 1A. Risk Factors

A wide range of factors could materially affect our business, operating results and financial condition. The following factors and other information included in this Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred net losses in recent periods and may require additional financing. If financing is not available, we may be required to further downsize or discontinue operations.

We incurred net losses attributable to SemiLEDs stockholders of $2.7 million and $2.9 million for the years ended August 31, 2022 and 2021, respectively. We can give no assurance that we will not continue to incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. As of August 31, 2022, we had an accumulated deficit of $184 million. And our cash and cash equivalents decreased to $4.3 million at August 31, 2022, these facts and conditions raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes it has liquidity plan, as further described in elsewhere in this annual report that if executed successfully should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2023, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan, including issuing convertible notes to certain of our directors, may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

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

While the COVID-19 pandemic has not had a material impact on our supply chain to date, it could have a meaningful impact on our supply chain if the factories that produce our raw materials and components are disrupted, or production becomes delayed due to worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain products as a result of such disruptions.

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

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2022 and 2021, our top ten customers collectively accounted for approximately 88% and 82%, respectively, of our revenues. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2022 and 2021, sales to our three largest customers, in the aggregate, accounted for approximately 59% and 52% of our revenues, respectively. Revlon, our largest customer in 2021 and 2022 recently filed for Chapter 11 bankruptcy. If they are not able to successfully reorganize their business, our revenue and results could be adversely impacted.

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

LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED components represented approximately 69% of our revenues for both years ended August 31, 2022 and 2021. We expect to continue to generate our revenues mainly from the sales of LED components for the foreseeable future. As such, the continued market acceptance of our LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our business, financial condition and results of operations.

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

If LEDs fail to achieve widespread adoption in the UV lighting market, or if alternative technologies gain market acceptance, our prospects will be materially and adversely impacted and we may be unable to achieve and maintain our profitability.

SemiLEDs had moved away from general lighting markets due to extreme price erosion led by companies in China. We have moved on to focus on industrial UV applications. If UVLED does not achieve widespread acceptance and adoption, or if demand for UVLED products does not grow as we anticipate, our revenues may decline and our prospects for growth and profitability will be limited. Moreover, if existing sources of light other than LED devices, such as mercury lamp, remain popular, or if new sources of light are developed, our current products and technologies could become less competitive or obsolete.

Potential customers for UVLED systems may not adopt UVLED as an alternative to mercury lamp technology because of UVLEDs’ higher upfront cost. In addition, manufacturers of mercury lamp systems may have substantial investments and know-how related to their existing technologies, and may perceive risks relating to the complexity, reliability, quality, usefulness and cost-effectiveness of UVLED products. Even if UVLED continues to achieve performance improvements and cost reductions, limited customer awareness of the benefits of UVLEDs, lack of widely accepted standards governing UVLED systems, and customer unwillingness to adopt UVLEDs in favor of entrenched solutions could significantly limit the demand for UVLED products. Additional factors that may limit the adoption of UVLEDs for mercury lamps include, among others:

•
a significant reduction in or discontinuation of government regulations and economic incentives to promote the development of the UVLED industry or government regulations that discourage the use of mercury;
•
changes in economic and market conditions that affect the use of mercury, for example declining environmental awareness of the damage caused by mercury; and
•
capital expenditures for new and replacement systems by end-users of UVLED products, which may decline during economic downturns.

Our gross margins could fluctuate as a result of changes in our product mix, decreases in the average selling prices of our products, underutilization of our manufacturing capacity, and other factors, which may adversely impact our operating results.

Our gross margins have fluctuated and may continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. In 2021, sales and gross margin both increased due to other revenues rather than LED components compared to 2020. In 2022, sales increased but sales margin slightly decreased due to more volumes sold in LED components and lighting products compared to 2021. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our UV market, focus on product enhancement and developing our UV LED into many other applications or devices. As we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

Our revenues are highly concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, and Japan. Net revenues generated from sales to customers in the Netherlands, Taiwan, the United States, Germany, and Japan, in the aggregate, accounted for approximately 91% and 82% of our net revenues for the years ended August 31, 2022 and 2021, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

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

Introduction of new products and manufacturing processes are often characterized by lower yields in the initial commercialization stage. LED chip and component manufacturing is complicated and consists of many layers of complex materials that must interact with each other. In addition, when we introduce new products and processes, we often use new chemical solutions and chemical compounds with which we have less experience. We must analyze how the various solutions, compounds and layers of materials interact with each other and perform as parts of the LED chip structure. It takes time for us to analyze the data from our initial manufacturing runs and optimize our processes, and over time we generally achieve higher yield rates as we gain more experience with the product or processes. We have continuously improved and increased our production yields to reduce the per-unit cost of production for our new LED components that incorporate EV or UV LED chips; however, such cost savings currently have limited impact on our gross profit, as we currently suffer from the underutilization of manufacturing capacity and must absorb a high level of fixed costs, such as depreciation. In the past, we have experienced difficulties in achieving acceptable yields when introducing new products or new manufacturing processes, which has adversely affected our operating results. We may experience similar problems in the future, and we cannot predict when they may occur or the severity of such difficulties and the impact on our business.

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

The effects of the COVID-19 pandemic have adversely affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The coronavirus (“COVID-19”) pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets.

Our business, financial condition, liquidity and operating results have been adversely affected by COVID-19 pandemic and related restrictions. The conditions caused by the COVID-19 pandemic have adversely affected our customers’ ability or willingness to purchase our products or services, delayed prospective customers’ purchasing decisions, adversely impacted our ability to provide or deliver products and on-site services to our customers, delayed the provisioning of our offerings, and lengthened payment terms, which has adversely affected and could continue to affect, our sales, operating results and overall financial performance. Our operations have also been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control.

The future impact of the COVID-19 pandemic and subsequent variants on our operational and financial performance is uncertain and will depend on many factors beyond our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the continuing global disruption in supply chains in our industry and the impact of the pandemic on the global economy, inflation and demand for consumer products. Even though the pandemic has largely subsided and economic activities have gradually increased, we may continue to experience adverse impacts to our business, operating results, and financial condition as a result of the pandemic’s lasting global economic impact, including any recession that may occur in the future in our industry or continuing inflationary impacts.

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

We expect to require additional capital due to continuing losses, deteriorating business conditions or other future developments. If our current sources of capital are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, including through our at-the-market equity program, or obtain bank loans and credit facilities. The sale of convertible debt securities or additional equity securities could result in dilution to our stockholders. The incurrence of further indebtedness, whether in the form of public debt or bonds or bank financing, would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

As of October 31, 2022, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 40.2% of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to practically control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. Our revenues derived from customers located in Taiwan and China (including Hong Kong) were 15% and 10% for the years ended August 31, 2022 and 2021, respectively. Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Past developments in relations between the R.O.C. and the PRC have on occasions depressed the market prices of the securities of companies in the R.O.C. Such initiatives and actions are commonly viewed as having a detrimental effect to reunification efforts between the R.O.C. and the PRC. Relations between the R.O.C. and the PRC and other factors affecting military, political or economic conditions in Taiwan could materially and adversely affect our financial condition and results of operations, as well as the market price and the liquidity of our securities.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 4% and 7% of our revenues for the years ended August 31, 2022 and 2021, respectively.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following are significant manufacturing and office facilities that we own or lease as of August 31, 2022:

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

There was no material pending legal proceedings or claims as of August 31, 2022.

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

There were 66 holders of record of our common stock as of October 31, 2022.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not make any repurchases of our common stock and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2022.

Item 6. [Reserved]

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Netherlands, Taiwan, the United States, Germany and Japan. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

We are a holding company for various wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products, and where most of our employees are based.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•
COVID-19 Pandemic. In consideration of the health and well-being of our employees, customers and communities, and in support of efforts to contain the spread of the virus, we have taken several precautionary measures and adjusted our operational needs. Our business, financial condition, liquidity and operating results have been, and may continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic have adversely affected our customers’ ability or willingness to purchase our products or services, delayed prospective customers’ purchasing decisions, adversely impacted our ability to provide or deliver products and on-site services to our customers, delayed the provisioning of our offerings, or lengthened payment terms, which have adversely affected and could continue to adversely affect our future sales, operating results and overall financial performance. To avoid cash shortage due to the pandemic, we applied and received subsidies from the Taiwan government in fiscal 2021. Our bank granted us a deferment period for twelve months starting from May 2020 until April 2021. During this period, we did not need to pay the monthly payments of the principal but only the interest. We have also devoted ourselves to new product development and expect these new products could bring in new revenue, offsetting the losses resulted from existing customers’ delayed purchasing. However, given the ongoing and evolving economic and business impact of the COVID-19 pandemic and subsequent variants, we may be required to further revise certain accounting estimates and judgments, which could have a material adverse effect on our financial position and results of operations.
•
Our ability to raise additional debt funding, sell additional equity securities and improve our liquidity. We need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations. In July 2021, we established an at-the-market equity program (“ATM”) that allows us to sell up to $20 million of shares of our common stock from time to time. During fiscal 2022, we sold 286,328 shares of our common stock pursuant to the ATM program for net proceeds of $964,473. However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

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

•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, and Japan. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2022 and 2021, sales to our three largest customers, in the aggregate, accounted for 59% and 52% of our revenues, respectively. Revlon, our largest customer in 2021 and 2022, filed for Chapter 11 bankruptcy in June 2022, which resulted in a write off receivables of $126 thousand. If Revlon is not able to reorganize its business successfully, our revenue and financial results could be adversely impacted.
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
•
Cash position. Our cash and cash equivalents decreased to $4.3 million as of August 31, 2022 primarily due to the operating loss in fiscal year of 2022. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. In December 2019, we issued convertible unsecured promissory notes with a principal sum of $2 million, of which, $600 thousand convertible notes were converted into 200 thousand shares of common stock in May 2020. On May 26, 2021 the Notes were extended with the same terms and interest rate for one year and mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of August 31, 2022 and 2021, the outstanding principal of these notes totaled $1.4 million. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Our customers consist primarily of packagers, ODMs and end‑customers. Our revenues attributable to our ten largest customers accounted for 88% and 82% of our revenues for the years ended August 31, 2022 and 2021, respectively.

Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany and Japan. Net revenues generated from these countries, in the aggregate, accounted for 91% and 82% of our net revenues for the years ended August 31, 2022 and 2021, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

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

Gain on disposal of long‑lived assets, net. We recognized a gain of $196 thousand and $286 thousand on the disposal of long-lived assets for the years ended August 31, 2022 and 2021, respectively. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expense)

Interest expenses, net. Interest expenses, net consist of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents deposited with commercial banks in the United States and Taiwan. As of August 31, 2022 and 2021, we had cash and cash equivalents of $4.3 million and $4.8 million, respectively, which consisted of time deposits with initial maturity of greater than three months but less than one year. Interest expense consists primarily of interest on our convertible notes and long‑term borrowings and/or short‑term lines of credit with certain banks in Taiwan as well as with our Chairman and largest stockholder. We had long‑term debt totaling $6.9 million and $7.7 million as of August 31, 2022 and 2021, respectively.

Other income, net. Other income for the years ended August 31, 2022 and 2021 primarily consists of rental income from the lease of spare space in our Hsinchu building and a government subsidy for the COVID-19 pandemic impact.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction loss of $642 thousand and a net gain of $342 thousand for the years ended August 31, 2022 and 2021, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits and accounts payable held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

Taiwan tax treatment. The corporate income tax rate in Taiwan is 20% for the year ended August 31, 2022 and 2021. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. The surtax rate has been reduced from 10% to 5%, starting applicable to the undistributed retained earnings of the year ended August 31, 2019. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2022 and 2021, we do not expect to pay such taxes on undistributed earnings.

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

As of August 31, 2022, we had total foreign net operating loss carryforwards of $96 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will expire in various amounts in future years. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

Inventory Valuation

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence, and we write down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers’ demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write‑downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write‑downs may be required that could adversely affect our operating results. Inventory write‑downs totaled $807 thousand and $659 thousand for the years ended

August 31, 2022 and 2021, respectively. A majority of our inventory write‑downs during the years ended August 31, 2022 and 2021 was related to finished goods and work in process, primarily as a result of obsolescence.

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

For the year ended August 31, 2022, lower than projected sales of our LED products and lower market capitalization compared to our consolidated net book values again indicated potential impairment of our long‑lived assets. We projected undiscounted future cash flows to analyze potential impairment, based upon a variety of factors, including primarily our continuous efforts to suppress gross loss from chip sales and the cooperation model discussed with other parties, considering all known trends and uncertainties. The significant assumptions used in determining the estimated undiscounted cash flows for the LED chips and components asset group were revised to reflect the new operation status. Based on the assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value. Consequently, no asset impairment was recognized during the year ended August 31, 2022.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Bad debt expenses were recognized $126 thousand and $540 thousand during the years ended August 31, 2022 and 2021, respectively.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values for the years ended August 31, 2022 and 2021 were $807 thousand and $659 thousand, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 31, 2022 the exchange rate was 30.44 NT dollars to one U.S. dollar. On October 31, 2022, the exchange rate was 32.22 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following consolidated statement of operations data for the years ended August 31, 2022 and 2021 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2022		2021
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$7,051	100%	$4,735	100%
Cost of revenues	5,654	80%	3,702	78%
Gross profit	1,397	20%	1,033	22%
Operating expenses:
Research and development	1,484	21%	1,623	34%
Selling, general and administrative	3,309	47%	3,614	76%
Gain on disposals of long-lived assets, net	(196)	(3)%	(286)	(6)%
Total operating expenses	4,597	65%	4,951	104%
Loss from operations	(3,200)	(45)%	(3,918)	(82)%
Other income (expenses):
Interest expenses, net	(369)	(5)%	(371)	(8)%
Other income, net	1,485	21%	1,090	23%
Foreign currency transaction (loss) gain, net	(642)	(9)%	342	7%
Total other income, net	474	7%	1,061	22%
Loss before income taxes	(2,726)	(38)%	(2,857)	(60)%
Income tax expense	—	—	—	—
Net loss	(2,726)	(38)%	(2,857)	(60)%
Less: Net loss attributable to noncontrolling interests	18	—%	(6)	—%
Net loss attributable to SemiLEDs stockholders	$(2,744)	(38)%	$(2,851)	(60)%

Year Ended August 31, 2022 Compared to Year Ended August 31, 2021

	Years Ended August 31,
	2022		2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$166	2%	$171	4%	$(5)	(3)%
LED components	4,872	69%	3,259	69%	1,613	49%
Lighting products	533	8%	730	15%	(197)	(27)%
Other revenues (1)	1,480	21%	575	12%	905	157%
Total revenues, net	7,051	100%	4,735	100%	2,316	49%
Cost of revenues	5,654	80%	3,702	78%	1,952	53%
Gross profit	$1,397	20%	$1,033	22%	$364	35%

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and the lease of manufacturing as well as research and development facilities.

Revenues, net

Our revenues increased by 49% from $4.7 million for the year ended August 31, 2021 to $7.1 million for the year ended August 31, 2022. The increase in revenues was driven primarily by a $1.6 million increase in revenues attributable to sales of LED components and a $905 thousand increase in other revenues, offset in part by a $202 thousand decrease in revenues attributable to the sales of LED chips and lighting products.

Revenues attributable to the sales of our LED components increased by 49% from $3.3 million for the year ended August 31, 2021 to $4.9 million for the year ended August 31, 2022. The increase in revenues attributable to sales of LED components was primarily due to a result of higher volume of sales of LED components products. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Revenues attributable to the sales of lighting products represented 8% and 15% of our revenues for the years ended August 31, 2022 and 2021, respectively. The decrease in revenues attributable to the sales of lighting products was mainly due to a lower in demand on LED luminaries and retrofits and fewer non-recurring project-based orders for LED lighting products.

Revenues attributable to the sales of our LED chips represented 2% and 4%, respectively, of our revenues for the years ended August 31, 2022 and 2021, respectively, and the slight decrease was primarily due to a lower volumes of LED chips sold in the fiscal year ended August 31, 2022.

Revenues attributable to other revenues represented 21% and 12% of our revenues for the years ended August 31, 2022 and 2021, respectively. The increase in revenues attributable to other revenues was primarily due to the provision of services and the sale of raw materials.

Cost of Revenues

Our cost of revenues increased by 53% from $3.7 million for the year ended August 31, 2021 to $5.7 million for the year ended August 31, 2022. The increase in cost of revenues was primarily due to the increase of volumes sold in LED components and lighting products. Inventory write‑downs totaled $807 thousand and $659 thousand for the years ended August 31, 2022 and 2021, respectively. A majority of our inventory write-downs during the years ended August 31, 2022 and 2021 was related to finished goods and work in process, primarily as a result of obsolescence.

Gross Profit

Our gross profit increased from $1.0 million for the year ended August 31, 2021 to $1.4 million for the year ended August 31, 2022. Our gross margin percentage was 20% for the year ended August 31, 2022, as compared to 22% for the year ended August 31, 2021 as a result of an increase in the sales of products with lower margin.

Operating Expenses

	Years Ended August 31,
	2022		2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,484	21%	$1,623	34%	$(139)	(9)%
Selling, general and administrative	3,309	47%	3,614	76%	(305)	(8)%
Gain on disposals of long-lived assets, net	(196)	(3)%	(286)	(6)%	90	(31)%
Total operating expenses	$4,597	65%	$4,951	104%	$(354)	(7)%

Research and development. Our research and development expenses decreased from $1.6 million for the year ended August 31, 2021 to $1.5 million for the year ended August 31, 2022. The slight decrease was primarily due to a $173 thousand decrease in materials and supplies used in research and development, offset partially by an increase in payroll expense and other operating expenses.

Selling, general and administrative. Our selling, general and administrative expenses decreased from $3.6 million for the year ended August 31, 2021 to $3.3 million for the year ended August 31, 2022. The decrease was mainly attributable to a $497 thousand decrease in bad debt expense, offset partially by an increase in payroll expense, shipping and freight fees, and other various expenses.

Gain on disposal of long‑lived assets, net. We recognized a gain of $196 thousand and $286 thousand, net on the disposal of long-lived assets for the years ended August 31, 2022 and 2021, respectively. The decrease in the fiscal year ended August 31, 2022 was primarily due to excess capacity charges that we have suffered for several years. In light of the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Years Ended August 31,
	2022		2021
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(369)	(5)%	$(371)	(8)%
Other income, net	1,485	21%	1,090	23%
Foreign currency transaction (loss) gain, net	(642)	(9)%	342	7%
Total other income, net	$474	7%	$1,061	22%

Interest expenses, net. Interest expenses, net which primarily consisted of accrued interest on convertible notes, NT dollar denominated long-term notes and $3.2 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expenses, net was insignificant.

Other income, net. Other income, net increase from $1 million for the years ended August 31, 2021 to $1.5 million for the year ended August 31, 2022, primarily due to higher rental income and payments received under the new Patent Cross-License Agreement with CrayoNano AS.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction loss of $642 thousand and a net gain of $342 thousand for the years ended August 31, 2022 and 2021, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits and accounts payables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense (Benefit)

Our effective tax rate is expected to be approximately zero for both fiscal 2022 and 2021, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

As of August 31, 2022 and 2021, we recognized full valuation allowances of $22.5 million and $33.8 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2022 and 2021. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

As of August 31, 2022, we had U.S. federal net operating loss (“NOLs”) carryforwards of $3 million, which will expire in various amounts beginning in our fiscal 2025. NOLs generated in tax years prior to August 31, 2018 can be carried forward for twenty years, whereas NOLs generated after August 31, 2018 can be carried forward indefinitely. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

As of August 31, 2022, we had total foreign net operating loss carryforwards of $96 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income TaxAct, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

Net Income (Loss) Attributable to Noncontrolling Interests

	Years Ended August 31,
	2022		2021
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net Income (Loss) attributable to noncontrolling interests	$18	—%	$(6)	—%

We recognized net income attributable to non-controlling interests of $18 thousand and a net loss attributable to non-controlling interests of $6 thousand for the year ended August 31, 2022 and 2021, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd. held by the non-controlling holders. Non-controlling interests represented 2.63% and 3.05% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd. as of August 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contingencies

We have several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that expire at various dates between December 2024 and December 2040. See Note 6, "Commitments and Contingencies" in the notes to our audited consolidated financial statements in this Form 10-K.

Sources and Uses of Cash

As of August 31, 2022 and 2021, we had cash and cash equivalents of $4.3 million and $4.8 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We require cash to fund our operating expenses, working capital requirements and service our debts, including principal and interest.

Long-term assets and liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, operating lease assets and investments in unconsolidated entities. Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. We will continue to look for opportunities to make strategic manufacturing in the future for additional capacity.

Our long-term liabilities consist primarily long-term debt and operating lease liabilities.

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $6.9 million and $7.7 million as of August 31, 2022 and 2021, respectively.

Our NT dollar denominated long-term notes, totaled $2.4 million and $3.2 million as of August 31, 2022 and 2021, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.815% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.195% currently) and is available for operating capital. These loans are secured by an $82 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building. Due to the impact of the COVID-19 pandemic, the bank agreed to give us a deferment period for twelve months starting from May 2020 until April 2021. During this period, we did not need to pay the monthly payments of the principal but only the interest.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of August 31, 2022, our outstanding balance on this note payable was approximately $1.5 million.

•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of August 31, 2022, our outstanding balance on this note payable was approximately $0.9 million.

Property, plant and equipment pledged as collateral for our notes payable were $2.8 million and $3.5 million as of August 31, 2022 and 2021, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We were initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was further extended with same terms and interest rate for one more year to January 15, 2023. As of August 31, 2022 and 2021, these loans totaled $3.2 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

On November 25, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest was due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of August 31, 2022 and 2021, the outstanding principal of these notes totaled $1.4 million.

Working Capital

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $2.7 million and $2.9 million during the years ended August 31, 2022 and 2021, respectively. Net cash used in operating activities for the year ended August 31, 2022 was $1.5 million. As of August 31, 2022, we had cash and cash equivalents of $4.3 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity to our stockholders.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In the fourth quarter of fiscal 2021, we sold 344,391 shares of common stock for gross proceeds of $4.2 million with $125 thousand paid as placement agent fees under our ATM program. During the year ended August 31, 2022, we sold 286,328 shares of common stocks for gross proceeds of $995 thousand with $31 thousand paid as placement agent fees under our ATM program.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2023 is approximately $5.1 million, which we expect to fund through the issuance of additional equity under the ATM program. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our common stock.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10‑K (in thousands):

	Years Ended August 31,
	2022	2021
Net cash used in operating activities	$(1,508)	$(1,737)
Net cash (used in) provided by investing activities	$(113)	$159
Net cash provided by financing activities	$490	$3,990

Cash Flows Used in Operating Activities

Net cash used in operating activities was $1.5 million for the year ended August 31, 2022, consisting primarily of a net loss of $2.7 million and a decrease in inventory of $940 thousand and accounts payable of $388 thousand, partially offset by depreciation and amortization of $938 thousand and stock based compensation expense of $459 thousand and provision for inventory write-down of $807 thousand.

Net cash used in operating activities was $1.7 million for the year ended August 31, 2021, consisting primarily of a net loss of $2.9 million and a decrease in inventory of $2 million and gain on disposal of long-live assets of $286 thousand, partially offset by depreciation and amortization of $897 thousand and stock based compensation expense of $186, bad debt expense of $540 thousand and provision for inventory write-downs of $659 thousand and decreased in accrued expenses and other current liabilities of $578 thousand.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities was $113 thousand for the year ended August 31, 2022, consisting primarily of the proceeds from the sales of property, plant and equipment of $196 thousand as a result of the disposal of idle machinery, partially offset by a $280 thousand in cash used in the purchase of machinery and equipment and a $13 thousand for development of intangible assets.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $490 thousand for the year ended August 31, 2022, consisting primarily of $995 thousand from the issuance of common stock under the ATM program, partially offset by $482 thousand in repayment of long-term debt.

Net cash provided by financing activities was $4.0 million for the year ended August 31, 2021, consisting primarily of $4.2 million from the issuance of common stock in our ATM program.

Capital Expenditures

We had capital expenditures of $280 thousand and $118 thousand for the years ended August 31, 2022 and 2021, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Accounting Pronouncements Not Yet Adopted

Please refer to ‘Summary of Significant Accounting Policies Recent Accounting Pronouncements’ for more details.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Pages	41-42	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 2851)
Page	43	CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31, 2022 AND 2021
Page	44	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021
Page	45	CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021
Page	46	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021
Page	47	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021
Pages	48	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audit • Tax • Consulting • Financial Advisory

Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of SemiLEDs Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SemiLEDs Corporation and its subsidiaries (the “Company”) as of August 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with the U.S. generally accepted accounting principles.

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

November 7, 2022

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,274	$4,833
Restricted cash and cash equivalents	82	90
Accounts receivable (including related parties), net of allowance for doubtful accounts of $181 and $199 as of August 31, 2022 and August 31, 2021, respectively	880	865
Inventories	3,784	3,937
Prepaid expenses and other current assets	123	329
Total current assets	9,143	10,054
Property, plant and equipment, net	4,139	5,244
Operating lease right of use assets	1,578	1,635
Intangible assets, net	102	126
Investments in unconsolidated entities	922	1,011
Other assets	170	169
TOTAL ASSETS	$16,054	$18,239
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,063	$5,109
Accounts payable	286	753
Accrued expenses and other current liabilities	2,702	2,783
Other payable to related parties	1,061	764
Operating lease liabilities, current portion	143	98
Total current liabilities	9,255	9,507
Long-term debt, excluding current installments	1,866	2,569
Operating lease liabilities, less current portion	1,435	1,537
Total liabilities	12,556	13,613
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,832 shares and 4,460 shares issued and outstanding as of August 31, 2022 and August 31, 2021, respectively	—	—
Additional paid-in capital	183,711	182,255
Accumulated other comprehensive income	3,697	3,543
Accumulated deficit	(183,955)	(181,211)
Total SemiLEDs stockholders’ equity	3,453	4,587
Noncontrolling interests	45	39
Total equity	3,498	4,626
TOTAL LIABILITIES AND EQUITY	$16,054	$18,239

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2022	2021
Revenues, net	$7,051	$4,735
Cost of revenues	5,654	3,702
Gross profit	1,397	1,033
Operating expenses:
Research and development	1,484	1,623
Selling, general and administrative	3,309	3,614
Gain on disposals of long-lived assets, net	(196)	(286)
Total operating expenses	4,597	4,951
Loss from operations	(3,200)	(3,918)
Other income (expenses):
Interest expenses, net	(369)	(371)
Other income, net	1,485	1,090
Foreign currency transaction (loss) gain, net	(642)	342
Total other income, net	474	1,061
Loss before income taxes	(2,726)	(2,857)
Income tax expense	—	—
Net loss	(2,726)	(2,857)
Less: Net income (loss) attributable to noncontrolling interests	18	(6)
Net loss attributable to SemiLEDs stockholders	$(2,744)	$(2,851)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.61)	$(0.68)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	4,522	4,180

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2022	2021
Net loss	$(2,726)	$(2,857)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	149	(102)
Comprehensive loss	(2,577)	(2,959)
Comprehensive income (loss) attributable to noncontrolling interests	13	(4)
Comprehensive loss attributable to SemiLEDs stockholders	$(2,590)	$(2,955)

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2020	4,011	$—	$177,235	$3,647	$(178,360)	$2,522	$46	$2,568
Issuance of common stock under equity incentive plans	69	—	—	—	—	—	—	—
Stock-based compensation	—	—	186	—	—	186	—	186
Issuance of common stock for private placement	345	—	4,175	—	—	4,175	—	4,175
Issuance of convertible notes	—	—	18	—	—	18	—	18
Conversion of notes into common stocks	35	—	650	—	—	650	—	650
Change ownership in SBDI*	—	—	(9)	—	—	(9)	(3)	(12)
Comprehensive income (loss)
Other comprehensive income (loss)	—	—	—	(104)	—	(104)	2	(102)
Net loss	—	—	—	—	(2,851)	(2,851)	(6)	(2,857)
BALANCE—August 31, 2021	4,460	—	182,255	3,543	(181,211)	4,587	39	4,626
Issuance of common stock under equity incentive plans	86	—	—	—	—	—	—	—
Stock-based compensation	—	—	459	—	—	459	—	459
Issuance of common stock for public placement	286	—	995	—	—	995	—	995
Issuance of convertible notes	—	—	18	—	—	18	—	18
Change ownership in SBDI*	—	—	(16)	—	—	(16)	(7)	(23)
Comprehensive income (loss)
Other comprehensive income (loss)	—	—	—	154	—	154	(5)	149
Net loss	—	—	—	—	(2,744)	(2,744)	18	(2,726)
BALANCE—August 31, 2022	4,832	$—	$183,711	$3,697	$(183,955)	$3,453	$45	$3,498

See notes to consolidated financial statements.

* SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,726)	$(2,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	938	897
Stock-based compensation expense	459	186
Bad debt expense	126	540
Provisions for inventory write-downs	807	659
Loss on disposal of patents	9	—
Gain on disposals of long-lived assets, net	(196)	(286)
Other non-cash expenses	—	150
Changes in :
Accounts receivable	171	158
Inventories	(940)	(1,974)
Prepaid expenses and other assets	(53)	37
Accounts payable	(388)	175
Accrued expenses and other current liabilities	285	578
Net cash used in operating activities	(1,508)	(1,737)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(280)	(118)
Proceeds from sales of property, plant and equipment	196	291
Payments for development of intangible assets	(13)	(14)
Placement of refundable deposits	(16)	—
Net cash (used in) provided by investing activities	(113)	159
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(482)	(173)
Issuance of common stock	995	4,175
Acquisition of noncontrolling interests	(23)	(12)
Net cash provided by financing activities	490	3,990
Changes in cash balance included in deconsolidated subsidiaries
Effect of exchange rate changes on cash and cash equivalents	555	(396)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(576)	2,016
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	5,028	3,012
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$4,452	$5,028
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$371	$374
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$—	$17

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

As of August 31, 2022, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

SemiLEDs’ common stock trades on the NASDAQ Capital Market under the symbol “LEDS”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification — Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on previously reported consolidated net loss or accumulated deficit.

Going Concern — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The Company has suffered losses from operations of $3.2 million and $3.9 million, and used net cash in operating activities of $1.5 million and $1.7 million for the years ended August 31, 2022 and 2021, respectively. These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.4 million for the year ended August 31, 2022 compared to $1.0 million for the year ended August 31, 2021. On August 31, 2022, the Company’s cash and cash equivalents decreased to $4.3 million mainly due to operating losses. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

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

Revenue Recognition — Effective September 1 2018, the Company adopted ASC 606 using the modified retrospective transition method. The Company applied the following five steps to achieve the core principles of ASC 606: 1) identified the contract with a customer; 2) identified the performance obligations (promises) in the contract; 3) determined the transaction price; 4) allocated the transaction price to the performance obligations in the contract; and 5) recognized revenue when (or as) the Company satisfies a performance obligation. The Company recognizes the amount of revenue when the Company satisfies a performance obligation to which it expects to be entitled for the transfer of promised goods or services to customers. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non‑conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales, which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company’s warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of August 31, 2022 and 2021, cash and cash equivalents of the Company consisted of the following (in thousands):

	August 31,
Cash and Cash Equivalents by Location	2022	2021
United States;
Denominated in U.S. dollars	$2,215	$1,162
Taiwan;
Denominated in U.S. dollars	1,447	3,405
Denominated in New Taiwan dollars	127	47
Denominated in other currencies	485	219
China (including Hong Kong);
Denominated in Renminbi	—	—
Denominated in H.K. dollars	—	—
Total cash and cash equivalents	$4,274	$4,833

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

Customers that accounted for 10% or more of the Company’s total net accounts receivable as of August 31, 2022 and 2021 consist of the following:

	August 31,
Customers	2022	2021
Customer A	38%	53%
Customer B	11%	9%
Customer C	0%	20%
Customer D	19%	0%
Customer E	15%	0%
Customer F	13%	0%

The customers accounted for 10% or more of the Company’s total net revenues for the years ended August 31, 2022 and 2021, as follows (in thousands, except percentages):

	Years Ended August 31,
	2022		2021
		% of		% of
Customers	Amount	Revenues	Amount	Revenues
Customer A	$1,997	28%	$721	15%
Customer B	1,236	18%	1,260	27%
Customer C	956	14%	502	11%

Cash and Cash Equivalents — The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

As of August 31, 2022 and 2021, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2022	2021
Cash;
Cash and demand deposits	$4,274	$4,833
Cash equivalents;
Money market funds	—	—
Total cash and cash equivalents	$4,274	$4,833

Restricted Cash Equivalents — Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of August 31, 2022 and 2021, the Company’s restricted cash equivalents at current portion amounted $82 thousand and $90 thousand, respectively. As of August 31, 2022 and 2021, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $96 thousand and $105 thousand, respectively.

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

Accounts Receivable — Accounts receivable (including related parties with zero net book value as of August 31, 2022 and 2021, respectively) are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Bad debt expenses were recognized $126 thousand and $540 thousand during the years ended August 31, 2022 and 2021, respectively.

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

No impairment charge was recognized in the years ended August 31, 2022 and 2021.

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

No impairment charge was recognized in the year ended August 31, 2022 and 2021.

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

Advertising Costs — Advertising costs are expensed as incurred. Advertising costs totaled $4 thousand and $1 thousand for the years ended August 31, 2022 and 2021, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Reporting — The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended August 31, 2022 and 2021, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280‑10‑50‑1, “Segment Reporting.”

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 shares to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been received in full amount by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares at the issuance date; as a result, noncontrolling interest in SBDI was increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased additional 33,000 common shares of SBDI from non-controlling shareholders. Therefore, noncontrolling interest in SBDI declined to 3.05% as of August 31, 2021. From April 2022 to May 2022, the Company purchased additional 52,000 common shares of SBDI from non-controlling shareholders. Therefore, noncontrolling interest in SBDI declined to 2.63% as of August 31, 2022.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company concluded that the standard will have no material impact on its consolidated financial statements.

3. BALANCE SHEET COMPONENTS

Inventories

Inventories as of August 31, 2022 and 2021 consist of the following (in thousands):

	August 31,
	2022	2021
Raw materials	$493	$564
Work in process	953	1,217
Finished goods	2,338	2,156
Total	$3,784	$3,937

Inventory write‑downs to estimated net realizable values for the years ended August 31, 2022 and 2021 were $807 thousand and $659 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment as of August 31, 2022 and 2021 consist of the following (in thousands):

	August 31,
	2022	2021
Buildings and improvements	$13,698	$14,997
Machinery and equipment	27,649	34,421
Leasehold improvements	161	176
Other equipment	2,283	2,547
Construction in progress	81	—
Total property, plant and equipment	43,872	52,141
Less: Accumulated depreciation and amortization	(39,733)	(46,897)
Property, plant and equipment, net	$4,139	$5,244

Depreciation expense was $915 thousand and $879 thousand for the years ended August 31, 2022 and 2021, respectively.

Property, plant and equipment pledged as collateral for the Company’s notes payable were $2.8 million and $3.5 million as of August 31, 2022 and 2021, respectively.

Intangible Assets

Intangible assets as of August 31, 2022 and 2021 consist of the following (in thousands):

	August 31, 2022
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$580	$478	$102
Acquired technology	5	335	335	—
Total		$915	$813	$102

	August 31, 2021
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$627	$501	$126
Acquired technology	5	367	367	—
Total		$994	$868	$126

Amortization expense was $23 thousand and $18 thousand for the years ended August 31, 2022 and 2021, respectively.

No impairment charge was recognized in the year ended August 31, 2022 and 2021.

The estimated future amortization expense for the Company’s intangible assets as of August 31, 2022 is as follows (in thousands):

Years Ending August 31,	Total
2023	$10
2024	9
2025	9
2026	9
2027	9
Thereafter	56
Total	$102

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of August 31, 2022 and 2021 consist of the following (in thousands):

	August 31,
	2022	2021
Accrued compensation and benefits	$1,678	$1,694
Customer deposits	346	293
Accrued business expenses	176	200
Accrued professional service fees	100	283
Other (individually less than 5% of total accrued expenses and other current liabilities)	402	313
Total	$2,702	$2,783

4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2022 and 2021 consist of the following (in thousands, except percentages):

	August 31, 2022		August 31, 2021
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	$922	Various	$1,011
Total investments in unconsolidated entities		$922		$1,011

There were no dividends received from unconsolidated entities through August 31, 2022.

Equity Investment without Readily Determinable Fair Value

Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investment without readily determinable fair value. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. During the year ended August 31, 2022 and 2021, no impairment losses were recognized for the equity investments without readily determinable fair value.

5.
INDEBTEDNESS

Long‑term Debt

Long‑term debt as of August 31, 2022 and 2021 consist of the following loans (in thousands):

	August 31,
	2022	2021
First note payable- Mega Bank	$1,453	$1,917
Second note payable- Mega Bank	890	1,175
Loans from Chairman and Shareholders	3,200	3,200
Convertible notes issued to Chairman and Shareholders	1,386	1,386
Total long-term debt	6,929	7,678
Less: Current installments	(5,063)	(5,109)
Total long-term debt, excluding current installments	$1,866	$2,569

Our long-term debt, which consisted of New Taiwan dollar (“NTD”) denominated long-term notes, convertible unsecured promissory notes and loans from the Chairman and the largest shareholder of the Company, totaled $6.9 million and $7.7 million as of August 31, 2022 and 2021, respectively.

On July 5, 2019, the Company and Mega International Commercial Bank (“Mega Bank”) entered into two NTD denominated loan agreements in an aggregate amount of $3.2 million (NT$100 million). The first note of $2.0 million (NT$62 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 1.815% currently), and was exclusively used to repay original notes with E Sun Bank. The second note of $1.2 million (NT$38 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.195% currently) and is available for operating capital. Both note payables are secured by a first priority security interest on the Company’s headquarters building. Income from renting the collateral must be deposited into a reserved account opened with Mega Bank, and only the balance of deposits exceeding $82 thousand (NT$2.5 million) after deducting the principal and interest payable for the current month (including the accumulated outstanding amount) may be transferred outwards. The balance of the reserve account is $82 thousand and $90 thousand as of August 31, 2022 and 2021, respectively. Due to the impact of the COVID-19 pandemic, Mega bank agreed to give the Company a deferment period for twelve months starting from May 2020 until April 2021. During this period, the Company did not need to pay the monthly payments of the principal but only the interest. Starting from May 2021, the two notes payables to Mega Bank require monthly payments of principal in the amount of $25 thousand plus interest and $15 thousand plus interest, respectively, over the 74-month term of the notes with final payment to occur in July 2027.

On January 8, 2019, the Company entered into loan agreements with each of its Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. The Company was initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was further extended with same terms and interest rate for one more year to January 15, 2023. As of August 31, 2022 and 2021, these loans totaled $3.2 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes to each of its Chairman and Chief Executive Officer and largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest was due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of August 31, 2022 and 2021, the outstanding principal of these notes totaled $1.4 million.

The scheduled principal payments for the Company’s long-term debt as of August 31, 2022 consist of the following (in thousands):

Scheduled
Principal
Years Ending August 31,	Payments
2023	$4,587
2024	476
2025	476
2026	476
2027	476
Thereafter	438
Total	$6,929

6.
COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements — The Company has several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that expire at various dates between December 2024 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases were $166 thousand and $164 thousand for the years ended August 31, 2022 and 2021, respectively.

Balance sheet information related to the Company’s leases is presented below:

	August 31,
	2022	2021
Assets
Operating lease right of use assets	$1,578	$1,635
Liabilities
Operating lease liabilities, current portion	$143	$98
Operating lease liabilities, less current portion	1,435	1,537
Total	$1,578	$1,635

The following provides details of the Company’s lease expenses:

	August 31,
	2022	2021
Operating lease expenses	$166	$164

Other information related to leases is presented below:

	August 31,
	2022	2021
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$166	$164
Weighted Average Remaining Lease Term:
Operating leases	16.27 years	18.74 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of August 31, 2022 consist of the following (in thousands):

Operating
Years Ending August 31,	Leases
2023	$170
2024	170
2025	128
2026	95
2027	95
Thereafter	1,154
Total future minimum lease payments, undiscounted	1,812
Less: Imputed interest	234
Present value of future minimum lease payments	$1,578

Purchase Obligations — The Company had purchase commitments for inventory, property, plant and equipment in the amount of $121 thousand and $101 thousand as of August 31, 2022 and 2021, respectively.

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

On June 21, 2017, Well Thrive Ltd. (“Well Thrive”) filed a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleged that Well Thrive was entitled to return of $500 thousand paid toward a note purchase pursuant to a purchase agreement (the “Purchase Agreement”) effective July 6, 2016 with Dr. Peter Chiou, which was assigned to Well Thrive on August 4, 2016. Pursuant to the terms of the Purchase Agreement, the Company retained the $500 thousand payment as liquidated damages. Well Thrive alleged that the liquidated damages provision was unenforceable as an illegal penalty and did not reflect the amount of purported damages. On March 13, 2018, the Company filed a motion to enforce a settlement agreement between the parties to dismiss the lawsuit with prejudice. On March 27, 2018, Well Thrive filed an answering brief in opposition to the Company’s motion on the basis that Well Thrive never consented to dismiss the case. On January 2, 2019, the judge denied without prejudice the motion filed by the Company, because there remained some question as to whether Well Thrive’s former lawyers and Dr. Chiou had authority from Well Thrive to settle this case. The Court held a trial on March 2, 2020. After the trial, the judge ordered both sides to prepare post-trial briefs and proposed findings of fact for the Court to be submitted before end of April 2020. Both sides submitted post-trial briefs and proposed findings of fact on April 30, 2020. On December 21, 2020, the judge, following a hearing, issued her judgment, which ordered the Company to return the $500 thousand to Well Thrive, and required both parties, on or before January 6, 2021, to submit information on the appropriate amount of interest to be added. On January 6, 2021, the Company filed a brief arguing that there should not be an award of prejudgment interest and Well Thrive was arguing for the amount of $135,774 in pre-judgement interest. On April 8, 2021, the judge issued a ruling requiring the Company to pay pre-judgment interest in the amount of $123,000 to Well Thrive. On May 7, 2021, the Court of Appeal issued an order requiring the parties to mediate on June 28, 2021. The Company and Well Thrive Ltd. entered into an Agreement Regarding Satisfaction of Judgment dated June 14, 2021, as amended on June 16, 2021 and June 21, 2021 (collectively, the “Settlement Agreement”), pursuant to which the Company issued 35,365 shares (the “ Settlement Shares”) of its common stock to Well Thrive Ltd. The Settlement Shares were issued to satisfy the amount payable under the Settlement Agreement and, accordingly, no cash proceeds were received by the Company from the issuance of the Settlement Shares.

As of August 31, 2022, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

7.
COMMON STOCK

On May 25, 2020, J.R. Simplot Company, the largest shareholder of the Company, and Trung Doan, the Chairman and Chief Executive Officer of the Company, each converted $300,000 of convertible unsecured promissory notes into 100,000 shares of the Company’s common stock (see Note 5).

In June 2021, the Company and Well Thrive Ltd., entered into the Settlement Agreement pursuant to which the Company issued 35,365 Settlement Shares to Well Thrive Ltd., valued at $650,000. The Settlement Shares were issued to satisfy the amount payable under the Settlement Agreement and, accordingly, no cash proceeds were received by the Company from the issuance of the Settlement Shares (see Note 6).

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent the Company’s common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In July 2021, 344,391 shares of the Company’s common stock were issued for gross proceeds of $4,175,225, before placement agent fees and legal fees of $126,576. During the year ended August 31, 2022, the Company sold 286,328 shares of the Company's common stock for gross proceeds of $995,099 before placement agent fees and bank fees of $30,626.

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

A total of 1,421 thousand and 1,421 thousand shares were reserved for issuance under the 2010 Plan of August 31, 2022 and 2021, respectively. As of August 31, 2022 and 2021, there were 820 thousand and 1,026 thousand shares of common stock available for future issuance under the 2010 Plan, respectively.

In November 2021, SemiLEDs granted 15 thousand restricted stock units to its directors that vest in quarterly installments on February 12, 2022, May 12, 2022, August 12, 2022 and November 12, 2022. Because the 2022 annual meeting was held on September 13, 2022, 100% of the stock units immediately vested on the date of the 2022 annual meeting. The grant-date fair value of the restricted stock units was $7.10 per unit.

In November 2021, SemiLEDs granted 98.5 thousand restricted stock units to its employees, which vest in eight quarterly installments commencing November 2021 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $7.10 per unit.

In November 2020, SemiLEDs granted 15 thousand restricted stock units to its directors, which vested in quarterly installments on each of February 12, 2021, May 12, 2021, August 12, 2021 and November 12, 2021. Because the 2021 annual meeting was held on September 24, 2021, 100% of the stock units immediately vested on the date of the 2021 annual meeting. The grant-date fair value of the restricted stock units was $3.00 per unit.

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

Stock‑based Compensation Expense

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs’ common stock as part of an employment agreement related to the Company’s acquisition of SBDI (later on renamed as TSLC Corporation). A summary of the stock-based compensation expense for the years ended August 31, 2022 and 2021 is as follows (in thousands):

	Years Ended August 31,
	2022	2021
Cost of revenues	$124	$51
Research and development	126	43
Selling, general and administrative	209	92
	$459	$186

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

There was no recognized stock-based compensation tax benefit for the years ended August 31, 2022 and 2021, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2022 and 2021.

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

A summary of the option activity and changes for the years ended August 31, 2022 and 2021 is presented below:

Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding—September 1, 2020	8	$159.00	0.5	$—
Granted	—	—
Forfeited	(8)	159.00
Exercised	—	—
Outstanding—August 31, 2021	—	$—	—	$—
Granted
Forfeited	—	—
Exercised
Outstanding—August 31, 2022	—	$—	—	$—
Vested and expected to vest—August 31, 2022	—	$—	—	$—
Exercisable—August 31, 2022	—	$—	—	$—

As of August 31, 2022 and 2021, unrecognized compensation costs related to unvested stock options were nil.

Restricted Stock Units Awards

The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2022 and 2021 is presented below:

		Weighted-
	Number of	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
	(In thousands)
Outstanding—September 1, 2020	139	$2.39
Granted	48	3.00
Vested	(69)	2.70
Forfeited	(15)	2.51
Outstanding—August 31, 2021	103	$2.46
Granted	114	7.10
Vested	(86)	5.09
Forfeited	(11)	2.39
Outstanding—August 31, 2022	120	$4.96

As of August 31, 2022 and 2021, unrecognized compensation cost related to unvested restricted stock unit awards of $532 thousand and $205 thousand, respectively, is expected to be recognized over a weighted average period of 1.19 years and 2.09 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9. NET LOSS PER SHARE OF COMMON STOCK

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have an antidilutive effect on the net loss per share (in thousands of shares):

	Years Ended August 31,
	2022	2021
Stock units and stock options to purchase common stock	88	70
Convertible notes to convert into common stock	467	235

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

In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of its U.S. deferred tax balances for the reduction in the statutory tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTI and BEAT provisions. In fiscal 2022, the Company determined that there were no material changes to the provisional amounts recorded as of August 31, 2022.

Taiwan

The Company’s loss before income taxes is primarily derived from the operations in Taiwan and income tax expense is primarily incurred in Taiwan.

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the undistributed earning tax, or a surtax, decreased from 10% to 5% effective from January 1, 2018. As a result, the statutory income tax rate in Taiwan is 20% for the years ended August 31, 2022 and 2021. An additional surtax, of which rate was reduced from 10% to 5% being applied to the Company starting from September 1, 2018, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

The Company’s loss before income taxes for the years ended August 31, 2022 and 2021 was attributable to the following jurisdictions (in thousands):

	Years Ended August 31,
	2022	2021
U.S. operations	$(875)	$(1,156)
Foreign operations	(1,851)	(1,701)
Loss before income taxes	$(2,726)	$(2,857)

Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to loss before income taxes for the years ended August 31, 2022 and 2021, as a result of the following (in thousands):

	Years Ended August 31,
	2022	2021
Computed “expected” income tax benefit	$(115)	$(115)
Foreign tax rate differential	12	19
Valuation allowance	(3,092)	(239)
Other	3,195	335
Income tax expense	$—	$—

Net deferred tax assets (liabilities) as of August 31, 2022 and 2021 consist of the following (in thousands):

	August 31,
	2022	2021
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,715	$1,848
Allowance for doubtful accounts	34	38
Accruals and other	(23)	(159)
Property, plant and equipment	528	738
Stock-based compensation	392	392
Net operating loss carryforwards	19,864	30,924
Total gross deferred tax assets	22,510	33,781
Less: Valuation allowance	(22,510)	(33,781)
Deferred tax assets, net of valuation allowance	$—	$—

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

As of August 31, 2022 the Company had the U.S. net operating losses (the “U.S. NOLs”) of approximately $3,292 thousand, which begins to expire in 2025. The U.S. NOLs generated in tax years prior to August 31, 2018, can be carryforward for twenty years, whereas U.S. NOLs generated after August 31, 2018 can be carryforward indefinitely. The unused net operating loss carryforwards were as follows (in thousands):

	August 31,	Expiration
	2022	Year
U.S. federal net operating loss carryforwards (prior to August 31, 2018)	$367	2025-2037
U.S. federal net operating loss carryforwards (after August 31, 2018)	2,925	—
Foreign net operating loss carryforwards (expiring over the next 5 years)	78,737	2023-2027
Foreign net operating loss carryforwards (expiring in more than 5 years)	17,126	2028-2032
Total unused net operating loss carryforwards and income tax credits	$99,155

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

As of August 31, 2022 and 2021, the Company had no unrecognized tax benefits.

The Company is subject to taxation in the United States and various states and certain foreign jurisdictions. As of August 31, 2022, the 2016 through 2019 tax years remain subject to examination by the U.S. tax authorities. With few exceptions, as of August 31, 2022, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2016. Below is a summary of open tax years by major tax jurisdiction:

Open
Tax Year
U.S. federal	2017-2021
U.S. state	2017-2021
Foreign—Taiwan	2021

The Company is not currently under examination by income tax authorities in any federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

11. PRODUCT AND GEOGRAPHIC INFORMATION

Revenues by products for the years ended August 31, 2022 and 2021 are as follows (in thousands):

	Years Ended August 31,
	2022	2021
LED chips	$166	$171
LED components	4,872	3,259
Lighting products	533	730
Other (1)	1,480	575
Total	$7,051	$4,735

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2022 and 2021 (in thousands):

	Years Ended August 31,
	2022	2021
United States	$2,888	$1,550
Netherlands	1,236	1,274
Japan	963	504
Taiwan	766	155
Germany	574	380
China	294	256
Other (individually less than 5% of total net revenues)	330	616
Total	$7,051	$4,735

Tangible Long‑Lived Assets

Substantially all of the Company’s tangible long‑lived assets are located in Taiwan.

12. FAIR VALUE MEASUREMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of August 31, 2022 and 2021 (in thousands):

	August 31, 2022		August 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents and restricted cash	$4,356	$4,356	$4,923	$4,923
Receivables (including related parties)	880	880	865	865
Other assets (non-derivatives)	184	184	248	248
Financial liabilities:
Payables (including related parties)	$4,049	$4,049	$4,300	$4,300
Long-term debt (including current installments)	6,929	6,929	7,678	7,678

The fair values of the financial instruments shown in the above table as of August 31, 2022 and 2021 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.

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

13. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

As a holding company, dividends received from SemiLEDs’ subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2022	2021
ASSETS
Cash and cash equivalents	$2,215	$1,162
Prepaid expenses and other current assets	11,644	11,995
Total current assets	13,859	13,157
Intangible assets, net	1	1
Investments in subsidiaries	(4,567)	(2,841)
TOTAL ASSETS	$9,293	$10,317
LIABILITIES AND EQUITY
Accrued expenses and other current liabilities	$1,208	$1,104
Long-term debt, current portion	4,587	4,587
Total current liabilities	5,795	5,691
Total equity	3,498	4,626
TOTAL LIABILITIES AND EQUITY	$9,293	$10,317

SemiLEDs had no contingencies, long‑term obligations and guarantees as of August 31, 2022 or August 31, 2021.

	Years Ended August 31,
Condensed Statements of Operations	2022	2021
Operating expenses:
Selling, general and administrative	$638	$694
Loss from operations	(638)	(694)
Other expenses:
Equity in losses from subsidiaries, net	(1,869)	(1,697)
Interest expenses	(323)	(322)
Other income (expense), net	86	(138)
Total other expenses, net	(2,106)	(2,157)
Net loss	$(2,744)	$(2,851)

	Years Ended August 31,
Condensed Statements of Cash Flows	2022	2021
Net cash provided by (used in):
Operating activities	$58	$(3,264)
Investing activities	—	—
Financing activities	995	4,175
Net increase in cash and cash equivalents	1,053	911
Cash and cash equivalents at beginning of year	1,162	251
Cash and cash equivalents at end of year	$2,215	$1,162

14. RELATED PARTY TRANSACTIONS

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in and to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of August 31, 2022 and 2021, the outstanding principal of these notes totaled $1.4 million.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans were sooner accelerated pursuant to the loan agreements. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was further extended with same terms and interest rate for one more year to January 15, 2023. As of August 31, 2022 and 2021, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the Company's headquarters building.

15. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2022 to the date these consolidated financial statements were issued, finding that the impact of COVID-19 and subsequent variants on the Company is unknown and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Except for the above, the Company has determined that it does not have any other material subsequent events to disclose in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of August 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control— Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Dr. Edward Kuan Hsiung Hsieh, 70, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and VR application company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile, and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. He also served as Chairman of Good Neighbors Taiwan since 2019. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara, and a doctor of philosophy degree in electrical engineering and applied physics from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching master of business administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start-up companies.

Scott R. Simplot, 75, has served as our director since March 2005. Mr. Simplot has been Chairman of the Board of Directors and a Director of J.R. Simplot Company since May 2001 and August 1970, respectively. Mr. Simplot served as a Manager of or Partner in various closely held entities such as Block 22 LLC, Broadway Hospitality LLC, Columbia Developments LLC, Empty JP3 Shell, LLC, Idaho Sports Properties LLC, Indian Creek Cattle, LLC, JRS Management L.L.C., JRS Properties III L.P., ESP Development LLC, Hotel 43 LLC, SBP LLLP, Simplot Ketchum Investment, LLC, Simplot Ketchum Properties, LLC, SR Management LLC, SRS Green River LLC, Sunny Slope Orchards Partnership, SRS Properties LLLP, and Sylvan Beach, LLC. Mr. Simplot also serves as a director to various companies such as Bar -U-, Inc., Block 65 and 66 Master Association, Inc., Cal-Ida Chemical Company, Censa of California, Inc., Claremont Realty Company, CS Beef Packers, LLC, CS Property Development, LLC, Glen Dale Farms, Inc., J.R. Simplot Company Foundation, Inc., J.R. Simplot Foundation, Inc., JUMP, Inc., JRS India Corporation Private Limited, OSL Depot Condominium Management Association, Inc., Simplot India, LLC, Simplot India Foods Private Limited, Simplot India Properties LLC, Simplot International, Inc., Simplot Latin America Holdings, S.A., Simplot Livestock Co., Simplot Taiwan Inc., SPS International, Inc., SR Simplot Foundation, Inc., Three Creek Ranch Company, and Camas, Inc. Mr. Simplot holds a Bachelor of Science degree in business from the University of Idaho and a Master's in Business Administration from the University of Pennsylvania. Our Board of Directors has determined that Mr. Simplot should serve as a director based on the extensive knowledge and insight he brings to our board of directors from his experience serving as Chairman and holding a variety of management positions at a large private company and serving on the boards of directors of companies in a variety of industries. Mr. Simplot became a Director on our board as part of his duties as the Chairman of the Board of J. R. Simplot Company, the 100 % owner of Simplot Taiwan, Inc., which was entitled to designate two members of our board of directors in connection with J.R. Simplot Company's investment in our Series A convertible preferred stock.

Walter Michael Gough, 68, has served as a director since April 2016. Mr. Gough has led Gough and Associates, a firm that specializes in financial consulting for domestic and international companies since 2005. He is also a tenured faculty member in Accounting and Business at DeAnza College in Cupertino, California where he has taught since 1985. From June 2000 to June 2004, he was Chief Financial Officer and Financial Consultant at NuTool Inc., a semiconductor equipment manufacturer. From 1995 through 1999, he was a founding member and Chief Financial Officer of Invest In Yourself, LLC; an organization that provided consulting for professional sports franchises. Prior to teaching and consulting, Mr. Gough was a financial analyst and contracts manager at Watkins-Johnson Company, a high technology electronics firm. Before Watkins-Johnson, Mr. Gough worked for Kidder Peabody, an investment banking firm. He holds MBA and BA degrees (cum laude) from Santa Clara University, and a Masters in English from Notre Dame de Namur University. Our Board has determined that Mr. Gough should serve on our Board based on his experience as a consultant to technology companies in both the United States and Taiwan, his prior experience as a chief financial officer of several companies, and his expertise in accounting and finance.

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

Executive Officers

In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers as of October 31, 2022 consisted of the following:

Christopher Lee, 51, has served as our Chief Financial Officer since September 2015. From November 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of the Company. Mr. Lee joined SemiLEDs in September 2014. Mr. Lee has over 25 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self-employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from The Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

Nominating
and Corporate
Name	Audit	Compensation	Governance
Dr. Edward Kuan Hsiung Hsieh	Chair	˅
Walter Michael Gough	˅
Roger Lee	˅
Scott R. Simplot		Chair	Chair
Number of Committee Meetings Held in Fiscal Year 2022	4	2	2

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

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board held four meetings in fiscal 2022. We expect each director to attend every meeting of the Board and the committees on which he serves, and encourage them to attend the annual stockholders’ meeting. All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal 2022 and all continuing directors attended the 2022 annual meeting of stockholders.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Business Conduct and Ethics is available at our website at http://investors.semileds.com/governance.cfm. In addition, a copy of the Code of Ethics will be provided without charge upon written request to the Company at SemiLEDs Corporation, 3F, No.11 Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C. Any amendments to the Code, or any waivers of its requirements required to be disclosed pursuant to SEC or NASDAQ requirements, including those that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, will be disclosed on the website.

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

Board Diversity Matrix

The matrix below is information concerning the gender and demographic background of each of our current directors, as self-identified and reported by each director. This information is being provided in accordance with Nasdaq’s board diversity rules.

Board Diversity Matrix (as of August 31, 2022)
Total Number of Directors	5
	Male	Female
Part I: Gender Identity
Directors	5	—
Part II: Demographic Background
Asian	3	—
White	1	—
Did Not Disclose Demographic Background	1	—

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2022 all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a).

Item 11. Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

This executive compensation section discloses the compensation awarded to or earned by our “named executive officers” during fiscal years 2022 and 2021.

We held our last non‑binding advisory vote regarding compensation of our named executive officers at the 2021 Annual Meeting of Stockholders and expect to hold our next vote at our 2024 Annual Meeting of Stockholders.

Summary Compensation Table

The following table sets forth all of the compensation earned by our named executive officers during the relevant fiscal years.

				Stock	Option	All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)	Compensation ($)	Total ($)
Trung T. Doan	2022	243,000	—	—	—	—	243,000
Chief Executive Officer	2021	258,188	—	—	—	—	258,188
Christopher Lee	2022	92,950	—	20,315	—	—	113,265
Chief Financial Officer	2021	91,420	—	18,079	—	—	109,499

(1)
The amount reported in this column represent the grant date fair value of the RSUs granted in the fiscal years ended August 31, 2022 and 2021, respectively, calculated in accordance with FASB ASC Topic 718. Each restricted stock unit award was granted pursuant to our 2010 Plan.

Outstanding Equity Awards at Fiscal Year‑End

The following table sets forth the outstanding equity awards held by Mr. Lee as of the fiscal year ended August 31, 2022.

	Option Awards				Stock Awards
Equity
			Equity					Market	Incentive
			Incentive					Value of	Awards:
			Plan					Shares	Market or
			Awards:			Number of		or	Payout Value
	Number of	Number of	Number of			Shares or		Units of	of Unearned
	Securities	Securities	Securities			Units		Stock	Shares, Units
	Underlying	Underlying	Underlying			of Stock		That	or Other
	Unexercised	Unexercised	Unexercised	Option		That		Have	Rights That
	Options	Options	Unearned	Exercise	Award	Have Not		Not	Have Not
Name	Exercisable	Un-exercisable	Options	Price ($)	Date	Vested (1)		Vested ($)(2)	Vested ($)
Trung T. Doan	—	—	—	—	—	—		—	—
Christopher Lee	—	—	—	—	11/12/21	5,000	(3)	13,050	—
	—	—	—	—	01/10/20	4,000	(4)	10,440	—

(1)
Represents RSU awards granted pursuant to our 2010 Plan.
(2)
Amounts calculated using the closing market price of a share of our common stock as of August 31, 2022, which was $2.61.
(3)
This RSU award vests in eight quarterly installments with the first installment vesting three months after the grant date.
(4)
This RSU award vests in four equal annual installments with the first installment vesting on the one-year anniversary of the grant date.

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

Director Compensation Table

The following table sets forth the total compensation for our non‑employee directors for the year ended August 31, 2022:

	Fees Earned or		All Other
Name	Paid in Cash ($)	Stock Awards ($)(2)	Compensation ($)	Total ($)
Dr. Edward Kuan Hsiung Hsieh	—	20,200	—	20,200
Walter Michael Gough	—	20,200	—	20,200
Roger Lee	—	20,200	—	20,200
Scott R. Simplot (1)	—	—	—	—

(1)
Mr. Simplot waived any right to compensation.
(2)
The amount reported in this column represent the grant date fair value of the RSUs granted in the fiscal year ended August 31, 2022, calculated in accordance with FASB ASC Topic 718. Each restricted stock unit award was granted pursuant to our 2010 Plan. Unless otherwise specified, each restricted stock unit award will vest in four equal installments commencing on the grant date, 100% of the stock units shall immediately vest on the date of the 2022 annual meeting, subject to continued service through the vesting date, provided that the restricted stock units will fully vest if we are subject to a change in control during their service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of October 31, 2022 with respect to:

•
each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of October 31, 2022 and RSUs that will vest within 60 days of October 31, 2022, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Percentage of ownership is based on 4,832,346 shares of common stock outstanding as of October 31, 2022.

Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11, Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	1,489,934	(1)	28.5%
J.R. Simplot Company

Trung Tri Doan	536,639	(2)	11.0%

Executive Officers and Directors:
Trung Tri Doan	536,639	(2)	11.0%
Walter Michael Gough	21,068	(3)	*
Roger Lee	12,500	(3)	*
Dr. Edward Kuan Hsiung Hsieh	33,571	(3)	*
Scott R. Simplot	1,520,970	(1)(4)	29.1%
Christopher Lee	9,800	(5)	*

All executive officers and directors as a group (6 persons)	2,134,548		40.2%

* Indicates beneficial ownership of less than 1%.

(1)
Based on a Schedule 13D/A filed June 5, 2020, Simplot Taiwan, Inc., a wholly owned subsidiary of J.R. Simplot Company, and J.R. Simplot Company share voting and investment power over all such shares. Scott Simplot is the Chairman of J.R. Simplot Company. Mr. Simplot may be deemed to have shared voting and investment power over the shares held by Simplot Taiwan, Inc. Mr. Simplot disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. Includes 400,000 shares issuable upon exercise of outstanding convertible promissory notes. The address of Simplot Taiwan, Inc. is 1099 West Front Street, Boise, Idaho 83702.
(2)
Includes 127,141 shares held by The Trung Tri Doan 2010 GRAT, of which Trung Tri Doan is the sole trustee. Includes 66,667 shares issuable upon exercise of outstanding convertible promissory notes.
(3)
Includes 1,250 restricted stock units that will vest within 60 days.

(4)
Includes 31,036 shares held by JRS Properties III L.P. JRS Management L.L.C. is the sole general partner of JRS Properties III L.P. Scott Simplot and Stephen A. Beebe are the managers of JRS Management L.L.C. As managers of JRS Management L.L.C., Mr. Simplot and Mr. Beebe share voting and investment power over the securities held by JRS Properties III L.P. Mr. Simplot may be deemed to have voting and investment power over the shares held by JRS Properties III L.P. Also, includes 400,000 shares issuable upon exercise of outstanding convertible promissory notes as disclosed in footnote (1) above. Mr. Simplot disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of JRS Properties III L.P. is 1099 West Front Street, Boise, Idaho 83702.
(5)
Includes 1,000 restricted stock units that will vest within 60 days.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2022. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	120	(1)	$4.96	700
Equity compensation plans not approved by security holders	—		—	—
Total	120			700

(1) Consists of stock options granted under the 2005 Equity Incentive Plan and the 2010 Equity Incentive Plan, and restricted stock units granted under the 2010 Equity Incentive Plan. No additional grants could be made under the 2005 Equity Incentive Plan after December 8, 2010. In April2014 and July 2019, SemiLEDs’ stockholders approved amendments to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares and 500 thousand shares, respectively. On September 25, 2020, SemiLEDs' stockholders approved an increase in the authorized share reserve under the 2010 plan by an additional 400 thousand shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since September 1, 2020, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below, some of which represent continuing transactions from prior periods.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, each with an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans were sooner accelerated pursuant to the loan agreements. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was further extended with same terms and interest rate for one more year to January 15, 2023. As of August 31, 2022 and 2021, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the Company's headquarters building.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in and to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of August 31, 2022 and 2021, the outstanding principal of these notes totaled $1.4 million.

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

Transactions Considered in Independence Determinations

In making its independence determinations, the Board considered transactions that occurred since the beginning of fiscal year 2021 between the Company and entities associated with the independent directors or members of their immediate family. All identified transactions that appeared to relate to the Company and a family member of, or entity with a known connection to, a director were presented to the Board for consideration.

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

Item14. Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

The following table shows the fees and related expenses for audit and other services provided by KCCW Accountancy Corp and its subsidiaries billed for fiscal year 2022 and 2021. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2022 and 2021, 100% of the audit related services, tax services and all other services provided by KCCW Accountancy Corp. for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

	Fiscal Years Ended August 31,
	2022	2021
Audit Fees	$178,000	$173,000
Audit-Related Fees	—	—
Tax Fees	7,000	7,000
All Other Fees	—	17,000
Total	$185,000	$197,000

Audit Fees. This category includes the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. This category also includes statutory audits required by the Tax Bureau of Taiwan for certain of our subsidiaries in Taiwan.

Tax Fes. The services for the fees disclosed in this category include tax return preparation and technical tax advice.

All Other Fees. The services for the fees disclosed in this category include permitted services other than those that meet the criteria above and represent fees related to our at-the-market equity program in fiscal year 2021.

The Audit Committee concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of KCCW Accountancy Corp.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(2) Exhibits:

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certification of Incorporation of Registrant	S-1/A	333‑168624	3.1(c)	November 22, 2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8‑K	333‑168624	3.1	April 15, 2016

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	333‑168624	3.1	July 3, 2018

3.4	Amended and Restated Bylaws of Registrant	S‑1/A	333‑168624	3.2(b)	November 22, 2010

4.1	Form of Common Stock Certificate	S‑1/A	333‑168624	4.1	November 22, 2010

4.2 (d)	Description of the Registrant’s Securities Under Section 12 of the Exchange Act	10-K	001-34992	4.2(d)	November 20, 2019

10.2†	2010 Equity Incentive Plan, as amended September 25, 2020	10-K	001-34992	10.2	November 17, 2020

10.3†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S‑1	333‑168624	10.3	August 6, 2010

10.4†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8‑K	001‑34992	99.1	February 9, 2012

10.5†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8‑K	001‑34992	99.1	February 24, 2012

10.6	Form of Proprietary Information and Inventions Agreement	S‑1/A	333‑168624	10.8	September 14, 2010

10.7	Form of Non‑competition Agreement	S‑1/A	333‑168624	10.9	September 14, 2010

10.8†	Form of Option Agreement for the 2010 Equity Incentive Plan	S‑1/A	333‑168624	10.10	November 16, 2010

10.9†	Form of Indemnification Agreement with directors and officers	S‑1/A	333‑168624	10.11	October 26, 2010

10.10	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and Trung Doan	10-Q	001-34992	10.1	January 11, 2019

10.11	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and J. R. Simplot Company	10-Q	001-34992	10.2	January 11, 2019

10.12	The First Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)	10-K	001-34992	10.12	November 20, 2019

10.13	The Second Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)	10-K	001-34992	10.13	November 20, 2019

10.14	Amendment to Convertible Unsecured Promissory Note dated May 26, 2021 to Trung Doan	10-K	001-34992	10.14

10.15	Amendment to Convertible Unsecured Promissory Note dated May 26,2021 to Simplot Taiwan Inc.	10-K	001-34992	10.15

10.16	Second Amendment to Convertible Unsecured Promissory Note dated May 26, 2022 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	1.1	May 26, 2022

10.17	Second Amendment to Convertible Unsecured Promissory Note dated May 26, 2022 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	1.2	May 26, 2022

21	Subsidiaries of the Registrant					X

23.1	Consent of KCCW Accountancy Corp, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

† Management contract or compensatory arrangement

* This certification is deem not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section13 or15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2022	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung Tri Doan Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN	Chairman and Chief Executive Officer (Principal Executive Officer)	November 8, 2022
Trung Tri Doan

/s/ CHRISTOPHER LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 8, 2022
Christopher Lee

/s/ SCOTT R. SIMPLOT	Director	November 8, 2022
Scott R. Simplot

/s/ DR. EDWARD KUAN HSIUNG HSIEH	Director	November 8, 2022
Dr. Edward Kuan Hsiung Hsieh

/s/ GOUGH WALTER MICHAEL	Director	November 8, 2022
Gough Walter Michael

/s/ ROGER LEE	Director	November 8, 2022
Roger Lee

SEMILEDS CORPORATION

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

	Years Ended
	August 31,
	2022	2021
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$199	$187
Charged to bad debt expense	126	—
Write-downs charged against the allowance
Effect of exchange rate changes	(19)	12
Ending balance	$306	$199

	Years Ended
	August 31,
	2022	2021
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$33,781	$32,254
Charged to income tax expense	(2,932)	(78)
Net operating loss carryforward expired	(3,405)	(368)
Effect of exchange rate changes	(4,934)	1,973
Ending balance	$22,510	$33,781