Form 10-Q
period 2022-11-30
SemiLEDs Corp
filed 2023-01-06
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,848,407 shares of common stock, par value $0.0000056 per share, outstanding as of December 30, 2022.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30,	August 31,
	2022	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,511	$4,274
Restricted cash and cash equivalents	81	82
Accounts receivable (including related parties), net of allowance for doubtful accounts of $179 and $181 as of November 30, 2022 and August 31, 2022, respectively	610	880
Inventories	3,680	3,784
Prepaid expenses and other current assets	132	123
Total current assets	9,014	9,143
Property, plant and equipment, net	3,829	4,139
Operating lease right of use assets	1,521	1,578
Intangible assets, net	97	102
Investments in unconsolidated entities	909	922
Other assets	196	170
TOTAL ASSETS	$15,566	$16,054
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,061	$5,063
Accounts payable	210	286
Accrued expenses and other current liabilities	2,848	2,702
Other payable to related parties	1,145	1,061
Operating lease liabilities, current portion	137	143
Total current liabilities	9,401	9,255
Long-term debt, excluding current installments	1,722	1,866
Operating lease liabilities, less current portion	1,384	1,435
Total liabilities	12,507	12,556
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,848 shares and 4,832 shares issued and outstanding as of November 30, 2022 and August 31, 2022, respectively	—	—
Additional paid-in capital	183,836	183,711
Accumulated other comprehensive income	3,642	3,697
Accumulated deficit	(184,467)	(183,955)
Total SemiLEDs stockholders' equity	3,011	3,453
Noncontrolling interests	48	45
Total equity	3,059	3,498
TOTAL LIABILITIES AND EQUITY	$15,566	$16,054

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2022	2021
Revenues, net	$1,695	$1,465
Cost of revenues	1,232	1,262
Gross profit	463	203
Operating expenses:
Research and development	365	404
Selling, general and administrative	752	777
Total operating expenses	1,117	1,181
Loss from operations	(654)	(978)
Other income (expenses):
Interest expenses, net	(87)	(91)
Other income, net	242	566
Foreign currency transaction loss, net	(10)	(22)
Total other income, net	145	453
Loss before income taxes	(509)	(525)
Income tax expense	—	—
Net loss	(509)	(525)
Less: Net income (loss) attributable to noncontrolling interests	3	(7)
Net loss attributable to SemiLEDs stockholders	$(512)	$(518)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.11)	$(0.12)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	4,836	4,460

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2022	2021
Net loss	$(509)	$(525)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(55)	8
Comprehensive loss	(564)	(517)
Comprehensive income (loss) attributable to noncontrolling interests	3	(8)
Comprehensive loss attributable to SemiLEDs stockholders	$(567)	$(509)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2022	4,832	$—	$183,711	$3,697	$(183,955)	$3,453	$45	$3,498
Stock-based compensation	16	—	125	—	—	125	—	125
Comprehensive loss:
Other comprehensive loss	—	—	—	(55)	—	(55)	—	(55)
Net loss	—	—	—	—	(512)	(512)	3	(509)
BALANCE at November 30, 2022	4,848	$—	$183,836	$3,642	$(184,467)	$3,011	$48	$3,059

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2021	4,460	$—	$182,255	$3,543	$(181,211)	$4,587	$39	$4,626
Stock-based compensation	—	—	43	—	—	43	—	43
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	9	—	9	(1)	8
Net loss	—	—	—	—	(518)	(518)	(7)	(525)
BALANCE at November 30, 2021	4,460	$—	$182,298	$3,552	$(181,729)	$4,121	$31	$4,152

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(509)	$(525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299	221
Stock-based compensation expense	125	43
Provisions for inventory write-downs	178	231
Changes in:
Accounts receivable	253	290
Inventories	(122)	(553)
Prepaid expenses and other assets	(14)	27
Accounts payable	(79)	19
Accrued expenses and other current liabilities	265	(360)
Net cash provided by (used in) operating activities	396	(607)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(63)	(31)
Net cash used in investing activities	(63)	(31)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(115)	(130)
Net cash used in financing activities	(115)	(130)
Effect of exchange rate changes on cash and cash equivalents	16	17
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	234	(751)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	4,452	5,028
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$4,686	$4,277
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$44	$145

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, as well as LED chips and lighting products. LED components have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including the United States, Japan, Taiwan and Netherlands.

As of November 30, 2022, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

SemiLEDs’ common stock trades on the NASDAQ Capital Market under the symbol “LEDS”.

2. Summary of Significant Accounting Policies

Basis of Presentation —The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 8, 2022. The unaudited condensed consolidated balance sheet as of August 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of November 30, 2022, the unaudited condensed statements of operations and comprehensive loss for the three months ended November 30, 2022 and 2021, the statements of changes in equity for the three months ended November 30, 2022 and 2021, and the statements of cash flows for the three months ended November 30, 2022 and 2021. The results for the three months ended November 30, 2022 are not necessarily indicative of the results to be expected for the year ending August 31, 2023.

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

The Company suffered losses from operations of $3.2 million and $3.9 million and used net cash in operating activities of $1.5 million and $1.7 million for the years ended August 31, 2022 and 2021, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.4 million for the year ended August 31, 2022 compared to $1.0 million for the year ended August 31, 2021. On November 30, 2022, the Company’s cash and cash equivalents had increased to $4.5 million compared to $4.1 million on November 30, 2021 mainly due to the collection of accounts receivable, advances from customers and the issuance of common stock. Further, loss from operations for the three months ended November 30, 2022 and 2021 was $654 thousand and $978 thousand, respectively. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of November 30, 2022 and August 31, 2022, the Company’s restricted cash equivalents at current portion were amounted $81 thousand and $82 thousand, respectively. As of November 30, 2022 and August 31, 2022, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, were amounted $94 thousand and $96 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2022 and August 31, 2022, cash and cash equivalents of the Company consisted of the following (in thousands):

	November 30,	August 31,
Cash and Cash Equivalents by Location	2022	2022
United States;
Denominated in U.S. dollars	$2,207	$2,215
Taiwan;
Denominated in U.S. dollars	2,243	1,447
Denominated in New Taiwan dollars (NT$)	48	127
Denominated in other currencies	13	485
Total cash and cash equivalents	$4,511	$4,274

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

Net revenues generated from sales to the top ten customers represented 93% and 90% of the Company’s total net revenues for the three months ended November 30, 2022 and 2021, respectively.

The Company’s revenues have been concentrated in a few select markets, including the United States, Japan, Taiwan and Netherlands. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 89% and 85% of the Company’s net revenues for the three months ended November 30, 2022 and 2021, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd., the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 to 12,501,715. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, noncontrolling interest in the Company was increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, the Company purchased additional 52,000 common shares of SBDI from non-controlling shareholders. Therefore, noncontrolling interest in SBDI was down to 2.63% as of November 30, 2022.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but only if adopted as of the beginning of such fiscal year. The Company is currently evaluating the impact that the standard will have on its unaudited condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own

Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. The Company concluded that the standard will have no material impact on its unaudited condensed consolidated financial statements.

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2022 and August 31, 2022 consisted of the following (in thousands):

	November 30,	August 31,
	2022	2022
Raw materials	$445	$493
Work in process	897	953
Finished goods	2,338	2,338
Total	$3,680	$3,784

Inventory write-downs to estimated net realizable values were $178 thousand and $231 thousand for the three months ended November 30, 2022 and 2021, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2022 and August 31, 2022 consisted of the following (in thousands):

	November 30,	August 31,
	2022	2022
Buildings and improvements	$13,508	$13,698
Machinery and equipment	27,286	27,649
Leasehold improvements	159	161
Other equipment	2,252	2,283
Construction in progress	105	81
Total property, plant and equipment	43,310	43,872
Less: Accumulated depreciation	(39,481)	(39,733)
Property, plant and equipment, net	$3,829	$4,139

Intangible Assets

Intangible assets as of November 30, 2022 and August 31, 2022 consisted of the following (in thousands):

	November 30, 2022
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$573	$476	$97
Acquired technology	5	330	330	—
Total		$903	$806	$97

	August 31, 2022
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$580	$478	$102
Acquired technology	5	335	335	—
Total		$915	$813	$102

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of November 30, 2022 and August 31, 2022 consisted of the following (in thousands):

	November 30,	August 31,
	2022	2022
Accrued compensation and benefits	$1,767	$1,678
Customer deposits	497	346
Accrued business expenses	204	176
Other (individually less than 5% of total accrued expenses and other current liabilities)	380	502
Total	$2,848	$2,702

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2022 and August 31, 2022 consisted of the following (in thousands, except percentages):

	November 30, 2022		August 31, 2022
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	909	Various	922
Total investments in unconsolidated entities		$909		$922

There were no dividends received from unconsolidated entities through November 30, 2022.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancelable and noncancelable leases and which expire at various dates between December 2024 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the leases. Lease expense related to these noncancelable operating leases were $41 thousand and $42 thousand for the three months ended November 30, 2022 and 2021, respectively.

Balance sheet information related to the Company’s leases is presented below:

	November 30, 2022	August 31, 2022
Assets
Operating lease right of use assets	$1,521	$1,578
Liabilities
Operating lease liabilities, current portion	$137	$143
Operating lease liabilities, less current portion	1,384	1,435
Total	$1,521	$1,578

The following provides details of the Company’s lease expenses:

	Three Months Ended November 30,
	2022	2021
Operating lease expenses	$41	$42

Other information related to leases is presented below:

	Three Months Ended November 30,
	2022	2021
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$41	$42
Weighted Average Remaining Lease Term:
Operating leases	16.17 years	18.68 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of November 30, 2022 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2023	$126
2024	167
2025	126
2026	94
2027	94
Thereafter	1,138
Total future minimum lease payments, undiscounted	$1,745
Less: Imputed interest	(224)
Present value of future minimum lease payments	$1,521

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $120 thousand and $121 thousand as of November 30, 2022 and August 31, 2022, respectively.

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

As of November 30, 2022, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent the Company’s common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company paid a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. In July 2021, 344,391 shares of the Company’s common stock were issued for gross proceeds of $4,175,225, before placement agent fees and legal fees of $126,576. During the year ended August 31, 2022, the Company sold 286,328 shares of the Company’s common stock for gross proceeds of $995,099 before placement agent fees and bank fees of $30,626. No sales were made during the quarter ended November 30, 2022.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under and 2010 Plan as of November 30, 2022 and 2021, respectively. As of November 30, 2022 and 2021, there were 820 thousand and 1,015 thousand shares of common stock available for future issuance under the equity incentive plans.

In November 2022, SemiLEDs granted 15 thousand restricted stock units to its directors that will vest 25% every three months on February 7, 2023, May 7, 2023, August 7, 2023 and November 7, 2023. In the event that the 2023 annual meeting falls before November 7, 2023, 100% of the stock shall immediately vest on the date of the 2023 annual meeting. The grant-date fair value of the restricted stock units was $2.33 per unit.

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

In November 2020, SemiLEDs granted 33 thousand restricted stock units to its employees, which vested 25% on each of February 12, 2021, May 12, 2021 and August 12, 2021 and November 12, 2021 and became fully vested upon a change in control. The grant-date fair value of the restricted stock units was $3.00 per unit.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended November 30,
	2022	2021
Cost of revenues	$35	$12
Research and development	36	10
Selling, general and administrative	54	21
	$125	$43

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2022	2021
Stock units and stock options to purchase common stock	17	161

9. Income Taxes

The Company’s loss before income taxes for the three months ended November 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended November 30,
	2022	2021
U.S. operations	$(201)	$(200)
Foreign operations	(308)	(325)
Loss before income taxes	$(509)	$(525)

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

As of both November 30, 2022 and August 31, 2022, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2017 through 2021 remain open in most jurisdictions. With few exceptions, as of November 30, 2022, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2016. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Related Party Transactions

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in and to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of November 30, 2022 and August 31, 2022, the outstanding principal of these notes totaled $1.4 million.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans were sooner accelerated pursuant to the loan agreements. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was further extended with same terms and interest rate for one more year to January 15, 2023. As of November 30, 2022 and August 31, 2022, these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

11. Subsequent Events

The Company has analyzed its operations subsequent to November 30, 2022 to the date these unaudited condensed consolidated financial statements were issued, finding that the impact of COVID-19 and subsequent variants on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

On December 20, 2022, the Company made a prepayment of investment of $1.2 million in Taiwan SemiLEDs, the Company's wholly owned operating subsidiary, to purchase the additional shares of common stocks to be issued by Taiwan SemiLEDs.

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
•
Adverse development in those selected markets, including the United States, Japan, Taiwan and Netherlands, where our revenues are concentrated, including the impact of the COVID-19 pandemic and inflation on customer demand.

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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, or the 2022 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2022 Annual Report, and in other filings with the SEC.

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

We were incorporated in the State of Delaware on January 4, 2005. We are a holding company for various wholly and majority owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns an approximately 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products, including lighting fixtures and systems, and where most of our employees are based.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•
COVID-19 Pandemic. Our business, financial condition, liquidity and operating results have been, and may continue to be, adversely affected by COVID-19 and related restrictions. The conditions caused by the COVID-19 pandemic have adversely affected our customers' ability or willingness to purchase our products or services, delayed prospective customers' purchasing decisions. We have also devoted ourselves to new product development and expect these new products could bring in new revenue, offsetting the losses resulted from existing customers’ delayed purchasing. However, given the ongoing and evolving economic and business impact of the COVID-19 pandemic and subsequent variants, we may be required to further revise certain accounting estimates and judgments, which could have a material adverse effect on our financial position and results of operations.
•
Our ability to raise additional debt funding, sell additional equity securities and improve our liquidity. We need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations. In July 2021, we established an at-the-market equity program (“ATM”) that allows us to sell up to $20 million of shares of our common stock from time to time. During fiscal 2022, we sold 286,328 shares of our common stock pursuant to the ATM program for net proceeds of $964,473. However, we may not be able to obtain new debt funding or sell additional equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.
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
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, and Japan. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended For the three months ended November 30, 2022 and 2021, sales to our three largest customers, in the aggregate, accounted for 65% and 68% of our revenues, respectively. Revlon, our largest customer in fiscal 2022, filed for Chapter 11 bankruptcy in June 2022, which resulted in a write off receivables of $126 thousand for the year ended August 31, 2022. If Revlon is not able to reorganize its business successfully, our revenue and financial results could be adversely impacted.
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

•
Cash position. Our cash and cash equivalents increased to $4.5 million as of November 30, 2022 from $4.3 million as of August 31, 2022, primarily due to the collection of accounts receivable and advances from customers. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. In December 2019, we issued convertible unsecured promissory notes with a principal sum of $2 million, of which, $600 thousand convertible notes were converted into 200 thousand shares of common stock in May 2020. On May 26, 2021 the Notes were extended with the same terms and interest rate for one year and mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of November 30, 2022 and August 31, 2022, the outstanding principal of these notes totaled $1.4 million. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Revenue Recognition

The Company recognizes the amount of revenue when the Company satisfies a performance obligation to which it expects to be entitled for the transfer of promised goods or services to customers. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non-conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales, which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company’s warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant. Refer to Note 2 to the Unaudited Condensed Consolidated Financial Statements for our revenue recognition policies.

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three months ended November 30, 2022 and 2021.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $178 thousand and $231 thousand for the three months ended November 30, 2022 and 2021, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On November 30, 2022, the exchange rate was 30.89 NT dollars to one U.S. dollar. On December 30, 2022, the exchange rate was 30.71 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2022 Compared to the Three Months Ended November 30, 2021

	Three Months Ended November 30,
	2022		2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$49	3%	$18	1%	$31	172%
LED components	835	49%	1,123	77%	(288)	(26)%
Lighting products	155	9%	85	6%	70	82%
Other operating revenues (1)	656	39%	239	16%	417	174%
Total revenues, net	1,695	100%	1,465	100%	230	16%
Cost of revenues	1,232	73%	1,262	86%	(30)	(2)%
Gross profit	$463	27%	$203	14%	$260	128%

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues increased by 16% to $1.7 million for the three months ended November 30, 2022 from $1.5 million for the three months ended November 30, 2021. The increase in revenues was caused primarily by a $31 thousand increase in sales of LED chips, a $70 thousand increase in Lighting products and a $417 thousand increase in other operating revenue offset by a $288 thousand decrease in LED components.

Revenues attributable to the sales of our LED chips represented 3% and 1% of our revenues for the three months ended November 30, 2022 and 2021, respectively. The increase in revenues attributable to sales of LED chips was primarily due to varying volumes sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components represented 49% and 77% of our revenues for the three months ended November 30, 2022 and 2021, respectively. The decrease in revenues attributable to sales of LED components was primarily due to less volumes sold.

Revenues attributable to the sales of lighting products represented 9% and 6% of our revenues for the three months ended November 30, 2022 and 2021, respectively. Revenues attributable to the sales of lighting products were higher for the three months ended November 30, 2022 primarily due to more demand for the lighting products sold.

Revenues attributable to other operating revenues represented 39% and 16% of our revenues for the three months ended November 30, 2022 and 2021, respectively. The increase in revenues attributable to other revenues was primarily due to the non-recurring sale of raw materials and a joint development project with CrayoNano AS beginning in January 2022.

Cost of Revenues

Our cost of revenues decreased by 2% from $1.3 million for the three months ended November 30, 2021 to $1.2 million for the three months ended November 30, 2022. The decrease in cost of revenues was primarily due to the decrease in the volume of products sold.

Gross Profit

Our gross profit increased from $203 thousand for the three months ended November 30, 2021 to $463 thousand for the three months ended November 30, 2022. The increase was a result of focusing on profitable products described above.

Operating Expenses

	Three Months Ended November 30,
	2022		2021
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$365	22%	$404	28%	$(39)	(10)%
Selling, general and administrative	752	44%	777	53%	(25)	(3)%
Total operating expenses	$1,117	66%	$1,181	81%	$(64)	(5)%

Research and development. Our research and development expenses were $365 thousand and $404 thousand for the three months ended November 30, 2022 and 2021, respectively. The decrease was mainly attributable to a $39 thousand decrease in engineering experiment materials.

Selling, general and administrative. Our selling, general and administrative expenses decreased from $777 thousand for the three months ended November 30, 2021 to $752 thousand for the three months ended November 30, 2022. The decrease was mainly attributable to decreases in insurance expenses.

Other Income (Expenses)

	Three Months Ended November 30,
	2022		2021
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	$(87)	(5)%	$(91)	(6)%
Other income, net	242	14%	566	39%
Foreign currency transaction loss, net	(10)	(1)%	(22)	(2)%
Total other income, net	$145	8%	$453	31%

Interest expenses, net. Interest expenses, net which primarily consisted of accrued interest on convertible notes, NT dollar denominated long-term notes and $3.2 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expenses, net for the three months ended November 30, 2022 and 2021 was insignificant.

Other income, net. Other income, net decreased from $566 thousand for the three months ended November 30, 2021 to $242 thousand for the three months ended November 30, 2022 was primarily due to the subsidies from a government jointly developed research project received in October 2021.

Foreign currency transaction loss, net. We recognized a net foreign currency transaction loss of $10 thousand and $22 thousand for the three months ended November 30, 2022 and 2021, respectively, primarily due to the impact of a higher exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

Income Tax Expense. Our effective tax rate is expected to be approximately zero for fiscal 2023 and 2022, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income (Loss) Attributable to Non-controlling Interests

	Three Months Ended November 30,
	2022		2021
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net income (loss) attributable to noncontrolling interests	$3	—%	$(7)	—%

We recognized net income attributable to non-controlling interests of $3 thousand and a net loss of $7 thousand for the three months ended November 30, 2022 and 2021, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented 2.63% and 3.05% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of November 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contingencies

We have several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that expire at various dates between December 2024 and December 2040. See Note 5, "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements in this Form 10-Q.

Sources and Uses of Cash

As of November 30, 2022 and August 31, 2022, we had cash and cash equivalents of $4.5 million and $4.3 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of December 30, 2022, we had no available credit facility.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $6.8 million and $6.9 million as of November 30, 2022 and August 31, 2022, respectively.

Our NT dollar denominated long-term notes, totaled $3.2 million of both November 30, 2022 and August 31, 2022. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.04% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.42% currently) and is available for operating capital. These loans are secured by an $81 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $24 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2022, our outstanding balance on this note payable was approximately $1.4 million.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2022, our outstanding balance on this note payable was approximately $833 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $2.7 million and $2.8 million as of November 30, 2022 and August 31, 2022, respectively.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $3.2 million, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We were initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was further extended with same terms and interest rate for one more year to January 15, 2023. As of November 30, 2022 and August 31, 2022, these loans totaled $3.2 million, respectively. The loans are secured by a second priority security interest on our headquarters.

On November 25, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes to each of our Chairman and Chief Executive Officer and our largest shareholder (the “Holders”), with a principal sum of $2 million and an annual interest rate of 3.5%. Principal and accrued interest was due on demand by the Holders on and at any time after May 30, 2021 (the “Maturity Date”). The outstanding principal and unpaid accrued interest of the Notes may be converted into our Common Stock based on a conversion price of $3 dollars per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, the Holders each converted $300 thousand of notes into 100,000 shares of our common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of November 30, 2022 and August 31, 2022, the outstanding principal of these notes totaled $1.4 million.

Working Capital

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $512 thousand and $518 thousand during the three months ended November 30, 2022 and 2021, respectively. Net cash provided by operating activities for the three months ended November 30, 2022 was $396 thousand. As of November 30, 2022, we had cash and cash equivalents of $4.5 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We agreed to pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. During the year ended August 31, 2022, we sold 286,328 shares of common stocks for gross proceeds of $995 thousand with $31 thousand paid as placement agent fees under our ATM program. We did not sell any shares under the ATM program in the first quarter of fiscal 2023. We expect to resume sales of Placement Shares after the issuance of the first quarter Form 10-Q.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2023 is approximately $5.1 million, which we expect to fund through the issuance of additional equity under the ATM program. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. The loans with each of our Chairman and Chief Executive Officer and our largest shareholder are expected to be extended upon maturity. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2022	2021
Net cash provided by (used in) operating activities	$396	$(607)
Net cash used in investing activities	$(63)	$(31)
Net cash used in financing activities	$(115)	$(130)

Cash Flows Provided by (Used In) Operating Activities

Net cash provided by operating activities for the three months ended November 30, 2022 was $396 thousand, and net cash used in operating activities for the three months ended November 30, 2021 was $607 thousand. The increase in cash flows provided by operating activities for the three months ended November 30, 2022 was $1.0 million, primarily due to an increase in accrued expenses and other current liabilities and less cash outflow in inventories.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2022 was $63 thousand primarily for the purchase of machinery and equipment.

Net cash used in investing activities for the three months ended November 30, 2021 was $31 thousand primarily for the purchase of machinery and equipment.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2022 and 2021 was $115 thousand and $130 thousand, respectively, which amounts were primarily for the repayment of long-term debt.

Capital Expenditures

We had capital expenditures of $63 thousand and $31 thousand for the three months ended November 30, 2022 and 2021, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management is continuing to monitor prices and, consistent with the existing contractual commitments, may decrease further our activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of November 30, 2022.

Item 1A. Risk Factors

Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2022 Annual Report.

The market prices and trading volume of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our securities to incur substantial losses.

The market prices and trading volume of our shares of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. For example, during fiscal 2023 to date, the market price of our common stock has fluctuated from a high of $2.88 per share on September 9, 2022 to a low of $1.54 per share on December 28, 2022. During fiscal 2023 to date, daily trading volume ranged from approximately 1,000 to 88,500 shares.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 6, 2023	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)