Form 10-Q
period 2023-02-28
SemiLEDs Corp
filed 2023-04-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,891,721 shares of common stock, par value $0.0000056 per share, outstanding as of April 6, 2023.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 28,	August 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,859	$4,274
Restricted cash and cash equivalents	82	82
Accounts receivable (including related parties), net of allowance for doubtful accounts of $181 and $181 as of February 28, 2023 and August 31, 2022, respectively	530	880
Inventories	4,259	3,784
Prepaid expenses and other current assets	145	123
Total current assets	8,875	9,143
Property, plant and equipment, net	3,630	4,139
Operating lease right of use assets	1,505	1,578
Intangible assets, net	95	102
Investments in unconsolidated entities	921	922
Other assets	170	170
TOTAL ASSETS	$15,196	$16,054
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,071	$5,063
Accounts payable	508	286
Accrued expenses and other current liabilities	2,587	2,702
Other payable to related parties	1,221	1,061
Operating lease liabilities, current	144	143
Total current liabilities	9,531	9,255
Long-term debt, excluding current installments	1,626	1,866
Operating lease liabilities, less current portion	1,361	1,435
Total liabilities	12,518	12,556
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,892 shares and 4,832 shares issued and outstanding as of February 28, 2023 and August 31, 2022, respectively	—	—
Additional paid-in capital	183,951	183,711
Accumulated other comprehensive income	3,691	3,697
Accumulated deficit	(185,008)	(183,955)
Total SemiLEDs stockholders' equity	2,634	3,453
Noncontrolling interests	44	45
Total equity	2,678	3,498
TOTAL LIABILITIES AND EQUITY	$15,196	$16,054

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Revenues, net	$1,152	$2,176	$2,847	$3,641
Cost of revenues	890	1,653	2,122	2,915
Gross profit	262	523	725	726
Operating expenses:
Research and development	295	295	660	699
Selling, general and administrative	669	746	1,421	1,523
Gain on disposals of long-lived assets, net	—	(139)	—	(139)
Total operating expenses	964	902	2,081	2,083
Loss from operations	(702)	(379)	(1,356)	(1,357)
Other income (expenses):
Interest expenses, net	(65)	(92)	(152)	(183)
Other income, net	229	385	471	951
Foreign currency transaction gain (loss), net	(7)	(66)	(17)	(88)
Total other income (expenses), net	157	227	302	680
Loss before income taxes	(545)	(152)	(1,054)	(677)
Income tax expense	—	—	—	—
Net loss	(545)	(152)	(1,054)	(677)
Less: Net (loss) income attributable to noncontrolling interests	(4)	20	(1)	13
Net loss attributable to SemiLEDs stockholders	$(541)	$(172)	$(1,053)	$(690)
Net loss per share attributable to SemiLEDs stockholders:
Basic	$(0.11)	$(0.04)	$(0.22)	$(0.15)
Diluted	$(0.11)	$(0.04)	$(0.22)	$(0.15)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic	4,866	4,490	4,841	4,475
Diluted	4,866	4,490	4,841	4,475

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net loss	$(545)	$(152)	$(1,054)	$(677)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	49	26	(6)	34
Comprehensive loss	$(496)	$(126)	$(1,060)	$(643)
Comprehensive income (loss) attributable to noncontrolling interests	$(4)	$20	$(1)	$12
Comprehensive loss attributable to SemiLEDs stockholders	$(492)	$(146)	$(1,059)	$(655)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2022	4,832	$—	$183,711	$3,697	$(183,955)	$3,453	$45	$3,498
Stock-based compensation	16	—	125	—	—	125	—	125
Comprehensive loss:
Other comprehensive loss	—	—	—	(55)	—	(55)	—	(55)
Net loss	—	—	—	—	(512)	(512)	3	(509)
BALANCE—November 30, 2022	4,848	—	183,836	3,642	(184,467)	3,011	48	3,059
Stock-based compensation	44	—	115	—	—	115	—	115
Comprehensive income:
Other comprehensive income	—	—	—	49	—	49	—	49
Net loss	—	—	—	—	(541)	(541)	(4)	(545)
BALANCE—February 28, 2023	4,892	$—	$183,951	$3,691	$(185,008)	$2,634	$44	$2,678

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2021	4,460	$—	$182,255	$3,543	$(181,211)	$4,587	$39	$4,626
Stock-based compensation	—	—	43	—	—	43	—	43
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	—	—	9	(1)	8
Net loss	—	—	—	9	(518)	(518)	(7)	(525)
BALANCE—November 30, 2021	4,460	—	182,298	3,552	(181,729)	4,121	31	4,152
Issuance of common stock under equity incentive plans	54	—	—	—	—	—	—	—
Stock-based compensation	—	—	154	—	—	154	—	154
Comprehensive income:
Other comprehensive income	—	—	—	26	—	26	—	26
Net loss	—	—	—	—	(172)	(172)	20	(152)
BALANCE—February 28, 2022	4,514	$—	$182,452	$3,578	$(181,901)	$4,129	$51	$4,180

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 28, 2023	February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,054)	$(677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	626	438
Stock-based compensation expense	240	197
Provisions for inventory write-downs	374	416
Gain on disposals of long-lived assets, net	—	(139)
Loss on disposals of patent	—	10
Changes in :
Accounts receivable	352	(299)
Inventories	(864)	(848)
Prepaid expenses and other	(23)	59
Accounts payable	217	259
Accrued expenses and other current liabilities	47	(447)
Net cash used in operating activities	(85)	(1,031)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(83)	(49)
Proceeds from sales of property, plant and equipment	—	139
Payments for development of intangible assets	(9)	(6)
Net cash (used in) provided by investing activities	(92)	84
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(240)	(260)
Net cash used in financing activities	(240)	(260)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	84
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(416)	(1,123)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	4,452	5,028
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$4,036	$3,905
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$53	$18

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for two wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, as well as LED chips and lighting products. LED components have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including the United States, Japan, Netherlands and Taiwan.

As of February 28, 2023, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of February 28, 2023, the statements of operations and comprehensive loss for the three and six months ended February 28, 2023 and February 28, 2022, the statement of changes in equity for the three and six months ended February 28, 2023 and February 28, 2022, and the statements of cash flows for the six months ended February 28, 2023 and February 28, 2022. The results for the three or six months ended February 28, 2023 are not necessarily indicative of the results to be expected for the year ending August 31, 2023.

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

The Company suffered losses from operations of $3.2 million and $3.9 million, and net cash used in operating activities of $1.5 million and $1.7 million for the years ended August 31, 2022 and 2021, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.4 million for the year ended August 31, 2022 compared to $1.0 million for the year ended August 31, 2021. Loss from operations for the three and six months ended February 28, 2023 were $702 thousand and $1.4 million, respectively. Net cash used in operating activities for the six months ended February 28, 2023 was $85 thousand. Moreover, at February 28, 2023, the Company’s cash and cash equivalents had decreased to $3.9 million. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of February 28, 2023 and August 31, 2022, the Company’s restricted cash equivalents at current portion amounted $82 thousand and $82 thousand, respectively. As of February 28, 2023 and August 31, 2022, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $95 thousand and $96 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 28, 2023 and August 31, 2022, cash and cash equivalents of the Company consisted of the following (in thousands):

	February 28,	August 31,
Cash and Cash Equivalents by Location	2023	2022
United States;
Denominated in U.S. dollars	$185	$2,215
Taiwan;
Denominated in U.S. dollars	3,643	1,447
Denominated in New Taiwan dollars	22	127
Denominated in other currencies	9	485
Total cash and cash equivalents	$3,859	$4,274

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

Net revenues generated from sales to the top ten customers represented 93% and 92% of the Company’s total net revenues for the three and six months ended February 28, 2023 respectively, and 91% and 88% of the Company’s net revenues for the three and six months ended February 28, 2022, respectively.

The Company’s revenues have been concentrated in a few select markets, including the United States, Japan, Taiwan and Netherlands. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 91% and 90% of the Company’s net revenues for the three and six months ended February 28, 2023, respectively, and 76% and 80% of the Company’s net revenues for the three and six months ended February 28, 2022, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares, and, as a result, noncontrolling interest in the Company was increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, the Company purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. Therefore, noncontrolling interest in SBDI was down to 2.63% as of February 28, 2023.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for the Company's fiscal years beginning September 1, 2022, including interim periods within those fiscal years. The Company concluded that the standard has no material impact on its unaudited condensed consolidated financial statements.

3. Balance Sheet Components

Inventories

Inventories as of February 28, 2023 and August 31, 2022 consisted of the following (in thousands):

	February 28,	August 31,
	2023	2022
Raw materials	$622	$493
Work in process	1,161	953
Finished goods	2,476	2,338
Total	$4,259	$3,784

Inventory write-downs to estimated net realizable values were $196 thousand and $374 thousand for the three and six months ended February 28, 2023, respectively, and $185 thousand and $416 thousand for the three and six months ended February 28, 2022, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2023 and August 31, 2022 consisted of the following (in thousands):

	February 28,	August 31,
	2023	2022
Buildings and improvements	$13,685	$13,698
Machinery and equipment	27,681	27,649
Leasehold improvements	161	161
Other equipment	2,281	2,283
Construction in progress	106	81
Total property, plant and equipment	43,914	43,872
Less: Accumulated depreciation and amortization	(40,284)	(39,733)
Property, plant and equipment, net	$3,630	$4,139

Intangible Assets

Intangible assets as of February 28, 2023 and August 31, 2022 consisted of the following (in thousands):

	February 28, 2023
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$580	$485	$95
Acquired technology	5	335	335	—
Total		$915	$820	$95

	August 31, 2022
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$580	$478	$102
Acquired technology	5	335	335	—
Total		$915	$813	$102

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of February 28, 2023 and August 31, 2022 consisted of the following (in thousands):

	February 28,	August 31,
	2023	2022
Accrued compensation and benefits	$1,627	$1,678
Customer deposits	419	346
Accrued business expenses	230	176
Other (individually less than 5% of total accrued expenses and other current liabilities)	311	502
Total	$2,587	$2,702

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 28, 2023 and August 31, 2022 consisted of the following (in thousands, except percentages):

	February 28, 2023		August 31, 2022
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Equity investment without readily determinable fair value	Various	$921	Various	$922
Total investments in unconsolidated entities		$921		$922

There were no dividends received from unconsolidated entities through February 28, 2023.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $45 thousand and $86 thousand for three months and six months ended February 28, 2023, respectively. Lease expense related to these noncancelable operating leases was $42 thousand and $84 thousand for three months and six months ended February 28, 2022, respectively.

Balance sheet information related to the Company’s leases is presented below:

	February 28, 2023	August 31, 2022
Assets
Operating lease right of use assets	$1,505	$1,578
Liabilities
Operating lease liabilities, current	$144	$143
Operating lease liabilities, less current portion	1,361	1,435
Total	$1,505	$1,578

The following provides details of the Company’s lease expenses:

	Three Months Ended February 28,
	2023	2022
Operating lease expenses, net	$45	42

	Six Months Ended February 28,
	2023	2022
Operating lease expenses, net	$86	84

Other information related to leases is presented below:

	Six Months Ended February 28,
	2023	2022
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$86	$84
Weighted Average Remaining Lease Term:
Operating leases	16.07 years	16.85 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of February 28, 2023 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2023	$85
2024	169
2025	128
2026	95
2027	95
Thereafter	1,153
Total future minimum lease payments, undiscounted	1,725
Less: Imputed interest	(220)
Present value of future minimum lease payments	$1,505

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $121 thousand for both February 28, 2023 and August 31, 2022.

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

As of February 28, 2023, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell from time to time through the Agent the Company’s common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. During the year ended August 31, 2022, the Company sold 286,328 shares of the Company’s common stock for gross proceeds of $995,099 before placement agent fees and bank fees of $30,626. No sales were made during the six months ended February 28, 2023.

7. Stock-based Compensation

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares. On July 31, 2019, the stockholders approved an amendment to increase in the authorized share reserve under the 2010 plan by an additional 500 thousand shares, to extend the expiration of the 2010 Plan to November 2, 2023, to remove the IRS Code section 162(m) provisions, and to modify the maximum grant limit to 35 thousand shares to one person in a one year period. On September 25, 2020, stockholders approved the amended 2010 Equity Incentive Plan to increase the authorized shares reserve by an additional 400 thousand shares. On March 17, 2023, the Board approved the amendment of the 2010 Plan to extend the term to March 17, 2033, subject to the approval of the Company's stockholders at the annual meeting to be held on May 18, 2023.

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under the 2010 Plan as of February 28, 2023 and 2022, respectively. As of February 28, 2023 and 2022, there were 805 thousand and 809 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In November 2022, SemiLEDs granted 15 thousand restricted stock units to its directors that will vest 25% every three months on February 7, 2023, May 7, 2023, August 7, 2023 and November 7, 2023. In the event that the 2023 annual meeting falls before November 7, 2023, 100% of the unvested restricted stock units shall immediately vest on the date of the 2023 annual meeting. The grant-date fair value of the restricted stock units was $2.33 per unit.

In November 2021, SemiLEDs granted 15 thousand restricted stock units to its directors that vest in quarterly installments on February 12, 2022, May 12, 2022, August 12, 2022 and November 12, 2022. Because the 2022 annual meeting was held on September 13, 2022, 100% of the unvested restricted stock units immediately vested on the date of the 2022 annual meeting. The grant-date fair value of the restricted stock units was $7.10 per unit.

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

A summary of the stock-based compensation expense for the three and six months ended February 28, 2023 and February 28, 2022 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Cost of revenues	$35	$42	$70	$54
Research and development	36	44	72	54
Selling, general and administrative	44	68	98	89
	$115	$154	$240	$197

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Stock units and stock options to purchase common stock	25	13	50	26

9. Income Taxes

The Company’s loss before income taxes for the three and six months ended February 28, 2023 and February 28, 2022 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
U.S. operations	$(166)	$(130)	$(367)	$(330)
Foreign operations	(379)	(22)	(687)	(347)
Loss before income taxes	$(545)	$(152)	$(1,054)	$(677)

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

As of both February 28, 2023 and August 31, 2022, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2017 through 2021 remain open in most jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2016. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Related Party Transactions

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of these loans was further extended with same terms and interest rate for one year to January 15, 2024. As of February 28, 2023 and August 31, 2022, the outstanding principal of these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of February 28, 2023 and August 31, 2022, the outstanding principal of these notes totaled $1.4 million.

11. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company has analyzed its operations subsequent to February 28, 2023 to the date these unaudited condensed consolidated financial statements were issued, finding that no material subsequent events need to be disclosed.

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
•
The uncertainty and continuing impact of COVID-19 and other health epidemics and outbreaks on our business and the business of our customers.
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
•
Adverse development in those selected markets, including the United States, Japan, Netherlands and Taiwan, where our revenues are concentrated, including the uncertainty impact of COVID-19 and inflation on customer demand.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including the United States, Japan, Netherlands and Taiwan. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

We were incorporated in the State of Delaware on January 4, 2005. We are a holding company for two wholly and majority owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns an approximately 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture, and substantial portion of marketing and sale of LED products, including lighting fixtures and systems, and where most of our employees are based.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•
Our ability to raise additional debt, sell additional equity securities and improve our liquidity. We need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations. In July 2021, we established an at-the-market equity program (“ATM”) that allows us to sell up to $20 million of shares of our common stock from time to time. During fiscal 2022, we sold 286,328 shares of our common stock pursuant to the ATM program for net proceeds of $964,473. However, we may not be able to obtain new debt funding or sell additional equity securities on terms that are favorable to us, or at all. The raising of additional debt by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.
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

•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the United States, Japan, Taiwan and Netherlands. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the six months ended February 28, 2023, sales to our three largest customers, in the aggregate, accounted for 72% and 68% of our revenues, respectively. Revlon, our largest customer in fiscal 2022, filed for Chapter 11 bankruptcy in June 2022, which resulted in a write off receivables of $126 thousand for the year ended August 31, 2022. If Revlon is not able to reorganize its business successfully, our revenue and financial results could be adversely impacted.
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
•
Cash position. Our cash and cash equivalents increased to $3.9 million as of February 28, 2023 from $3.7 million as of February 28, 2022, primarily due to the collection of accounts receivable and advances from customers. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. In December 2019, we issued convertible unsecured promissory notes with a principal sum of $2 million, of which, $600 thousand convertible notes were converted into 200 thousand shares of common stock in May 2020. On May 26, 2022, the Notes were extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of February 28, 2023 and 2022, the outstanding principal of these notes totaled $1.4 million. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three months ended February 28, 2023 and 2022.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $196 thousand and $185 thousand for the three months ended February 28, 2023 and 2022, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On February 28, 2023, the exchange rate was 30.48 NT dollars to one U.S. dollar. On April 6, 2023, the exchange rate was 30.52 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 28, 2023 Compared to the Three Months Ended February 28, 2022

	Three Months Ended
	February 28, 2023		February 28, 2022
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$22	2%	$78	4%	$(56)	(72)%
LED components	380	33%	1,569	72%	(1,189)	(76)%
Lighting products	56	5%	142	6%	(86)	(61)%
Other revenues (1)	694	60%	387	18%	307	79%
Total revenues, net	1,152	100%	2,176	100%	(1,024)	(47)%
Cost of revenues	890	77%	1,653	76%	(763)	(46)%
Gross profit	$262	23%	$523	24%	$(261)	(50)%

____________________

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues decreased by 47% to $1.2 million for the three months ended February 28, 2023 from $2.2 million for the three months ended February 28, 2022. The decrease in revenues was driven primarily by a $1.2 million decrease in sales of LED components and a $56 thousand decrease in sales of LED chips and a $86 thousand decrease in lighting products, offset in part by a $307 thousand increase in other revenues.

Revenues attributable to the sales of our LED chips were $22 thousand and $78 thousand, representing 2% and 4% of our revenues for each of the three months ended February 28, 2023 and February 28, 2022. The decrease was primarily due to varying volumes sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components were $380 thousand and $1.6 million, representing 33% and 72%, respectively, of our revenues for the three months ended February 28, 2023 and February 28, 2022, respectively. The decrease in revenues attributable to sales of LED components was primarily due to less volumes sold.

Revenues attributable to the sales of lighting products were $56 thousand and $142 thousand, representing 5% and 6% of our revenues for the three months ended February 28, 2023 and February 28, 2022, respectively. Revenues attributable to the sales of lighting products were lower for the three months ended February 28, 2023 primarily due to lower in demand for LED lighting products.

Revenues attributable to other revenues were $694 thousand and $387 thousand, representing 60% and 18% of our revenues for the three months ended February 28, 2023 and February 28, 2022, respectively. The increase in revenues attributable to other revenues was primarily due to the non-recurring sale of raw materials and a joint development project with CrayoNano AS beginning in January 2022.

Cost of Revenues

Our cost of revenues decreased by 46% from $1.7 million for the three months ended February 28, 2022 to $890 thousand for the three months ended February 28, 2023. The decrease in cost of revenues was primarily due to the decrease in the volume of products sold.

Gross Profit

Our gross profit decreased by 50% from $523 thousand for the three months ended February 28, 2022 to $262 thousand for the three months ended February 28, 2023. The decrease of gross margin was primarily a consequence of a proportionate decrease in the sales of products.

Operating Expenses

	Three Months Ended
	February 28, 2023		February 28, 2022
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$295	26%	$295	14%	$—	—%
Selling, general and administrative	669	58%	746	34%	(77)	(10)%
Gain on disposals of long-lived assets, net	—	—%	(139)	(6)%	139	(100)%
Total operating expenses	$964	84%	$902	41%	$62	7%

Research and development

Our research and development expenses were $295 thousand for both three months ended February 28, 2023 and 2022.

Selling, general and administrative

Our selling, general and administrative expenses decreased from $746 thousand for the three months ended February 28, 2022 to $669 thousand for the three months ended February 28, 2023. The decrease was mainly attributable to decreases in insurance expense, professional service fees and stock-based compensation and in various other expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $0 thousand and $139 thousand on the disposal of long-lived assets for the three months ended February 28, 2023 and 2022, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Three Months Ended
	February 28, 2023		February 28, 2022
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	(65)	(6)	(92)	(4)%
Other income, net	229	20%	385	18%
Foreign currency transaction loss, net	(7)	(1)%	(66)	(3)%
Total other income (expenses), net	$157	14%	$227	11%

Interest expenses, net Interest expenses, net which primarily consisted of accrued interest payment on convertible notes, NT dollar denominated long-term notes and $3.2 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expense, net was primarily due to higher interest income for the three months ended February 28, 2023.

Other income, net Other income, net decrease from $385 thousand for the three months ended February 28, 2022, to $229 thousand for the three months ended February 28, 2023, primarily due to higher rental income and payments received under the new Patent Cross-License Agreement with CrayoNano AS for the three months ended February 28, 2022.

Foreign currency transaction loss, net We recognized a net foreign currency transaction loss of $7 thousand and $66 thousand for the three months ended February 28, 2023 and February 28, 2022, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits and accounts payables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2023 and was zero for fiscal 2022, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

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

Net (Loss) Income Attributable to Noncontrolling Interests

Three Months Ended
	February 28, 2023		February 28, 2022
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net (loss) income attributable to noncontrolling interests	$(4)	1%	$20	1%

We recognized net loss attributable to non-controlling interests of $4 thousand and a net income of $20 thousand for the three months ended February 28, 2023 and 2022, respectively, which was attributable to the share of the net (loss) gain of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented 2.63% and 3.05% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of February 28, 2023 and 2022, respectively.

Six Months Ended February 28, 2023 Compared to the Six Months Ended February 28, 2022

	Six Months Ended
	February 28, 2023		February 28, 2022
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$71	3%	$96	3%	$(25)	(26)%
LED components	1,215	43%	2,690	74%	(1,475)	(55)%
Lighting products	211	7%	227	6%	(16)	(7)%
Other revenues (1)	1,350	47%	628	17%	722	115%
Total revenues, net	2,847	100%	3,641	100%	(794)	(22)%
Cost of revenues	2,122	75%	2,915	80%	(793)	(27)%
Gross profit	$725	25%	$726	20%	$(1)	(0)%

_____________________

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues decreased by 22% from $3.6 million for the six months ended February 28, 2022 to $2.8 million for the six months ended February 28, 2023. The $794 thousand decrease in revenues reflects a $1.5 million decrease in sales of LED components, a $25 thousand decrease in sales of LED chips and a $16 thousand decrease in revenues attributable to lighting products, offset by a $722 thousand increase in other revenues.

Revenues attributable to the sales of our LED chips were $71 thousand and $96 thousand, representing 3% of our revenues for both six months ended February 28, 2023 and 2022. The slight decrease in revenues attributable to sales of LED chips was a result of a decrease in the volume of LED chips sold.

Revenues attributable to the sales of our LED components were $1.2 million and $2.7 million, representing 43% and 74% of our revenues for the six months ended February 28, 2023 and February 28, 2022, respectively. The decrease in revenues attributable to sales of LED components was primarily due to less volumes sold.

Revenues attributable to the sales of lighting products were $211 thousand and $227 thousand, representing 7% and 6% of our revenues for the six months ended February 28, 2023 and February 28, 2022, respectively. Revenues attributable to the sales of lighting products were $16 thousand lower for the six months ended February 28, 2023 primarily due to less demand for the lighting products sold.

Revenues attributable to other revenues represented 47% and 17% of our revenues for the six months ended February 28, 2023 and February 28, 2022, respectively. The increase in revenues attributable to other revenues was primarily due to the non-recurring sale of raw materials and a joint development project with CrayoNano AS beginning in January 2022.

Cost of Revenues

Our cost of revenues decreased by 27% from $2.9 million for the six months ended February 28, 2022 to $2.1 million for the six months ended February 28, 2023. The decrease in cost of revenues was primarily due to the decrease in the volume of products sold.

Gross Profit

Our gross profit decreased from $726 thousand for the six months ended February 28, 2022 to $725 thousand for the six months ended February 28, 2023. Our gross margin percentage was 25% for the six months ended February 28, 2023, as compared to 20% for the six months ended February 28, 2022 as a consequence of an increase in the sales of products with higher margin.

Operating Expenses

	Six Months Ended
	February 28, 2023		February 28, 2022
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$660	23%	$699	19%	$(39)	(6)%
Selling, general and administrative	1,421	50%	1,523	42%	(102)	(7)%
Gain on disposals of long-lived assets, net	—	—%	(139)	(4)%	139	(100)%
Total operating expenses	$2,081	73%	$2,083	57%	$(2)	(0)%

Research and development

Our research and development expenses were $660 thousand and $699 thousand for the six months ended February 28, 2023 and February 28, 2022, respectively. The decrease was primary due to a $18 thousand decrease in engineering experiment fee and $14 thousand decrease in professional service fees.

Selling, general and administrative

Our selling, general and administrative expenses were $1.4 million and $1.5 million for the six months ended February 28, 2023 and February 28, 2022. The decrease was mainly attributable to a decrease of $83 thousand in insurance expense and $22 thousand decrease in patent membership fee and other various expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $0 thousand and $139 thousand on the disposal of long-lived assets for the six months ended February 28, 2023 and February 28, 2022, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment in the six months ended February 28, 2022.

Other Income (Expenses)

	Six Months Ended
	February 28, 2023		February 28, 2022
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	(152)	(5)%	(183)	(6)%
Other income, net	471	17%	951	26%
Foreign currency transaction loss, net	(17)	(1)%	(88)	(2)%
Total other income (expenses), net	$302	11%	$680	19%

Interest expenses, net Interest expenses, net which primarily consisted of accrued interest payment on convertible notes, NT dollar denominated long-term notes and $3.2 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expense, net was primarily due to higher interest income for the six months ended February 28, 2023

Other income, net Other income, net decreased from $951 thousand for the six months ended February 28, 2022, to $471 thousand for the six months ended February 28, 2023, primarily due to higher rental income and payments received under the new Patent Cross-License Agreement with CrayoNano AS for the six months ended February 28, 2022.

Foreign currency transaction loss, net We recognized a net foreign currency transaction loss of $17 thousand and $88 thousand for the six months ended February 28, 2023 and February 28, 2022, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits and accounts payables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2023 and was zero for fiscal 2022, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net (Loss) Income Attributable to Noncontrolling Interests

Six Months Ended
	February 28, 2023		February 28, 2022
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net (loss) income attributable to noncontrolling interests	$(1)	—%	$13	—

We recognized net loss of attributable to non-controlling interests of $1 thousand net gain of $13 thousand for the six months ended February 28, 2023 and February 28, 2022, respectively, which was attributable to the share of the net (loss) gain of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented 2.63% and 3.05% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of February 28, 2023 and 2022, respectively.

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

Sources and Uses of Cash

As of February 28, 2023 and August 31, 2022, we had cash and cash equivalents of $3.9 million and $4.3 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of April 6, 2023, we had no available credit facility.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $6.7 million and $6.9 million as of February 28, 2023 and August 31, 2022, respectively.

Our NT dollar denominated long-term notes, totaled $3.2 million of both February 28, 2023 and August 31, 2022. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.44% (or 2.165% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.82% (or 2.545% currently) and is available for operating capital. These loans are secured by an $81 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 28, 2023, our outstanding balance on this note payable was approximately $1.3 million.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 28, 2023, our outstanding balance on this note payable was approximately $798 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $2.6 million and $2.8 million as of February 28, 2023 and August 31, 2022, respectively.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively, unless the loans were sooner accelerated pursuant to the loan agreements. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was second extended with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of these loans was further extended with same terms and interest rate for one year to January 15, 2024. As of February 28, 2023 and August 31, 2022, the outstanding principal of these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and were scheduled to mature on May 30, 2022, and on May 26, 2022, the Notes were further extended with the same terms and interest rate for one year and now mature on May 30, 2023. As of February 28, 2023 and August 31, 2022, the outstanding principal of these notes totaled $1.4 million.

Working Capital

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $541 thousand and $172 thousand during the three months ended February 28, 2023 and 2022, respectively. Net cash used in operating activities for the six months ended February 28, 2023 was $85 thousand. As of February 28, 2023, we had cash and cash equivalents of $3.9 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We agreed to pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. During the year ended August 31, 2022, we sold 286,328 shares of common stocks for gross proceeds of $995 thousand with $31 thousand paid as placement agent fees under our ATM program. We did not sell any shares under the ATM program in the first and second quarter of fiscal 2023. We may resume sales of Placement Shares after the issuance of the second quarter Form 10-Q.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2023 is approximately $5.1 million, which we expect to fund through the issuance of additional equity under the ATM program and through loan extensions. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. The loans with each of our Chairman and Chief Executive Officer and our largest shareholder are expected to be extended upon maturity. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 28, 2023	February 28, 2022
Net cash used in operating activities	$(85)	$(1,031)
Net cash (used in) provided by investing activities	$(92)	$84
Net cash used in financing activities	$(240)	$(260)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended February 28, 2023 and February 28, 2022 was $85 thousand and $1.0 million, respectively. The decrease in cash flows used in operating activities for the six months ended February 28, 2023 was primary attributable to a decrease of $651 thousand of accounts receivable and $494 thousand increase in accrued expenses and other current liabilities and a decrease of $139 thousand in gain on disposal of long-lived assets, offset partially by $377 thousand increase in net loss.

Cash Flows (Used In) Provided By Investing Activities

Net cash used in investing activities for the six months ended February 28, 2023 was $92 thousand, consisting primarily of $83 thousand of purchases of property, plant and equipment and $9 thousand of payments for development of intangible assets.

Net cash provided by investing activities for the six months ended February 28, 2022 was $84 thousand, consisting primarily of $139 thousand of proceeds from sales of property, plant and equipment, offset in part by $49 thousand of purchases of machinery and equipment and $6 thousand of payments for development of intangible assets.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the six months ended February 28, 2023 and February 28, 2022 was $240 thousand and $260 thousand, respectively. The decrease was primary attributable to the repayments of long-term debt.

Capital Expenditures

We had capital expenditures of $83 thousand and $49 thousand for the six months ended February 28, 2023 and 2022, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 28, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 28, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of February 28, 2023.

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

The market prices and trading volume of our shares of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. For example, during fiscal 2023 to date, the market price of our common stock has fluctuated from a high of $2.88 per share on September 9, 2022 to a low of $1.54 per share on December 28, 2022. During fiscal 2023 to date, daily trading volume ranged from approximately 1,000 to 164,000 shares.

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

10.1

Third Amendment to Loan Agreement dated January 13, 2023 between SemiLEDs Corporation and J.R. Simplot Company (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 18, 2023)

10.2

Third Amendment to Loan Agreement dated January 13, 2023 between SemiLEDs Corporation and Trung Doan (incorporated by reference from Exhibit 1.2 to the Company's Current Report on Form 8-K filed on January 18, 2023)

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 12, 2023	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)