Form 10-Q
period 2023-05-31
SemiLEDs Corp
filed 2023-07-07
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,915,282 shares of common stock, par value $0.0000056 per share, outstanding as of June 30, 2023.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31,	August 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,041	$4,274
Restricted cash and cash equivalents	81	82
Accounts receivable (including related parties), net of allowance for doubtful accounts of $180 and $181 as of May 31, 2023 and August 31, 2022, respectively	981	880
Inventories	4,207	3,784
Prepaid expenses and other current assets	160	123
Total current assets	8,470	9,143
Property, plant and equipment, net	3,360	4,139
Operating lease right of use assets	1,456	1,578
Intangible assets, net	98	102
Investments in unconsolidated entities	913	922
Other assets	286	170
TOTAL ASSETS	$14,583	$16,054
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,072	$5,063
Accounts payable	544	286
Accrued expenses and other current liabilities	2,690	2,702
Other payable to related parties	1,298	1,061
Operating lease liabilities, current	144	143
Total current liabilities	9,748	9,255
Long-term debt, excluding current installments	1,493	1,866
Operating lease liabilities, less current portion	1,312	1,435
Total liabilities	12,553	12,556
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,915 shares and 4,832 shares issued and outstanding as of May 31, 2023 and August 31, 2022, respectively	—	—
Additional paid-in capital	184,092	183,711
Accumulated other comprehensive income	3,658	3,697
Accumulated deficit	(185,764)	(183,955)
Total SemiLEDs stockholders' equity	1,986	3,453
Noncontrolling interests	44	45
Total equity	2,030	3,498
TOTAL LIABILITIES AND EQUITY	$14,583	$16,054

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenues, net	$1,679	$1,784	$4,526	$5,425
Cost of revenues	1,438	1,448	3,560	4,363
Gross profit	241	336	966	1,062
Operating expenses:
Research and development	372	357	1,032	1,056
Selling, general and administrative	850	810	2,271	2,333
Gain on disposals of long-lived assets, net	—	(57)	—	(196)
Total operating expenses	1,222	1,110	3,303	3,193
Loss from operations	(981)	(774)	(2,337)	(2,131)
Other income (expenses):
Interest expenses, net	(67)	(94)	(219)	(277)
Other income, net	295	264	766	1,215
Foreign currency transaction loss, net	(3)	(307)	(20)	(395)
Total other income (expenses), net	225	(137)	527	543
Loss before income taxes	(756)	(911)	(1,810)	(1,588)
Income tax expense	—	—	—	—
Net loss	(756)	(911)	(1,810)	(1,588)
Less: Net income (loss) attributable to noncontrolling interests	—	5	(1)	18
Net loss attributable to SemiLEDs stockholders	$(756)	$(916)	$(1,809)	$(1,606)
Net loss per share attributable to SemiLEDs stockholders:
Basic	$(0.15)	$(0.20)	$(0.37)	$(0.36)
Diluted	$(0.15)	$(0.20)	$(0.37)	$(0.36)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic	4,897	4,517	4,866	4,488
Diluted	4,897	4,517	4,866	4,488

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net loss	$(756)	$(911)	$(1,810)	$(1,588)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(33)	115	(39)	149
Comprehensive loss	$(789)	$(796)	$(1,849)	$(1,439)
Comprehensive income (loss) attributable to noncontrolling interests	—	$4	$(1)	$16
Comprehensive loss attributable to SemiLEDs stockholders	$(789)	$(800)	$(1,848)	$(1,455)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2022	4,832	$—	$183,711	$3,697	$(183,955)	$3,453	$45	$3,498
Stock-based compensation	16	—	125	—	—	125	—	125
Comprehensive loss:
Other comprehensive loss	—	—	—	(55)	—	(55)	—	(55)
Net loss	—	—	—	—	(512)	(512)	3	(509)
BALANCE—November 30, 2022	4,848	—	183,836	3,642	(184,467)	3,011	48	3,059
Stock-based compensation	44	—	115	—	—	115	—	115
Comprehensive income:
Other comprehensive income	—	—	—	49	—	49	—	49
Net loss	—	—	—	—	(541)	(541)	(4)	(545)
BALANCE—February 28, 2023	4,892	—	183,951	3,691	(185,008)	2,634	44	2,678
Stock-based compensation	23	—	141	—	—	141	—	141
Comprehensive loss:
Other comprehensive loss	—	—	—	(33)	—	(33)	—	(33)
Net loss	—	—	—	—	(756)	(756)	—	(756)
BALANCE—May 31, 2023	4,915	$—	$184,092	$3,658	$(185,764)	$1,986	$44	$2,030

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2021	4,460	$—	$182,255	$3,543	$(181,211)	$4,587	$39	$4,626
Stock-based compensation	—	—	43	—	—	43	—	43
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	9	—	9	(1)	8
Net loss	—	—	—	—	(518)	(518)	(7)	(525)
BALANCE—November 30, 2021	4,460	—	182,298	3,552	(181,729)	4,121	31	4,152
Issuance of common stock under equity incentive plans	54	—	—	—	—	—	—	—
Stock-based compensation	—	—	154	—	—	154	—	154
Comprehensive income:
Other comprehensive income	—	—	—	26	—	26	—	26
Net loss	—	—	—	—	(172)	(172)	20	(152)
BALANCE—February 28, 2022	4,514	—	182,452	3,578	(181,901)	4,129	51	4,180
Stock-based compensation	—	—	132	—	—	132	—	132
Issuance of common stock under equity incentive plans	16	—	—	—	—	—	—	—
Issuance of common stock in registered offering	—	—	1	—	—	1	—	1
Change ownership in SBDI*	—	—	(16)	—	—	(16)	(7)	(23)
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	116	—	116	(1)	115
Net loss	—	—	—	—	(916)	(916)	5	(911)
BALANCE—May 31, 2022	4,530	$—	$182,569	$3,694	$(182,817)	$3,446	$48	$3,494

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended
	May 31, 2023	May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,810)	$(1,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885	635
Stock-based compensation expense	381	329
Provisions for inventory write-downs	471	592
Gain on disposals of long-lived assets, net	—	(196)
Loss on disposals of patent	4	9
Changes in :
Accounts receivable	(81)	(597)
Inventories	(929)	(882)
Prepaid expenses and other	158	104
Accounts payable	253	(143)
Accrued expenses and other current liabilities	23	(126)
Net cash used in operating activities	(645)	(1,863)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(212)	(69)
Proceeds from sales of property, plant and equipment	—	187
Payments for development of intangible assets	(16)	(11)
Net cash (used in) provided by investing activities	(228)	107
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(354)	(368)
Issuance of common stock in registered offering	—	1
Acquisition of noncontrolling interests	—	(23)
Net cash used in financing activities	(354)	(390)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(8)	327
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,235)	(1,819)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	4,452	5,028
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$3,217	$3,209
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$28	$56

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

As of May 31, 2023, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance sheet as of May 31, 2023, the statements of operations and comprehensive loss for the three and nine months ended May 31, 2023 and 2022, the statement of changes in equity for the three and nine months ended May 31, 2023 and 2022, and the statements of cash flows for the nine months ended May 31, 2023 and 2022. The results for the three or nine months ended May 31, 2023 are not necessarily indicative of the results to be expected for the year ending August 31, 2023.

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

The Company suffered losses from operations of $3.2 million and $3.9 million, and net cash used in operating activities of $1.5 million and $1.7 million for the years ended August 31, 2022 and 2021, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.4 million for the year ended August 31, 2022 compared to $1.0 million for the year ended August 31, 2021. Loss from operations for the three and nine months ended May 31, 2023 was $981 thousand and $2.3 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2023 was $645 thousand. Moreover, at May 31, 2023, the Company’s cash and cash equivalents had decreased to $3.0 million. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of May 31, 2023 and August 31, 2022, the Company’s restricted cash equivalents at current portion amounted $81 thousand and $82 thousand, respectively. As of May 31, 2023 and August 31, 2022, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $95 thousand and $96 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of May 31, 2023 and August 31, 2022, cash and cash equivalents of the Company consisted of the following (in thousands):

	May 31,	August 31,
Cash and Cash Equivalents by Location	2023	2022
United States;
Denominated in U.S. dollars	$181	$2,215
Taiwan;
Denominated in U.S. dollars	2,768	1,447
Denominated in New Taiwan dollars	43	127
Denominated in other currencies	49	485
Total cash and cash equivalents	$3,041	$4,274

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

Net revenues generated from sales to the top ten customers represented 90% and 91% of the Company’s net revenues for the three and nine months ended May 31, 2023, respectively, and 86% and 88% of the Company’s net revenues for the three and nine months ended May 31, 2022, respectively.

The Company’s revenues have been concentrated in a few select markets, including the United States, Japan, Netherlands and Taiwan. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 86% and 89% of the Company’s net revenues for the three and nine months ended May 31, 2023, respectively, and 81% and 80% of the Company’s net revenues for the three and nine months ended May 31, 2022, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares, and, as a result, noncontrolling interest in the Company increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, the Company purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. Therefore, the noncontrolling interest in SBDI was down to 2.63% as of May 31, 2023.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for fiscal years beginning September 1, 2022, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company concluded that the standard has no material impact on its unaudited condensed consolidated financial statements.

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2023 and August 31, 2022 consisted of the following (in thousands):

	May 31,	August 31,
	2023	2022
Raw materials	$501	$493
Work in process	1,249	953
Finished goods	2,457	2,338
Total	$4,207	$3,784

Inventory write-downs to estimated net realizable values were $97 thousand and $471 thousand for the three and nine months ended May 31, 2023, respectively, and $176 thousand and $592 thousand for the three and nine months ended May 31, 2022, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2023 and August 31, 2022 consisted of the following (in thousands):

	May 31,	August 31,
	2023	2022
Buildings and improvements	$13,591	$13,698
Machinery and equipment	27,442	27,649
Leasehold improvements	159	161
Other equipment	2,261	2,283
Construction in progress	105	81
Total property, plant and equipment	43,558	43,872
Less: Accumulated depreciation and amortization	(40,198)	(39,733)
Property, plant and equipment, net	$3,360	$4,139

Intangible Assets

Intangible assets as of May 31, 2023 and August 31, 2022 consisted of the following (in thousands):

	May 31, 2023
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$581	$483	$98
Acquired technology	5	331	331	—
Total		$912	$814	$98

	August 31, 2022
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$580	$478	$102
Acquired technology	5	335	335	—
Total		$915	$813	$102

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of May 31, 2023 and August 31, 2022 consisted of the following (in thousands):

	May 31,	August 31,
	2023	2022
Accrued compensation and benefits	$1,772	$1,678
Customer deposits	373	346
Accrued business expenses	149	176
Other (individually less than 5% of total accrued expenses and other current liabilities)	396	502
Total	$2,690	$2,702

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2023 and August 31, 2022 consisted of the following (in thousands, except percentages):

	May 31, 2023		August 31, 2022
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments:
Equity investment without readily determinable fair value	Various	$913	Various	$922
Total investments in unconsolidated entities		$913		$922

There were no dividends received from unconsolidated entities through May 31, 2023.

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

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with unrelated parties, primarily for land, plant and office spaces in Taiwan, which include cancelable and noncancelable leases which expire at various dates between December 2024 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $39 thousand and $125 thousand for three months and nine months ended May 31, 2023, respectively. Lease expense related to these noncancelable operating leases was $36 thousand and $120 thousand for three months and nine months ended May 31, 2022, respectively.

Balance sheet information related to the Company’s leases is presented below:

	May 31, 2022	August 31, 2022
Assets
Operating lease right of use assets	$1,456	$1,578
Liabilities
Operating lease liabilities, current portion	$144	$143
Operating lease liabilities, less current portion	1,312	1,435
Total	$1,456	$1,578

The following provides details of the Company’s lease expenses:

	Three Months Ended May 31,
	2023	2022
Operating lease expenses, net	$39	36

	Nine Months Ended May 31,
	2023	2022
Operating lease expenses, net	$125	120

Other information related to leases is presented below:

	Nine Months Ended May 31,
	2023	2022
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$125	$120
Weighted Average Remaining Lease Term:
Operating leases	15.98 years	16.72 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of May 31, 2023 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2023	$42
2024	168
2025	127
2026	94
2027	94
Thereafter	1,142
Total future minimum lease payments, undiscounted	1,667
Less: Imputed interest	(211)
Present value of future minimum lease payments	$1,456

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $120 thousand and $121 thousand as of May 31, 2023 and August 31, 2022, respectively.

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

As of May 31 2023, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell, from time to time through the Agent , the Company’s common stock having an aggregate offering price of up to the greater of $20,000,000, or the aggregate market value of common stock sold by the Company in the prior 12 months which is no more than one-third of the aggregate market value of the Company's common stock held by non-affiliates (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. During the year ended August 31, 2022, the Company sold 286,328 shares of the Company's common stock for gross proceeds of $995,099 before placement agent fees and bank fees of $30,626. No sales were made during the nine months ended May 31, 2023.

7. Stock-based Compensation

The Company currently has one equity incentive plan (the “2010 Plan”), which provides for awards in the form of restricted shares, stock units, stock options or stock appreciation rights to the Company’s employees, officers, directors and consultants. In April 2014, SemiLEDs’ stockholders approved an amendment to the 2010 Plan that increased the number of shares authorized for issuance under the plan by an additional 250 thousand shares. On July 31, 2019, the stockholders approved an amendment to increase in the authorized share reserve under the 2010 plan by an additional 500 thousand shares, to extend the expiration of the 2010 Plan to November 2, 2023, to remove the IRS Code section 162(m) provisions, and to modify the maximum grant limit to 35 thousand shares to one person in a one year period. On September 25, 2020, the stockholders approved the amended 2010 Equity Incentive Plan to increase the authorized shares reserve by an additional 400 thousand shares. On March 17, 2023, the Board approved the amendment of the 2010 Plan to extend the term to March 17, 2033, which was approved by the Company's stockholders at the annual meeting held on May 18, 2023.

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under the 2010 Plan, respectively, as of May 31, 2023 and 2022. As of May 31, 2023 and 2022, there were 674 thousand and 820 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In April 2023, SemiLEDs granted 110.5 thousand restricted stock units to its employees, which will vest 12.5% every three months from the vesting commencement date of April 25, 2023 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $1.87 per unit.

In March 2023, SemiLEDs granted 20 thousand restricted stock units to its employee, which will vest 25% every anniversary starting from the vesting commencement date of March 8, 2023 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.30 per unit.

In November 2022, SemiLEDs granted 15 thousand restricted stock units to its directors that vest 25% every three months on February 7, 2023, May 7, 2023, August 7, 2023 and November 7, 2023. 100% of the unvested stock units was immediately vested on May 18, 2023, the date of the 2023 annual meeting. The grant-date fair value of the restricted stock units was $2.33 per unit.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Cost of revenues	$38	$35	$108	$89
Research and development	40	36	112	90
Selling, general and administrative	63	61	161	150
	$141	$132	$381	$329

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Stock units and stock options to purchase common stock	80	1	81	93

9. Income Taxes

The Company’s income (loss) before income taxes for the three and nine months ended May 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
U.S. operations	$(228)	$(265)	$(595)	$(595)
Foreign operations	(528)	(646)	(1,215)	(993)
Loss before income taxes	$(756)	$(911)	$(1,810)	$(1,588)

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

As of both May 31 2023 and August 31, 2022, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2017 through 2021 remain open in most jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2016. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Related Party Transactions

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of these loans was further extended with same terms and interest rate for one year to January 15, 2024. As of May 31, 2023 and August 31, 2022, the outstanding principal of these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, the Company entered into the Third Amendment to Convertible Unsecured Promissory Notes ("Third Amendments") to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. All other terms and conditions of the Notes remain the same. As of May 31, 2023 and August 31, 2022, the outstanding principal of these notes totaled $1.4 million.

11. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company has analyzed its operations subsequent to May 31, 2023 to the date these unaudited condensed consolidated financial statements were issued, finding that no material subsequent events need to be disclosed.

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
•
The uncertainty and continuing impact of the COVID-19 and other health epidemics and outbreaks on our business and the business of our customers.
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

•
Adverse development in those selected markets, including the United States, Japan, Netherlands and Taiwan where our revenues are concentrated, including the uncertain impact of inflation on customer demand.
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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•
Our ability to raise additional debt, sell additional equity securities and improve our liquidity. We need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations. In July 2021, we established an at-the-market equity program ("ATM") that allows us from time to time to sell up to the greater of $20 million of shares of our common stock, or the aggregate market value of common stock sold by us in the prior 12 months which is no more than one-third of the aggregate market value of our common stock held by non-affiliates. During fiscal 2022, we sold 286,328 shares of our common stock pursuant to the ATM program for net proceeds of $964,473. However, we may not be able to obtain new debt funding or sell additional equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

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
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the United States, Japan, Netherlands and Taiwan. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED ‑ sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and the nine months ended May 31, 2023, sales to our three largest customers, in the aggregate, accounted for 60% and 56% of our revenues, respectively. Revlon, our largest customer in fiscal 2022, filed for Chapter 11 bankruptcy in June 2022, which resulted in a write off receivable of $126 thousand for the year ended August 31, 2022. If Revlon is not able to reorganize its business successfully, our revenue and financial results could be adversely impacted.

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
•
Cash position. Our cash and cash equivalents were $3.0 million for both May 31, 2023 and 2022. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. In December 2019, we issued convertible unsecured promissory notes with a principal sum of $2 million, of which $600 thousand of convertible notes were converted into 200 thousand shares with conversion price of $3.00 per share of common stock in May 2020. On May 26, 2021 the Notes were extended with the same terms and interest rate for one year and matured on May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and matured on May 30, 2023. On June 6, 2023, the Notes were third extended to the maturity date from May 30, 2023 to May 30, 2024 with the conversion price changed from $3.00 to $2.046 per share. All other terms and conditions of the Notes remain the same. As of May 31, 2023 and August 31, 2022, the outstanding principal of these notes totaled $1.4 million. Based on our current financial projections, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three and nine months ended May 31, 2023 and 2022.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $97 thousand and $176 thousand for the three months ended May 31, 2023 and 2022, respectively. Inventory write‑downs to estimated net realizable values were $471 thousand and $592 thousand for the nine months ended May 31, 2023 and 2022, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On May 31, 2023, the exchange rate was 30.75 NT dollars to one U.S. dollar. On June 30, 2023, the exchange rate was 30.82 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2023 Compared to the Three Months Ended May 31, 2022

	Three Months Ended
	May 31, 2023		May 31, 2022
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$35	2%	$57	3%	$(22)	(39)%
LED components	1,080	64%	1,205	68%	(125)	(10)%
Lighting products	96	6%	158	9%	(62)	(39)%
Other revenues(1)	468	28%	364	20%	104	29%
Total revenues, net	1,679	100%	1,784	100%	(105)	(6)%
Cost of revenues	1,438	86%	1,448	81%	(10)	(1)%
Gross profit	$241	14%	$336	19%	$(95)	(28)%

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues decreased by 6% to $1.7 million for the three months ended May 31, 2023 from $1.8 million for the three months ended May 31, 2022. The decrease in revenues was driven primarily by a $125 thousand decrease in sales of LED components, a $22 thousand decrease in sales of LED chips and a $62 thousand decrease in lighting products, offset in part by a $104 thousand increase in other revenues.

Revenues attributable to the sales of our LED chips were $35 thousand and $57 thousand, representing 2% and 3%, respectively, of our revenues for the three months ended May 31, 2023 and 2022. The decrease was primarily due to less volumes sold for the LED chips. We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Revenues attributable to the sales of our LED components were $1,080 thousand and $1,205 thousand, representing 64% and 68%, respectively, of our revenues for the three months ended May 31, 2023 and 2022. Revenues attributable to sales of LED components were lower for the three months ended May 31, 2023 primarily due to less volumes sold.

Revenues attributable to the sales of lighting products represented 6% and 9% of our revenues for the three months ended May 31, 2023 and 2022, respectively. Revenues attributable to the sales of lighting products were lower for the three months ended May 31, 2023 primarily due to lower in demand for LED lighting products.

Revenues attributable to other revenues represented 28% and 20% of our revenues for the three months ended May 31, 2023 and 2022, respectively. The increase in revenues attributable to other revenues was primarily due to a service charge to CrayoNano AS in the three months ended May 31, 2023.

Cost of Revenues

Our cost of revenues was $1.4 million for both the three months ended May 31, 2023 and 2022. The slight decrease in cost of revenues was due to the decrease in the volume of products sold.

Gross Profit

Our gross profit decreased from $336 thousand for the three months ended May 31, 2022 to $241 thousand for the three months ended May 31, 2023. Our gross margin percentage decreased from 19% for the three months ended May 31, 2022 to 14% for the three months ended May 31, 2023 as a consequence of a decrease in the sales of products with higher margins.

Operating Expenses

	Three Months Ended
	May 31, 2023		May 31, 2022
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$372	22%	$357	20%	$15	4%
Selling, general and administrative	850	51%	810	45%	40	5%
Gain on disposals of long-lived assets, net	—	—%	(57)	(3)%	57	(100)%
Total operating expenses	$1,222	73%	$1,110	62%	$112	10%

Research and development Our research and development expenses were $372 thousand and $357 thousand for the three months ended May 31, 2023 and 2022, respectively. The increase was primary due to a $55 thousand increase in materials and supplies, partially offset by a $32 thousand decrease in payroll and compensation and a $4 thousand decrease in professional service fees.

Selling, general and administrative Our selling, general and administrative expenses increased from $810 thousand for the three months ended May 31, 2022 to $850 thousand for the three months ended May 31, 2023. The increase was mainly attributable to an increase in stock-based compensation and professional service fees offset by various other expenses.

Gain on disposal of long-lived assets, net We recognized a net gain of $0 thousand and $57 thousand on the disposal of long-lived assets for the three months ended May 31, 2023 and 2022. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain items of our idle equipment during the three months ended May 31, 2022.

Other Income (Expenses)

	Three Months Ended
	May 31, 2023		May 31, 2022
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	(67)	(4)%	(94)	(5)%
Other income, net	295	18%	264	15%
Foreign currency transaction loss, net	(3)	—%	(307)	(17)%
Total other income (expenses), net	$225	14%	$(137)	(7)%

Interest expenses, net Interest expenses, net primarily consisted of accrued interest payment on convertible notes, NT dollar denominated long-term notes and $3.2 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expenses, net was primarily due to higher interest income for the three months ended May 31, 2023.

Other income, net Other income, net which primarily consisted of the rental income, was $295 thousand and $264 thousand for the three months ended May 31, 2023 and May 31, 2022, respectively.

Foreign currency transaction loss, net We recognized a net foreign currency transaction loss of $3 thousand and $307 thousand for the three months ended May 31, 2023 and 2022, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits and accounts payables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2023 and was zero for fiscal 2022, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income Attributable to Noncontrolling Interests

Three Months Ended
	May 31, 2023		May 31, 2022
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$—	—%	$5	1%

We recognized net income attributable to non-controlling interests of $0 and $5 thousand for the three months ended May 31, 2023 and 2022, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd. held by the non-controlling holders. Non-controlling interests represented 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., for both May 31, 2023 and 2022.

Nine months Ended May 31, 2023 Compared to the Nine months Ended May 31, 2022

	Nine Months Ended
	May 31, 2023		May 31, 2022
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$106	2%	$153	2%	$(47)	(31)%
LED components	2,295	51%	3,896	72%	(1,601)	(41)%
Lighting products	307	7%	385	7%	(78)	(20)%
Other revenues(1)	1,818	40%	991	18%	827	83%
Total revenues, net	4,526	100%	5,425	100%	(899)	(17)%
Cost of revenues	3,560	79%	4,363	80%	(803)	(18)%
Gross profit	$966	21%	$1,062	20%	$(96)	(9)%

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues decreased by 16% from $5.4 million for the nine months ended May 31, 2022 to $4.5 million for the nine months ended May 31, 2023. The $899 thousand decrease in revenues reflects a $1.6 million decrease in sales of LED components, a $78 thousand decrease in revenues attributable to sales of lighting products and a $47 thousand decrease in sales of LED chips, offset by a $827 thousand increase in revenues attributable to other revenues.

Revenues attributable to the sales of our LED chips were $106 thousand and $153 thousand, representing 2% of our revenues for both nine months ended May 31, 2023 and 2022. The slight decrease in revenues attributable to sales of LED chips was a result of a decrease in the volume of LED chips sold.

Revenues attributable to the sales of our LED components were $2.3 million and $3.9 million, representing 51% and 72% of our revenues for the nine months ended May 31, 2023 and 2022, respectively. The decrease in revenues attributable to sales of LED components was primarily due to less volumes sold.

Revenues attributable to the sales of lighting products were $307 thousand and $385 thousand, representing 7% of our revenues for both nine months ended May 31, 2023 and 2022. Revenues attributable to the sales of lighting products were $78 thousand lower for the nine months ended May 31, 2023 primarily due to less demand for the lighting products sold.

Revenues attributable to other revenues represented 40% and 18% of our revenues for the nine months ended May 31, 2023 and 2022, respectively. The increase in revenues attributable to other revenues was primarily due to the non-recurring sale of raw materials and a joint development project with CrayoNano AS beginning in January 2022.

Cost of Revenues

Our cost of revenues decreased by 18% from $4.4 million for the nine months ended May 31, 2022 to $3.6 million for the nine months ended May 31, 2023. The decrease in cost of revenues was primarily due to the decrease in the volume of products sold.

Gross Profit

Our gross profit decreased from $1.1 million for the nine months ended May 31, 2022 to $966 thousand for the nine months ended May 31, 2023. Our gross margin percentage was 21% for the nine months ended May 31, 2023, as compared to 20% for the nine months ended May 31, 2022 as a consequence of an increase in the sales of products with higher margins.

Operating Expenses

	Nine Months Ended
	May 31, 2023		May 31, 2022
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,032	23%	$1,056	19%	$(24)	(2)%
Selling, general and administrative	2,271	50%	2,333	43%	(62)	(3)%
Gain on disposals of long-lived assets, net	—	—%	(196)	(4)%	196	(100)%
Total operating expenses	$3,303	73%	$3,193	58%	$110	3%

Research and development Our research and development expenses were $1.0 million and $1.1 million for the nine months ended May 31, 2023 and 2022, respectively. The decrease was primary due to a $35 thousand decrease in payroll and compensation, an $18 thousand decrease in professional service fees and a $22 thousand decrease in depreciation and amortization offset by a $58 thousand increase in material and supplies.

Selling, general and administrative Our selling, general and administrative expenses were $2.3 million for both nine months ended May 31, 2023 and May 31, 2022. The slight decrease was mainly attributable to a $175 thousand decrease in other expenses offset partially by a $69 thousand increase in payroll and compensation and $30 thousand increase in professional service fees.

Gain on disposal of long-lived assets, net

We recognized a net gain of $0 and $196 thousand on the disposal of long-lived assets for the nine months ended May 31, 2023 and 2022, respectively. Due to the excess capacity charges that we have experienced for the last few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain items of our idle equipment in the nine months ended May 31, 2022.

Other Income (Expenses)

	Nine Months Ended
	May 31, 2023		May 31, 2022
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	(219)	(5)%	(277)	(5)%
Other income, net	766	17%	1,215	22%
Foreign currency transaction loss, net	(20)	—%	(395)	(7)%
Total other income, net	$527	12%	$543	10%

Interest expenses, net Interest expenses, net primarily consisted of accrued interest payment of convertible notes, NT dollar denominated long-term notes and $3.2 million of loans with our Chairman and Chief Executive Officer and our largest shareholders. The decrease in interest expense, net was primarily due to higher interest income for the nine months ended May 31, 2023.

Other income, net Other income, net decreased from $1.2 million for the nine months ended May 31, 2022, to $766 thousand for the nine months ended May 31, 2023, primarily due to rental income and payments received under the new Patent Cross-License Agreement with CrayoNano AS for the nine months ended May 31, 2022.

Foreign currency transaction loss, net We recognized a net foreign currency transaction loss of $20 thousand and $395 thousand for the nine months ended May 31, 2023 and 2022, respectively, primarily due to the appreciation on the U.S. dollar against the NT dollar from bank deposits and accounts payables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2023 and was zero for fiscal 2022, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net (Loss) Income Attributable to Noncontrolling Interests

Nine Months Ended
	May 31, 2023		May 31, 2022
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net (loss) income attributable to noncontrolling interests	$(1)	—%	$18	—

We recognized net loss attributable to non-controlling interests of $1 thousand and net gain of $18 thousand for the nine months ended May 31, 2023 and 2022, respectively, which was attributable to the share of the net (loss) gain of Taiwan Bandaoti Zhaoming Co., Ltd. held by the remaining non-controlling holders. Non-controlling interests represented 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., for both May 31, 2023 and 2022.

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

Sources and Uses of Cash

As of May 31, 2023 and August 31, 2022, we had cash and cash equivalents of $3.0 million and $4.3 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of June 30, 2023, we had no available credit facility.

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

Our long-term liabilities consist primarily of long-term debt and operating lease liabilities.

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $6.6 million and $6.9 million as of May 31, 2023 and August 31, 2022, respectively.

Our NT dollar denominated long-term notes, totaled $3.2 million of both May 31, 2023 and August 31, 2022. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.565% (or 2.29% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.945% (or 2.67% currently) and was used for operating capital. These loans are secured by an $81 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $24 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2023, our outstanding balance on this note payable was approximately $1.2 million.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2023, our outstanding balance on this note payable was approximately $747 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $2.5 million and $2.8 million as of May 31, 2023 and August 31, 2022, respectively.

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of both 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the cancelled proposed sale of the Company’s headquarters building pursuant to the agreement dated December 15, 2015. The Company was required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of these loans was further extended with same terms and interest rate for one year to January 15, 2024. As of May 31, 2023 and August 31, 2022, the outstanding principal of these loans totaled $3.2 million. The loans are secured by a second priority security interest on the headquarters building of the Company.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, its Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest shall be due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into the Company’s common stock based on a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, the Company entered into the Third Amendment to Convertible Unsecured Promissory Notes ("Third Amendments") to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. All other terms and conditions of the Notes remain the same. As of May 31, 2023 and August 31, 2022, the outstanding principal of these notes totaled $1.4 million.

Working Capital

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $756 thousand and $916 thousand during the three months ended May 31, 2023 and 2022, respectively. Net cash used in operating activities for the nine months ended May 31, 2023 was $645 thousand. As of May 31, 2023, we had cash and cash equivalents of $3.0 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity to our stockholders.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell, from time to time through the Agent, our common stock having an aggregate offering price of up to the greater of $20,000,000 or the aggregate market value of common stock sold by us in the prior 12 months which is no more than one-third of the aggregate market value of our common stock held by non-affiliates (the “Placement Shares”). Sales of the Placement Shares will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We agreed to pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. During the year ended August 31, 2022, we sold 286,328 shares of common stocks for gross proceeds of $995 thousand with $31 thousand paid as placement agent fees under our ATM program. As of May 31, 2023, we had not sold any shares under the ATM program in fiscal 2023. We may resume sales of Placement Shares after the issuance of the third quarter Form 10-Q.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended
	May 31, 2023	May 31, 2022
Net cash used in operating activities	$(645)	$(1,863)
Net cash (used in) provided by investing activities	$(228)	$107
Net cash used in financing activities	$(354)	$(390)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2023 and May 31, 2022 was $645 thousand and $1.9 million, respectively. The decrease in cash flows used in operating activities for the nine months ended May 31, 2023 was primary attributable to a $649 thousand increase of accounts receivable offset by $396 thousand decrease of accounts payable and $126 thousand decrease of accrued expenses and other current liabilities.

Cash Flows (Used In) Provided by Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2023 was $228 thousand, consisting primarily of $212 thousand related to the purchase of property, plant and equipment and $16 thousand in payments for development of intangible assets.

Net cash provided by investing activities for the nine months ended May 31, 2022 was $107 thousand, consisting primarily of $187 thousand of proceeds from the sales of machinery and equipment, offset in part by $69 thousand of purchases of property, plant and equipment and $11 thousand of payments for development of intangible assets.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the nine months ended May 31, 2023 was $354 thousand, consisting primarily of $354 thousand of repayments on long-term debt.

Net cash used in financing activities for the nine months ended May 31, 2022 was $390 thousand, consisting primarily of $368 thousand of repayments on long-term debt and $23 thousand for acquisition of noncontrolling interest.

Capital Expenditures

We had capital expenditures of $212 thousand and $69 thousand for the nine months ended May 31, 2023 and 2022, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease further its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was no material pending legal proceedings or claims as of May 31, 2023.

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

The market prices and trading volume of our shares of common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. For example, during 2023 to date, the market price of our common stock has fluctuated from a low of $1.54 on December 28, 2022 to a high of $2.93 per share on May 25, 2023. During 2023 to date, daily trading volume ranged from approximately 800 to 8,272,400 shares.

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

10.1

Third Amendment to Convertible Unsecured Promissory Note dated June 6, 2023 between SemiLEDs Corporation and Simplot Taiwan Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 6, 2023)

10.2

Third Amendment to Convertible Unsecured Promissory Note dated June 6, 2023 between SemiLEDs Corporation and Trung Doan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 6, 2023)

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 7, 2023	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)