Form 10-Q
period 2023-11-30
SemiLEDs Corp
filed 2024-01-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,969,032 shares of common stock, par value $0.0000056 per share, outstanding as of January 4, 2024.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30,	August 31,
	2023	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,322	$2,572
Restricted cash and cash equivalents	80	78
Accounts receivable (including related parties), net of allowance for doubtful accounts of $177 and $173 as of November 30, 2023 and August 31, 2023, respectively	897	793
Inventories	3,895	4,022
Prepaid expenses and other current assets	145	129
Total current assets	7,339	7,594
Property, plant and equipment, net	3,172	3,233
Operating lease right of use assets	1,362	1,371
Intangible assets, net	100	97
Investments in unconsolidated entities	1,001	974
Other assets	186	186
TOTAL ASSETS	$13,160	$13,455
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$5,055	$5,042
Accounts payable	409	436
Accrued expenses and other current liabilities	2,895	2,711
Other payable to related parties	1,452	1,374
Operating lease liabilities, current portion	88	139
Total current liabilities	9,899	9,702
Long-term debt, excluding current installments	1,237	1,327
Operating lease liabilities, less current portion	1,274	1,232
Total liabilities	12,410	12,261
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 4,969 shares and 4,941 shares issued and outstanding as of November 30, 2023 and August 31, 2023, respectively	—	—
Additional paid-in capital	184,359	184,246
Accumulated other comprehensive income	3,588	3,550
Accumulated deficit	(187,243)	(186,645)
Total SemiLEDs stockholders' equity	704	1,151
Noncontrolling interests	46	43
Total equity	750	1,194
TOTAL LIABILITIES AND EQUITY	$13,160	$13,455

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2023	2022
Revenues, net	$1,650	$1,695
Cost of revenues	1,405	1,232
Gross profit	245	463
Operating expenses:
Research and development	372	365
Selling, general and administrative	742	752
Gain on disposals of long-lived assets	(50)	—
Total operating expenses	1,064	1,117
Loss from operations	(819)	(654)
Other income (expenses):
Investment income	8	—
Interest expenses, net	(88)	(87)
Other income, net	259	242
Foreign currency transaction gain (loss), net	44	(10)
Total other income, net	223	145
Loss before income taxes	(596)	(509)
Income tax expense	—	—
Net loss	(596)	(509)
Less: Net income attributable to noncontrolling interests	2	3
Net loss attributable to SemiLEDs stockholders	$(598)	$(512)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.12)	$(0.11)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	4,885	4,836

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2023	2022
Net loss	$(596)	$(509)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	39	(55)
Comprehensive loss	(557)	(564)
Comprehensive income attributable to noncontrolling interests	3	3
Comprehensive loss attributable to SemiLEDs stockholders	$(560)	$(567)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2023	4,941	$—	$184,246	$3,550	$(186,645)	$1,151	$43	$1,194
Stock-based compensation	28	—	113	—	—	113	—	113
Comprehensive loss:
Other comprehensive income	—	—	—	38	—	38	1	39
Net loss	—	—	—	—	(598)	(598)	2	(596)
BALANCE at November 30, 2023	4,969	$—	$184,359	$3,588	$(187,243)	$704	$46	$750

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2022	4,832	$—	$183,711	$3,697	$(183,955)	$3,453	$45	$3,498
Stock-based compensation	16	—	125	—	—	125	—	125
Comprehensive loss:
Other comprehensive loss	—	—	—	(55)	—	(55)	—	(55)
Net loss	—	—	—	—	(512)	(512)	3	(509)
BALANCE at November 30, 2022	4,848	$—	$183,836	$3,642	$(184,467)	$3,011	$48	$3,059

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(596)	$(509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154	299
Stock-based compensation expense	113	125
Provisions for inventory write-downs	104	178
Gain on disposals of long-lived assets, net	(50)	—
Investment income	(8)	—
Changes in:
Accounts receivable	(37)	253
Inventories	97	(122)
Prepaid expenses and other assets	1	(14)
Accounts payable	(30)	(79)
Accrued expenses and other current liabilities	173	265
Net cash (used in) provided by operating activities	(79)	396
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50)	(63)
Proceeds from sales of property, plant and equipment	50	—
Payments for development of intangible assets	(12)	—
Net cash used in investing activities	(12)	(63)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(114)	(115)
Net cash used in financing activities	(114)	(115)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(41)	16
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(246)	234
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	2,741	4,452
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,495	$4,686
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$19	$44

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

As of November 30, 2023, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

SemiLEDs’ common stock trades on the NASDAQ Capital Market under the symbol “LEDS”.

2. Summary of Significant Accounting Policies

Basis of Presentation —The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 28, 2023. The unaudited condensed consolidated balance sheet as of August 31, 2023 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of November 30, 2023, the unaudited condensed statements of operations and comprehensive loss for the three months ended November 30, 2023 and 2022, the statements of changes in equity for the three months ended November 30, 2023 and 2022, and the statements of cash flows for the three months ended November 30, 2023 and 2022. The results for the three months ended November 30, 2023 are not necessarily indicative of the results to be expected for the year ending August 31, 2024.

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

The Company suffered losses from operations of $3.4 million and $3.2 million and used net cash in operating activities of $984 thousand and $1.5 million for the years ended August 31, 2023 and 2022, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.0 million for the year ended August 31, 2023 compared to $1.4 million for the year ended August 31, 2022. On November 30, 2023, the Company’s cash and cash equivalents had decreased to $2.3 million compared to $4.5 million on November 30, 2022. Further, loss from operations for the three months ended November 30, 2023 and 2022 was $819 thousand and $654 thousand, respectively. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of November 30, 2023 and August 31, 2023, the Company’s restricted cash equivalents at current portion were amounted $80 thousand and $78 thousand, respectively. As of November 30, 2023 and August 31, 2023, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, were $93 thousand and $91 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of November 30, 2023 and August 31, 2023, cash and cash equivalents of the Company consisted of the following (in thousands):

	November 30,	August 31,
Cash and Cash Equivalents by Location	2023	2023
United States;
Denominated in U.S. dollars	$188	$190
Taiwan;
Denominated in U.S. dollars	1,528	2,192
Denominated in New Taiwan dollars (NT$)	556	174
Denominated in other currencies	50	16
Total cash and cash equivalents	$2,322	$2,572

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

Net revenues generated from sales to the top ten customers represented 96% and 93% of the Company’s total net revenues for the three months ended November 30, 2023 and 2022, respectively.

The Company’s revenues have been concentrated in a few select markets, including the United States, Japan, Taiwan and Netherlands. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 92% and 89% of the Company’s net revenues for the three months ended November 30, 2023 and 2022, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd., the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its issued common stock from 12,087,715 to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, the noncontrolling interest in the Company was increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased an additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, the Company purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. The noncontrolling interest in SBDI was 2.63% as of November 30, 2023 and August 31, 2023.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own

Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for the fiscal year beginning September 1, 2022, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company concluded that the standard has no material impact on its unaudited condensed consolidated financial statements.

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2023 and August 31, 2023 consisted of the following (in thousands):

	November 30,	August 31,
	2023	2023
Raw materials	$450	$491
Work in process	930	1,216
Finished goods	2,515	2,315
Total	$3,895	$4,022

Inventory write-downs to estimated net realizable values were $104 thousand and $178 thousand for the three months ended November 30, 2023 and 2022, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2023 and August 31, 2023 consisted of the following (in thousands):

	November 30,	August 31,
	2023	2023
Buildings and improvements	$13,385	$13,136
Machinery and equipment	26,994	26,606
Leasehold improvements	157	154
Other equipment	2,298	2,165
Construction in progress	103	118
Total property, plant and equipment	42,937	42,179
Less: Accumulated depreciation	(39,765)	(38,946)
Property, plant and equipment, net	$3,172	$3,233

Intangible Assets

Intangible assets as of November 30, 2023 and August 31, 2023 consisted of the following (in thousands):

	November 30, 2023
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$582	$482	$100
Acquired technology	5	326	326	—
Total		$908	$808	$100

	August 31, 2023
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$568	$471	$97
Acquired technology	5	320	320	—
Total		$888	$791	$97

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of November 30, 2023 and August 31, 2023 consisted of the following (in thousands):

	November 30,	August 31,
	2023	2023
Accrued compensation and benefits	$1,936	$1,766
Advance from customers	368	346
Accrued business expenses	216	163
Accrued professional service fees	97	102
Other (individually less than 5% of total accrued expenses and other current liabilities)	278	334
Total	$2,895	$2,711

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2023 and August 31, 2023 consisted of the following (in thousands, except percentages):

	November 30, 2023		August 31, 2023
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	898	Various	881
Equity method investments, net	47.62	103	47.62	93
Total investments in unconsolidated entities		$1,001		$974

There were no dividends received from unconsolidated entities through November 30, 2023.

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

Equity Method Investments

In July 2023, TSLC Corporation, the Company’s subsidiary, approved board resolution to acquire an equity interest in Yi Yang Optoelectronics Co., Ltd. The company accounts for its equity interest using the equity method as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of November 30, 2023, the Company owns 47.62% common stock shares of Yi Yang Optoelectronics Co., Ltd.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the leases. Lease expense related to these noncancelable operating leases were $40 thousand and $41 thousand for the three months ended November 30, 2023 and 2022, respectively.

Balance sheet information related to the Company’s leases is presented below:

	November 30, 2023	August 31, 2023
Assets
Operating lease right of use assets	$1,362	$1,371
Liabilities
Operating lease liabilities, current portion	$88	$139
Operating lease liabilities, less current portion	1,274	1,232
Total	$1,362	$1,371

The following provides details of the Company’s lease expenses:

	Three Months Ended November 30,
	2023	2022
Operating lease expenses	$40	$41

Other information related to leases is presented below:

	Three Months Ended November 30,
	2023	2022
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$40	$41
Weighted Average Remaining Lease Term:
Operating leases	15.84 years	16.17 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of November 30, 2023 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2024	$124
2025	125
2026	93
2027	93
2028	93
Thereafter	1,030
Total future minimum lease payments, undiscounted	$1,558
Less: Imputed interest	(196)
Present value of future minimum lease payments	$1,362

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of zero and $116 thousand as of November 30, 2023 and August 31, 2023, respectively.

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

As of November 30, 2023, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell, from time to time through the Agent , the Company’s common stock having an aggregate offering price of up to the greater of $20,000,000, or the aggregate market value of common stock sold by the Company in the prior 12 months which is no more than one-third of the aggregate market value of the Company's common stock held by non-affiliates (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. During the year ended August 31, 2022, the Company sold 286,328 shares of the Company's common stock for gross proceeds of $995 thousand before placement agent fees and bank fees of $31 thousand. During the three months ended November 30, 2023, the Company did not sell any shares of its common stock under its ATM program.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under and 2010 Plan as of November 30, 2023 and 2022, respectively. As of November 30, 2023 and 2022, there were 513 thousand and 820 thousand shares of common stock available for future issuance under the equity incentive plans.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended November 30,
	2023	2022
Cost of revenues	$36	$35
Research and development	37	36
Selling, general and administrative	40	54
	$113	$125

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2023	2022
Stock units and stock options to purchase common stock	23	17

9. Income Taxes

The Company’s loss before income taxes for the three months ended November 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended November 30,
	2023	2022
U.S. operations	$(153)	$(201)
Foreign operations	(443)	(308)
Loss before income taxes	$(596)	$(509)

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

As of both November 30, 2023 and August 31, 2023, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2019 through 2022 remain open in most jurisdictions. With few exceptions, as of November 30, 2023, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2019. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

10. Related Party Transactions

On January 8, 2019, the Company entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of the Company's headquarters building pursuant to the agreement dated December 15, 2015. The Company were initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of these loans was further extended with same terms and interest rate for one year to January 15, 2024. As of November 30, 2023 and August 31, 2023, these loans totaled $3.2 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

On November 25, 2019 and on December 10, 2019, the Company issued the Notes to J.R. Simplot Company, its largest shareholder, and Trung Doan, our Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, the Company entered into the Third Amendment to the Convertible Unsecured Promissory Notes ("Third Amendments") to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. The change in conversion price is subject to stockholder approval. All other terms and conditions of the Notes remain the same. As of November 30, 2023 and August 31, 2023, the outstanding principal of these notes totaled $1.4 million.

11. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023, the Company’s total stockholders’ equity as of August 31, 2023 was $1.15 million. On January 5, 2024, the Company converted the total principal and accrued interest of the Notes, in an aggregate amount of $1,608,848, to 1,228,128 shares of its common stock at a conversion price of $1.31 per share. Additionally, on January 7, 2024, the Company issued 305,343 shares of its common stock at a price of $1.31 per share to repay $400,000 of (1) accrued interest and, once repaid in full, (2) principal, on the Loan Agreement with Simplot Taiwan Inc. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

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

•
Declining cash position.
•
Our ability to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations, the difficulty of which may increase if our common stock is delisted from the NASDAQ Capital Market.
•
Our ability to regain compliance with the continued listing requirements to avoid our stock being delisted from the NASDAQ Capital Market.
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
•
Adverse macroeconomic developments in those selected markets, including the United States, Japan, Taiwan and Netherlands, where our revenues are concentrated, including supply chain delays and the impact of the COVID-19 pandemic and inflation on customer demand.

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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, or the 2023 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2023 Annual Report, and in other filings with the SEC.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States, the Netherlands, Taiwan and Japan. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•
Our ability to raise additional funding, sell additional equity securities and improve our liquidity. We need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or debt when necessary for our operations. In July 2021, we established an at-the-market equity program (“ATM”) that allows us to sell up to $20 million of shares of our common stock from time to time. During fiscal 2023, we sold zero shares of our common stock pursuant to the ATM program. We may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

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
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, and Japan. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three months ended November 30, 2023 and 2022, sales to our three largest customers, in the aggregate, accounted for 72% and 65% of our revenues, respectively.
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
•
Cash position. Our cash and cash equivalents were $2.3 million and $2.6 million for November 30, 2023 and August 31, 2023, respectively. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. Based on our current financial projections and assuming our outstanding notes are converted or extended, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three months ended November 30, 2023 and 2022.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $104 thousand and $178 thousand for the three months ended November 30, 2023 and 2022, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On November 30, 2023, the exchange rate was 31.255 NT dollars to one U.S. dollar. On January 4, 2024, the exchange rate was 30.99 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2023 Compared to the Three Months Ended November 30, 2022

	Three Months Ended November 30,
	2023		2022
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$58	4%	$49	3%	$9	18%
LED components	1,075	65%	835	49%	240	29%
Lighting products	49	3%	155	9%	(106)	(68)%
Other operating revenues (1)	468	28%	656	39%	(188)	(29)%
Total revenues, net	1,650	100%	1,695	100%	(45)	(3)%
Cost of revenues	1,405	85%	1,232	73%	173	14%
Gross profit	$245	15%	$463	27%	$(218)	(47)%

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues decreased by 3% to $1.6 million for the three months ended November 30, 2023 from $1.7 million for the three months ended November 30, 2022. The decrease in revenues was caused primarily by a $106 thousand decrease in lighting products, a $188 thousand decrease in other operating revenues, offset by a $240 thousand increase in LED components and a $9 thousand increase in LED chips.

Revenues attributable to the sales of our LED chips represented 4% and 3% of our revenues for the three months ended November 30, 2023 and 2022, respectively. The increase in revenues attributable to sales of LED chips was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components represented 65% and 49% of our revenues for the three months ended November 30, 2023 and 2022, respectively. The increase in revenues attributable to sales of LED components was primarily due to higher volumes sold.

Revenues attributable to the sales of lighting products represented 3% and 9% of our revenues for the three months ended November 30, 2023 and 2022, respectively. Revenues attributable to the sales of lighting products were lower for the three months ended November 30, 2023 primarily due to less demand for the lighting products sold.

Revenues attributable to other operating revenues represented 28% and 39% of our revenues for the three months ended November 30, 2023 and 2022, respectively. The decrease in other revenues was primarily due to the provision of service and the sale of raw materials.

We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Cost of Revenues

Our cost of revenues increased by 14% from $1.2 million for the three months ended November 30, 2022 to $1.4 million for the three months ended November 30, 2023. The increase in cost of revenues was primarily due to the higher volume sold for LED chips and LED components.

Gross Profit

Our gross profit decreased from $463 thousand for the three months ended November 30, 2022 to $245 thousand for the three months ended November 30, 2023. The decrease was a result of focusing on profitable products described above.

Operating Expenses

	Three Months Ended November 30,
	2023		2022
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$372	23%	$365	22%	$7	2%
Selling, general and administrative	742	45%	752	44%	(10)	(1)%
Gain on disposals of long-lived assets	(50)	(3)%	—	—%	(50)	—%
Total operating expenses	$1,064	64%	$1,117	66%	$(53)	(5)%

Research and development. Our research and development expenses were $372 thousand and $365 thousand for the three months ended November 30, 2023 and 2022, respectively. The increase was primarily due to a $31 thousand increase in materials and supplies used in research and development, offset partially by a $21 thousand decrease in payroll expense.

Selling, general and administrative. Our selling, general and administrative expenses decreased from $752 thousand for the three months ended November 30, 2022 to $742 thousand for the three months ended November 30, 2023. The decrease was mainly attributable to decreases in RSU expenses and professional service expenses.

Gain on disposals of long-lived assets. Our gain on disposals of long-lived assets increased from zero for the three months ended November 30, 2022 to $50 thousand for the three months ended November 30, 2023. Due to the excess capacity charges that we have suffered for a few years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Three Months Ended November 30,
	2023		2022
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment income	$8	—%	$—	—%
Interest expenses, net	(88)	(5)%	(87)	(5)%
Other income, net	259	16%	242	14%
Foreign currency transaction loss, net	44	3%	(10)	(1)%
Total other income, net	$223	14%	$145	8%

Investment income Investment income, net increased from zero for the three months ended November 30, 2022 to $8 thousand for the three months ended November 30, 2023, primarily due to the increase in equity method investments.

Interest expenses, net. Interest expenses, net which primarily consisted of accrued interest on convertible notes, NT dollar denominated long-term notes and $3.2 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The increase in interest expenses, net was insignificant.

Other income, net. Other income, net increased from $242 thousand for the three months ended November 30, 2022 to $259 thousand for the three months ended November 30, 2023 was primarily due to an increase in rental income.

Foreign currency transaction loss, net. We recognized a net foreign currency transaction gain of $44 thousand and a net foreign currency transaction loss of $10 thousand for the three months ended November 30, 2023 and 2022, respectively, primarily due to the impact of a higher exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

Income Tax Expense. Our effective tax rate is expected to be approximately zero for fiscal 2024 and 2023, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income (Loss) Attributable to Non-controlling Interests

	Three Months Ended November 30,
	2023		2022
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net income attributable to noncontrolling interests	$2	—%	$3	—%

We recognized net income attributable to non-controlling interests of $2 thousand and a net loss of $3 thousand for the three months ended November 30, 2023 and 2022, respectively, which was attributable to the share of the net losses of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of November 30, 2023 and 2022.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contingencies

We have several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that expire at various dates between December 2024 and December 2040. See Note 5, "Commitments and Contingencies" in the notes to our unaudited consolidated financial statements in this Form 10-Q.

Sources and Uses of Cash

As of November 30, 2023 and August 31, 2023, we had cash and cash equivalents of $2.3 million and $2.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We require cash to fund our operating expenses, working capital requirements and service our debts, including principal and interest.

As of January 4, 2024, we had no available credit facility.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $6.3 million and $6.4 million as of November 30, 2023 and August 31, 2023, respectively.

Our NT dollar denominated long-term notes, totaled $1.7 million and $1.8 million as of November 30, 2023 and August 31, 2023, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.29% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.67% currently) and is available for operating capital. These loans are secured by an $80 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $23 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2023, our outstanding balance on this note payable was approximately $1.1 million.

•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $14 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2023, our outstanding balance on this note payable was approximately $0.6 million.

Property, plant and equipment pledged as collateral for our notes payable were $2.3 million as of both November 30, 2023 and August 31, 2023.

On January 8, 2019, we entered into loan agreements with each of our Chairman and Chief Executive Officer and our largest shareholder, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We were initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of these loans was further extended with same terms and interest rate for one year to January 15, 2024. As of November 30, 2023 and August 31, 2023, these loans totaled $3.2 million, respectively. The loans are secured by a second priority security interest on our headquarters.

On November 25, 2019 and on December 10, 2019, we issued the Notes to J.R. Simplot Company, our largest shareholder, and Trung Doan, our Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into shares of our common stock at a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of our common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, we entered into the Third Amendment to the Convertible Unsecured Promissory Notes ("Third Amendments") to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. The change in conversion price is subject to stockholder approval. All other terms and conditions of the Notes remain the same. As of November 30, 2023 and August 31, 2023, the outstanding principal of these notes totaled $1.4 million.

Working Capital

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $598 thousand and $512 thousand during the three months ended November 30, 2023 and 2022, respectively. Net cash used in operating activities for the three months ended November 30, 2023 was $79 thousand. As of November 30, 2023, we had cash and cash equivalents of $2.3 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We agreed to pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. We did not sell any shares of common stock under our ATM program in fiscal year 2023 and in the first quarter of fiscal 2024.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2023	2022
Net cash (used in) provided by operating activities	$(79)	$396
Net cash used in investing activities	$(12)	$(63)
Net cash used in financing activities	$(114)	$(115)

Cash Flows (Used In) Provided by Operating Activities

Net cash used in operating activities for the three months ended November 30, 2023 was $79 thousand, and net cash provided by operating activities for the three months ended November 30, 2022 was $396 thousand. The decrease in cash flows provided by operating activities for the three months ended November 30, 2023 was $0.5 million, primarily due to an increase in accounts receivable and less cash outflow in prepaid expenses.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2023 was $12 thousand primarily for the development of intangible assets.

Net cash used in investing activities for the three months ended November 30, 2022 was $63 thousand primarily for the purchase of machinery and equipment.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2023 and 2022 was $114 thousand and $115 thousand, respectively, which amounts were primarily for the repayment of long-term debt.

Capital Expenditures

We had capital expenditures of $50 and $63 thousand for the three months ended November 30, 2023 and 2022, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of November 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of November 30, 2023.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2023 Annual Report.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended November 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 12, 2024	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)