Form 10-Q
period 2024-02-29
SemiLEDs Corp
filed 2024-04-12
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,175,238 shares of common stock, par value $0.0000056 per share, outstanding as of April 3, 2024.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 29, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 29,	August 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,613	$2,572
Restricted cash and cash equivalents	79	78
Accounts receivable (including related parties), net of allowance for doubtful accounts of $175 and $173 as of February 29, 2024 and August 31, 2023, respectively	748	793
Inventories	3,751	4,022
Prepaid expenses and other current assets	245	129
Total current assets	6,436	7,594
Property, plant and equipment, net	2,996	3,233
Operating lease right of use assets	1,313	1,371
Intangible assets, net	96	97
Investments in unconsolidated entities	986	974
Other assets	192	186
TOTAL ASSETS	$12,019	$13,455
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$2,859	$5,042
Accounts payable	179	436
Accrued expenses and other current liabilities	2,562	2,711
Other payable to related parties	904	1,374
Operating lease liabilities, current	132	139
Total current liabilities	6,636	9,702
Long-term debt, excluding current installments	1,110	1,327
Operating lease liabilities, less current portion	1,181	1,232
Total liabilities	8,927	12,261
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 7,175 shares and 4,941 shares issued and outstanding as of February 29, 2024 and August 31, 2023, respectively	—	—
Additional paid-in capital	187,275	184,246
Accumulated other comprehensive income	3,571	3,550
Accumulated deficit	(187,802)	(186,645)
Total SemiLEDs stockholders' equity	3,044	1,151
Noncontrolling interests	48	43
Total equity	3,092	1,194
TOTAL LIABILITIES AND EQUITY	$12,019	$13,455

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenues, net	$886	$1,152	$2,536	$2,847
Cost of revenues	774	890	2,179	2,122
Gross profit	112	262	357	725
Operating expenses:
Research and development	251	295	623	660
Selling, general and administrative	693	669	1,435	1,421
Gain on disposals of long-lived assets, net	—	—	(50)	—
Total operating expenses	944	964	2,008	2,081
Loss from operations	(832)	(702)	(1,651)	(1,356)
Other income (expenses):
Investment (loss) income from unconsolidated entities	(5)	—	3	—
Interest expenses, net	(65)	(65)	(153)	(152)
Other income, net	377	229	636	471
Foreign currency transaction (loss) gain, net	(32)	(7)	12	(17)
Total other income, net	275	157	498	302
Loss before income taxes	(557)	(545)	(1,153)	(1,054)
Income tax expense	—	—	—	—
Net loss	(557)	(545)	(1,153)	(1,054)
Less: Net income (loss) attributable to noncontrolling interests	2	(4)	4	(1)
Net loss attributable to SemiLEDs stockholders	$(559)	$(541)	$(1,157)	$(1,053)
Net loss per share attributable to SemiLEDs stockholders:
Basic	$(0.11)	$(0.11)	$(0.24)	$(0.22)
Diluted	$(0.11)	$(0.11)	$(0.24)	$(0.22)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic	4,905	4,866	4,907	4,841
Diluted	4,905	4,866	4,907	4,841

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net loss	$(557)	$(545)	$(1,153)	$(1,054)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(17)	49	22	(6)
Comprehensive loss	$(574)	$(496)	$(1,131)	$(1,060)
Comprehensive income (loss) attributable to noncontrolling interests	$2	$(4)	$5	$(1)
Comprehensive loss attributable to SemiLEDs stockholders	$(576)	$(492)	$(1,136)	$(1,059)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2023	4,941	$—	$184,246	$3,550	$(186,645)	$1,151	$43	$1,194
Stock-based compensation	28	—	113	—	—	113	—	113
Comprehensive loss:
Other comprehensive income	—	—	—	38	—	38	1	39
Net loss	—	—	—	—	(598)	(598)	2	(596)
BALANCE—November 30, 2023	4,969	—	184,359	3,588	(187,243)	704	46	750
Stock-based compensation	43	—	107	—	—	107	—	107
Conversion of convertible notes payable to common stock	1,228	—	1,609	—	—	1,609	—	1,609
Issuance of common stock to repay long-term loan	935	—	1,200	—	—	1,200	—	1,200
Comprehensive income:
Other comprehensive loss	—	—	—	(17)	—	(17)	(0)	(17)
Net loss	—	—	—	—	(559)	(559)	2	(557)
BALANCE—February 29, 2024	7,175	—	$187,275	$3,571	$(187,802)	$3,044	$48	$3,092

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2022	4,832	$—	$183,711	$3,697	$(183,955)	$3,453	$45	$3,498
Stock-based compensation	16	—	125	—	—	125	—	125
Comprehensive income (loss):
Other comprehensive loss	—	—	—	(55)	—	(55)	—	(55)
Net loss	—	—	—	—	(512)	(512)	3	(509)
BALANCE—November 30, 2022	4,848	—	183,836	3,642	(184,467)	3,011	48	3,059
Stock-based compensation	44	—	115	—	—	115	—	115
Comprehensive income:
Other comprehensive income	—	—	—	49	—	49	—	49
Net loss	—	—	—	—	(541)	(541)	(4)	(545)
BALANCE—February 28, 2023	4,892	$—	$183,951	$3,691	$(185,008)	$2,634	$44	$2,678

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,153)	$(1,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	626
Stock-based compensation expense	220	240
Provisions for inventory write-downs	181	374
Investment income from unconsolidated entities	(3)	—
Gain on disposals of long-lived assets, net	(50)	—
Changes in :
Accounts receivable	60	352
Inventories	125	(864)
Prepaid expenses and other	(7)	(23)
Accounts payable	(249)	217
Accrued expenses and other current liabilities	(114)	47
Net cash used in operating activities	(679)	(85)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(69)	(83)
Proceeds from sales of property, plant and equipment	50	—
Payments for development of intangible assets	(16)	(9)
Net cash used in investing activities	(35)	(92)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(231)	(240)
Net cash used in financing activities	(231)	(240)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12)	1
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(957)	(416)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	2,741	4,452
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,784	$4,036
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$21	$25
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$7	$53
Conversion of convertible notes payable to common stock	$1,609	$—
Issuance of common stock to repay long-term loan	$1,200	$—

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

As of February 29, 2024, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of February 29, 2024, the unaudited condensed statements of operations and comprehensive loss for the three and six months ended February 29, 2024 and February 28, 2023, the unaudited condensed statement of changes in equity for the three and six months ended February 29, 2024 and February 28, 2023, and the unaudited condensed statements of cash flows for the six months ended February 29, 2024 and February 28, 2023. The results for the three or six months ended February 29, 2024 are not necessarily indicative of the results to be expected for the year ending August 31, 2024.

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

The Company suffered losses from operations of $3.4 million and $3.2 million and used net cash in operating activities of $984 thousand and $1.5 million for the years ended August 31, 2023 and 2022, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.0 million for the year ended August 31, 2023 compared to $1.4 million for the year ended August 31, 2022. Loss from operations for the three and six months ended February 29, 2024 were $832 thousand and $1.7 million, respectively. Net cash used in operating activities for the six months ended February 29, 2024 was $679 thousand. Moreover, at February 29, 2024, the Company’s cash and cash equivalents had decreased to $1.6 million. However, management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

•
Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. Steady growth of module products and the continued commercial sales of its UV LED products are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focusing on product enhancement and developing its LED products into many other applications or devices.
•
Continuing to monitor prices, work with current and potential vendors to decrease costs and, consistent with its existing contractual commitments, possibly decreasing its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.
•
Raising additional cash through potential equity offerings, including sales through an at-the-market, or ATM, program sales of assets, and/or issuance of debt as considered necessary and looking at other potential business opportunities.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of February 29, 2024 and August 31, 2023, the Company’s restricted cash equivalents at current portion amounted $79 thousand and $78 thousand, respectively. As of February 29, 2024 and August 31, 2023, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $92 thousand and $91 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. As of February 29, 2024 and August 31, 2023, cash and cash equivalents of the Company consisted of the following (in thousands):

	February 29,	August 31,
Cash and Cash Equivalents by Location	2024	2023
United States;
Denominated in U.S. dollars	$187	$190
Taiwan;
Denominated in U.S. dollars	986	2,192
Denominated in New Taiwan dollars	312	174
Denominated in other currencies	128	16
Total cash and cash equivalents	$1,613	$2,572

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

Net revenues generated from sales to the top ten customers represented 96% and 93% of the Company’s total net revenues for the three and six months ended February 29, 2024 respectively, and 93% and 92% of the Company’s net revenues for the three and six months ended February 28, 2023, respectively.

The Company’s revenues have been concentrated in a few select markets, including the United States, Japan, Taiwan and Netherlands. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 90% and 91% of the Company’s net revenues for the three and six months ended February 29, 2024, respectively, and 91% and 90% of the Company’s net revenues for the three and six months ended February 28, 2023, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd., the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for the newly issued common shares, and, as a result, the noncontrolling interest in the Company was increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased an additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, the Company purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. The noncontrolling interest in SBDI was 2.63% as of February 29, 2024 and August 31, 2023.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for the fiscal years beginning September 1, 2022, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company concluded that the standard has no material impact on its unaudited condensed consolidated financial statements.

3. Balance Sheet Components

Inventories

Inventories as of February 29, 2024 and August 31, 2023 consisted of the following (in thousands):

	February 29,	August 31,
	2024	2023
Raw materials	$372	$491
Work in process	902	1,216
Finished goods	2,477	2,315
Total	$3,751	$4,022

Inventory write-downs to estimated net realizable values were $77 thousand and $181 thousand for the three and six months ended February 29, 2024, respectively, and $196 thousand and $374 thousand for the three and six months ended February 28, 2023, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 29, 2024 and August 31, 2023 consisted of the following (in thousands):

	February 29,	August 31,
	2024	2023
Buildings and improvements	$13,247	$13,136
Machinery and equipment	26,723	26,606
Leasehold improvements	155	154
Other equipment	2,275	2,165
Construction in progress	102	118
Total property, plant and equipment	42,502	42,179
Less: Accumulated depreciation and amortization	(39,506)	(38,946)
Property, plant and equipment, net	$2,996	$3,233

Intangible Assets

Intangible assets as of February 29, 2024 and August 31, 2023 consisted of the following (in thousands):

	February 29, 2024
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$576	$480	$96
Acquired technology	5	322	322	—
Total		$898	$802	$96

	August 31, 2023
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$568	$471	$97
Acquired technology	5	320	320	—
Total		$888	$791	$97

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of February 29, 2024 and August 31, 2023 consisted of the following (in thousands):

	February 29,	August 31,
	2024	2023
Accrued compensation and benefits	$1,695	$1,766
Customer deposits	365	346
Accrued business expenses	205	163
Accrued professional service fees	69	102
Other (individually less than 5% of total accrued expenses and other current liabilities)	228	334
Total	$2,562	$2,711

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 29, 2024 and August 31, 2023 consisted of the following (in thousands, except percentages):

	February 29, 2024		August 31, 2023
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	$889	Various	881
Equity method investments, net	47.62	$97	47.62	$93
Total investments in unconsolidated entities		$986		$974

There were no dividends received from unconsolidated entities through February 29, 2024.

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

Equity Method Investment

In July 2023, TSLC Corporation, the Company’s subsidiary, approved board resolution to acquire an equity interest in Yi Yang Optoelectronics Co., Ltd. The company accounts for its equity interest using the equity method as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of February 29, 2024, the Company owns 47.62% of the common shares of Yi Yang Optoelectronics Co., Ltd.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $41 thousand and $81 thousand for three months and six months ended February 29, 2024, respectively. Lease expense related to these noncancelable operating leases was $45 thousand and $86 thousand for three months and six months ended February 28, 2023, respectively.

Balance sheet information related to the Company’s leases is presented below:

	February 29, 2024	August 31, 2023
Assets
Operating lease right of use assets	$1,313	$1,371
Liabilities
Operating lease liabilities, current	$132	$139
Operating lease liabilities, less current portion	1,181	1,232
Total	$1,313	$1,371

The following provides details of the Company’s lease expenses:

	Three Months Ended February 29,
	2024	2023
Operating lease expenses, net	$41	45

	Six Months Ended February 29,
	2024	2023
Operating lease expenses, net	$81	86

Other information related to leases is presented below:

	Six Months Ended February 29,
	2024	2023
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$81	$86
Weighted Average Remaining Lease Term:
Operating leases	15.78 years	16.07
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of February 29, 2024 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2024	$82
2025	123
2026	92
2027	92
2028	92
Thereafter	1,020
Total future minimum lease payments, undiscounted	1,501
Less: Imputed interest	(188)
Present value of future minimum lease payments	$1,313

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of zero and $116 thousand as of February 29, 2024 and August 31, 2023, respectively.

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

As of February 29, 2024, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell, from time to time through the Agent , the Company’s common stock having an aggregate offering price of up to the greater of $20,000,000, or the aggregate market value of common stock sold by the Company in the prior 12 months which is no more than one-third of the aggregate market value of the

Company's common stock held by non-affiliates (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. During the year ended August 31, 2022, the Company sold 286,328 shares of the Company’s common stock for gross proceeds of $995 thousand before placement agent fees and bank fees of $31 thousand. The Company did not sell any shares of its common stock under its ATM program in fiscal year 2023 and during the six month ended February 29, 2024. The ATM program will expire on June 8, 2024 unless renewed.

On January 7, 2024, the Company issued 305,343 shares of its common stock at a price of $1.31 per share to repay $400,000 of accrued interest on the loan agreement with Simplot Taiwan Inc. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

On February 9, 2024, the Company repaid $800,000 of loan principal by delivering 629,921 shares of the Company’s common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. The shares of common stock were issued on February 9, 2024 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 5, 2024, J.R. Simplot Company, the Company’s largest shareholder, and Trung Doan, Chairman and Chief Executive Officer of the Company, converted the total principal and accrued interest of the convertible unsecured promissory noteswhich was be issued in 2019, in an aggregate amount of $1,608,848, to 1,228,128 shares of the Company’s common stock at a conversion price of $1.31 per share.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under the 2010 Plan as of February 29, 2024 and February 28, 2023, respectively. As of February 28, 2023 and 2022, there were 470 thousand and 805 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

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

A summary of the stock-based compensation expense for the three and six months ended February 29, 2024 and February 28, 2023 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Cost of revenues	$34	$35	$70	$70
Research and development	35	36	72	72
Selling, general and administrative	38	44	78	98
	$107	$115	$220	$240

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Stock units and stock options to purchase common stock	23	25	45	50

9. Income Taxes

The Company’s loss before income taxes for the three and six months ended February 29, 2024 and February 28, 2023 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
U.S. operations	$(92)	$(166)	$(245)	$(367)
Foreign operations	(465)	(379)	(908)	(687)
Loss before income taxes	$(557)	$(545)	$(1,153)	$(1,054)

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

As of both February 29, 2024 and August 31, 2023, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2019 through 2022 remain open in most jurisdictions. With few exceptions, as of February 29, 2024, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2019. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

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

On January 7, 2024, J.R. Simplot Company and the Company entered into an assignment agreement pursuant to which J.R. Simplot assigned and transferred all of its right, title and interest in and to the loan agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the loan agreement.

On January 7, 2024, the Company entered into the Fourth Amendment to the loan agreements with each of Simplot Taiwan Inc. and Trung Doan (each, a “Fourth Amendment”).

The Fourth Amendment with Simplot Taiwan Inc. (i) extends the maturity date of its loan agreement to January 15, 2025, and (ii) upon mutual agreement of the Company and Simplot Taiwan Inc., permits the Company to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of the Company’s common stock in the name of Simplot Taiwan Inc. as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement with Simplot Taiwan Inc. remain the same. The Fourth Amendment to the loan agreement with Trung Doan to amend the loans maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the loan agreement with Trung Doan remain the same.

On January 7, 2024, the Company issued 305,343 shares of its common stock at a price of $1.31 per share to repay $400,000 of accrued interest on the loan agreement with Simplot Taiwan Inc. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

The Fourth Amendment to the loan agreement with Trung Doan amends the loan agreement’s maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the loan agreement with Trung Doan remain the same.

On February 9, 2024, the Company and Trung Doan entered into the Fifth Amendment to the loan agreement (the “Fifth Amendment”). The Fifth Amendment, upon the mutual agreement of the Company and Trung Doan, permits the Company to repay any principal amount or accrued interest, in an amount not to exceed $800,000, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date.

On February 9, 2024, the Company repaid $800,000 of loan principal by delivering 629,921 shares of the Company’s common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. The shares of common stock were issued on February 9, 2024 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

As of February 29, 2024 and August 31, 2023, these loans totaled $2.4 million and $3.2 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, our Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, the Company entered into the Third Amendment to the Notes (the “Third Amendments”) to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. The change in conversion price is subject to stockholder approval. All other terms and conditions of the Notes remain the same.

After the close of market on January 5, 2024, the Company entered into the Fourth Amendment to the Notes (the “ Note Fourth Amendments”) to amend the Notes to (i) convert the total principal and accrued interest on the Notes to common stock of the Company to be issued in the names of the Holders, and (ii) change the conversion price of the Notes from $2.046 per share to the closing price immediately preceding the signing of the Note Fourth Amendments, or $1.31 per share. All other terms and conditions of the Notes remain the same.

On January 5, 2024, the Holders converted the total principal and accrued interest of the Notes, in an aggregate amount of $1,608,848, to 1,228,128 shares of its common stock at a conversion price of $1.31 per share.

As of February 29, 2024 and August 31, 2023, the outstanding principal of these notes totaled zero and $1.4 million, respectively.

11. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company has analyzed its operations subsequent to February 29, 2024 to the date these consolidated financial statements were issued, finding that no material subsequent events need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future results of operations of SemiLEDs Corporation, or “we,” “our” or the “Company,” and financial position, strategy and plans, and our expectations for future operations, including the execution of our restructuring plan and any resulting cost savings, are forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. The words “believe,” “may,” “should,” “plan,” “potential,” “project,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, and actual results and the timing of certain events could differ materially and adversely from those anticipated or implied in the forward-looking statements as a result of many factors. These factors include, among other things:

•
Our declining cash position.
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
•
Adverse macroeconomic developments in those selected markets, including the United States, Japan, Taiwan and Netherlands, where our revenues are concentrated, including supply chain delays and the impact of inflation on customer demand.

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•
Our ability to raise additional funding, sell additional equity securities and improve our liquidity. We need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or debt when necessary for our operations. In July 2021, we established an at-the-market equity program (“ATM”) that allows us to sell up to $20 million of shares of our common stock from time to time. In fiscal 2024 to date, we sold zero shares of our common stock pursuant to the ATM program. The ATM program expires on June 8, 2024 unless extended. We may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all, particularly if our common stock is delisted from the Nasdaq Capital Market. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.
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
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, and Japan. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and six months ended February 29, 2024, sales to our three largest customers, in the aggregate, accounted for 71% and 63% of our revenues, respectively.
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
•
Cash position. Our cash and cash equivalents decreased to $1.6 million as of February 29, 2024 from $3.9 million as of February 28, 2023. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. Based on our current financial projections and assuming our outstanding notes are converted or extended, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three months ended February 29, 2024 and February 28, 2023.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $77 thousand and $196 thousand for the three months ended February 29, 2024 and February 28, 2023, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On February 29, 2024, the exchange rate was 31.58 NT dollars to one U.S. dollar. On April 3, 2024, the exchange rate was 32.06 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 29, 2024 Compared to the Three Months Ended February 28, 2023

	Three Months Ended
	February 29, 2024		February 28, 2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$1	—%	$22	2%	$(21)	(95)%
LED components	545	62%	380	33%	165	43%
Lighting products	48	5%	56	5%	(8)	(14)%
Other revenues (1)	292	33%	694	60%	(402)	(58)%
Total revenues, net	886	100%	1,152	100%	(266)	(23)%
Cost of revenues	774	87%	890	77%	(116)	(13)%
Gross profit	$112	13%	$262	23%	$(150)	(57)%

____________________

(1) Other revenues includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues decreased by 23% to $886 thousand for the three months ended February 29, 2024 from $1.2 million for the three months ended February 28, 2023. The decrease in revenues was driven primarily by a $402 thousand decrease in sales of other revenues and a $21 thousand decrease in sales of LED chips and a $8 thousand decrease in lighting products, offset by a $165 thousand increase in LED components.

Revenues attributable to the sales of our LED chips were $1 thousand and $22 thousand, representing 0.1% and 2% of our revenues for each of the three months ended February 29, 2024 and February 28, 2023, respectively. The decrease was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components represented 62% and 33% of our revenues for the three months ended February 29, 2024 and February 28, 2023, respectively. The increase in revenues attributable to sales of LED components was primarily due to higher volumes sold.

Revenues attributable to the sales of lighting products represented 5% of our revenues for the three months ended February 29, 2024 and February 28, 2023. Revenues attributable to the sales of lighting products were lower for the three months ended February 29, 2024 primarily due to less demand for the LED lighting products.

Revenues attributable to other operating revenues represented 33% and 60% of our revenues for the three months ended February 29, 2024 and February 28, 2023, respectively. The decrease in revenues attributable to other operating revenues was primarily due to the provision of service and the sale of raw materials.

We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Cost of Revenues

Our cost of revenues decreased by 13% from $890 thousand for the three months ended February 28, 2023 to $774 thousand for the three months ended February 29, 2024. The decrease in cost of revenues was due to the decrease in the volume of products sold.

Gross Profit

Our gross profit decreased by 57% from $262 thousand for the three months ended February 28, 2023 to $112 thousand for the three months ended February 29, 2024 as a consequence of a decrease in the sales of products with higher margins.

Operating Expenses

	Three Months Ended
	February 29, 2024		February 28, 2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$251	28%	$295	26%	$(44)	(15)%
Selling, general and administrative	693	78%	669	58%	24	4%
Total operating expenses	$944	107%	$964	83%	$(20)	(2)%

Research and development

Our research and development expenses decrease from $295 thousand for the three months ended February 28, 2023 to $251 thousand for the three months ended February 29, 2024. The decrease was primarily due to a $36 thousand decrease in payroll expense and a $9 thousand decrease in materials and supplies used in research and development.

Selling, general and administrative

Our selling, general and administrative expenses increased from $669 thousand for the three months ended February 28, 2023 to $693 thousand for the three months ended February 29, 2024. The increase was mainly attributable to increases in insurance expense, professional service fees and in various other expenses.

Other Income (Expenses)

	Three Months Ended
	February 29, 2024		February 28, 2023
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment loss from unconsolidated entities	$(5)	—%	—	—%
Interest expenses, net	(65)	(7)	(65)	(6)%
Other income, net	377	43%	229	20%
Foreign currency transaction loss, net	(32)	(4)%	(7)	(1)%
Total other income, net	$275	31%	$157	13%

Investment loss from unconsolidated entities Investment loss from unconsolidated entities, net increased from zero for the three months ended February 28, 2023 to $5 thousand for the three months ended February 29, 2024, primarily due to the decrease in equity method investments.

Interest expenses, net Interest expenses, net, which primarily consisted of accrued interest payment on convertible notes, NT dollar denominated long-term notes and $2.4 million of loans with our Chairman and Chief Executive Officer and our largest shareholder, remained flat.

Other income, net Other income, net increase from $229 thousand for the three months ended February 28, 2023, to $377 thousand for the three months ended February 29, 2024, primarily due to an increase in rental income and revenue under the Patent Cross-License Agreement with CrayoNano AS.

Foreign currency transaction loss, net We recognized a net foreign currency transaction loss of $32 thousand and $7 thousand for the three months ended February 29, 2024 and February 28, 2023, respectively, primarily due to the impact of a lower exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts payables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2024 and 2023, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income (Loss) Attributable to Noncontrolling Interests

Three Months Ended
	February 29, 2024		February 28, 2023
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income (loss) attributable to noncontrolling interests	$2	1%	$(4)	1%

We recognized net income attributable to non-controlling interests of $2 thousand and a net loss of $4 thousand for the three months ended February 29, 2024 and February 28, 2023, respectively, which was attributable to the share of the net gain (loss) of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of February 29, 2024 and February 28, 2023.

Six Months Ended February 29, 2024 Compared to the Six Months Ended February 28, 2023

	Six Months Ended
	February 29, 2024		February 28, 2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$59	3%	$71	3%	$(12)	(17)%
LED components	1,620	64%	1,215	43%	405	33%
Lighting products	97	4%	211	7%	(114)	(54)%
Other revenues (1)	760	30%	1,350	47%	(590)	(44)%
Total revenues, net	2,536	101%	2,847	100%	(311)	(11)%
Cost of revenues	2,179	86%	2,122	75%	57	3%
Gross profit	$357	15%	$725	25%	$(368)	(51)%

_____________________

(1) Other revenues includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues decreased by 11% from $2.8 million for the six months ended February 28, 2023 to $2.5 million for the six months ended February 29, 2024. The $311 thousand decrease in revenues reflects a $590 thousand decrease in sales of other revenues, a $114 thousand decrease in sales of lighting products and a $12 thousand decrease in sales of LED chips, offset by a $405 thousand increase in LED components.

Revenues attributable to the sales of our LED chips represented 3% of our revenues for six months ended February 29, 2024 and February 28, 2023. The decrease in revenues attributable to sales of LED chips was a result of a decrease in the volume of LED chips sold.

Revenues attributable to the sales of our LED components represented 64% and 43% of our revenues for the six months ended February 29, 2024 and February 28, 2023, respectively. The increase in revenues attributable to sales of LED components was primarily due to higher volumes sold.

Revenues attributable to the sales of lighting products were represented 4% and 7% of our revenues for the six months ended February 29, 2024 and February 28, 2023, respectively. Revenues attributable to the sales of lighting products were lower for the six months ended February 29, 2024 primarily due to less demand for the lighting products sold.

Revenues attributable to other operating revenues represented 30% and 47% of our revenues for the six months ended February 29, 2024 and February 28, 2023, respectively. The decrease in revenues attributable to other operating revenues was primarily due to the provision of service and the sale of raw materials.

Cost of Revenues

Our cost of revenues were $2.2 million and $2.1 million for the six months ended February 29, 2024 and February 28, 2023, respectively. The slight increase in cost of revenues attributable to a decrease in the sales of products with higher margin.

Gross Profit

Our gross profit decreased from $725 thousand for the six months ended February 28, 2023 to $357 thousand for the six months ended February 29, 2024. Our gross margin percentage was 15% for the six months ended February 29, 2024, as compared to 25% for the six months ended February 28, 2023 as a consequence of a decrease in the sales of products with higher margins.

Operating Expenses

	Six Months Ended
	February 29, 2024		February 28, 2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$623	25%	$660	23%	$(37)	(6)%
Selling, general and administrative	1,435	57%	1,421	50%	14	1%
Gain on disposals of long-lived assets, net	(50)	(2)%	—	—%	(50)	—%
Total operating expenses	$2,008	79%	$2,081	73%	$(73)	(4)%

Research and development

Our research and development expenses were $623 thousand and $660 thousand for the six months ended February 29, 2024 and February 28, 2023, respectively. The decrease was primary due to a $35 thousand decrease in payroll expense as a result of a headcount reduction completed at our subsidiary, TSLC Corporation.

Selling, general and administrative

Our selling, general and administrative expenses were $1.4 million for the six months ended February 29, 2024 and February 28, 2023. The slight increase was mainly attributable to an increase of $33 thousand in professional service fees, partially offset by a $21 thousand decrease in other various expenses.

Gain on disposal of long-lived assets, net

We recognized a net gain of $50 thousand and zero on the disposal of long-lived assets for the six months ended February 29, 2024 and February 28, 2023, respectively. Due to the excess capacity charges that we have suffered for the last few years, and considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Six Months Ended
	February 29, 2024		February 28, 2023
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment income	$3	—%	$—	—%
Interest expenses, net	(153)	(6)%	(152)	(5)%
Other income, net	636	25%	471	17%
Foreign currency transaction loss , net	12	—%	(17)	(1)%
Total other income, net	$498	20%	$302	12%

Investment income Investment income, net increased from zero for the six months ended February 28, 2023 to $3 thousand for the six months ended February 29, 2024, primarily due to the increase in equity method investments.

Interest expenses, net Interest expenses, net which primarily consisted of accrued interest payment on convertible notes, NT dollar denominated long-term notes and $2.4 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The slight increase in interest expense, net was primarily due to lower interest income for the six months ended February 29, 2024.

Other income, net Other income, net increased from $471 thousand for the six months ended February 28, 2023, to $636 thousand for the six months ended February 29, 2024, primarily due to an increase in rental income and revenue under the Patent Cross-License Agreement with CrayoNano AS.

Foreign currency transaction gain (loss), net We recognized a net foreign currency transaction gain of $12 thousand and a net foreign currency transaction loss of $17 thousand for the six months ended February 29, 2024 and February 28, 2023, respectively, primarily due to the impact of a higher exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts payable.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2024 and was zero for fiscal 2023, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income (Loss) Attributable to Noncontrolling Interests

Six Months Ended
	February 29, 2024		February 28, 2023
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income (loss) attributable to noncontrolling interests	$4	1%	$(1)	—

We recognized net income of attributable to non-controlling interests of $4 thousand and a net loss of $1 thousand for the six months ended February 29, 2024 and February 28, 2023, respectively, which was attributable to the share of the net gain (loss) of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of February 29, 2024 and February 28, 2023.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contingencies

We have several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that expire at various dates between December 2024 and December 2040. See Note 5, “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements in this Quarterly Report.

Sources and Uses of Cash

As of February 29, 2024 and August 31, 2023, we had cash and cash equivalents of $1.6 million and $2.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of April 3, 2024, we had no available credit facility.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $4.0 million and $6.4 million as of February 29, 2024 and August 31, 2023, respectively. In January 2024, the convertible unsecured promissory notes were all converted.

Our NT dollar denominated long-term notes, totaled $2.4 million of February 29, 2024 and $3.2 million of August 31, 2023. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.29% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.67% currently) and is available for operating capital. These loans are secured by an $79 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $24 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 29, 2024, our outstanding balance on this note payable was approximately $973 thousand.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 29, 2024, our outstanding balance on this note payable was approximately $596 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $2.2 million and $2.3 million as of February 29, 2024 and August 31, 2023, respectively.

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

On January 7, 2024, J.R. Simplot Company and the Company entered into an assignment agreement pursuant to which J.R. Simplot assigned and transferred all of its right, title and interest in and to the loan agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the loan agreement.

On January 7, 2024, the Company entered into the Fourth Amendment to the loan agreements with each of Simplot Taiwan Inc. and Trung Doan (each, a “Fourth Amendment”).

The Fourth Amendment with Simplot Taiwan Inc. (i) extends the maturity date of its loan agreement to January 15, 2025, and (ii) upon mutual agreement of the Company and Simplot Taiwan Inc., permits the Company to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of the Company’s common stock in the name of Simplot Taiwan Inc. as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement with Simplot Taiwan Inc. remain the same. The Fourth Amendment to the loan agreement with Trung Doan to amend the loans maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the loan agreement with Trung Doan remain the same.

On January 7, 2024, the Company issued 305,343 shares of its common stock at a price of $1.31 per share to repay $400,000 of accrued interest on the Loan Agreement with Simplot Taiwan Inc. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

The Fourth Amendment to the loan agreement with Trung Doan amends the loan agreement’s maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the loan agreement with Trung Doan remain the same.

On February 9, 2024, the Company and Trung Doan entered into the Fifth Amendment to the loan agreement (the “Fifth Amendment”). The Fifth Amendment, upon the mutual agreement of the Company and Trung Doan, permits the Company to repay any principal amount or accrued interest, in an amount not to exceed $800,000, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date.

On February 9, 2024, the Company repaid $800,000 of loan principal by delivering 629,921 shares of the Company’s common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. The shares of common stock were issued on February 9, 2024 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

As of February 29, 2024 and August 31, 2023, these loans totaled $2.4 million and $3.2 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, our Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, the Company entered into the Third Amendment to the Notes (the “Third Amendments”) to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. The change in conversion price is subject to stockholder approval. All other terms and conditions of the Notes remain the same.

After the close of market on January 5, 2024, the Company entered into the Fourth Amendment to the Notes (the “Note Fourth Amendments”) to amend the Notes to (i) convert the total principal and accrued interest on the Notes to common stock of the Company to be issued in the names of the Holders, and (ii) change the conversion price of the Notes from $2.046 per share to the closing price immediately preceding the signing of the Note Fourth Amendments, or $1.31 per share. All other terms and conditions of the Notes remain the same.

On January 5, 2024, the Holders converted the total principal and accrued interest of the Notes, in an aggregate amount of $1,608,848, to 1,228,128 shares of its common stock at a conversion price of $1.31 per share.

As of February 29, 2024 and August 31, 2023, the outstanding principal of these notes totaled zero and $1.4 million, respectively.

Working Capital

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $559 thousand and $541 thousand during the three months ended February 29, 2024 and February 28, 2023, respectively. Net cash used in operating activities for the six months ended February 29, 2024 was $679 thousand. As of February 29, 2024, we had cash and cash equivalents of $1.6 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We agreed to pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. We did not sell any shares of common stock under our ATM program in fiscal year 2023 and in the second quarter of fiscal 2024.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 29, 2024	February 28, 2023
Net cash used in operating activities	$(679)	$(85)
Net cash used in investing activities	$(35)	$(92)
Net cash used in financing activities	$(231)	$(240)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended February 29, 2024 and February 28, 2023 was $679 thousand and $85 thousand, respectively. The increase in cash flows used in operating activities for the six months ended February 29, 2024 was primary attributable to an increase of $99 thousand of net loss and $315 thousand decrease of depreciation and amortization and $193 thousand decrease of inventory write downs and $466 thousand decrease of accounts payable and $161 thousand decrease in accrued expenses and other current liabilities and an increase of $50 thousand in gain on disposal of long-lived assets and $292 thousand decrease in accounts receivable, offset partially a $989 thousand increase in inventory.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended February 29, 2024 and February 28, 2023 was $35 thousand and $92, respectively, primarily for the purchases of property, plant and equipment during each period.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the six months ended February 29, 2024 and February 28, 2023 was $231 thousand and $240 thousand, respectively. The decrease was primary attributable to the repayments of long-term debt.

Capital Expenditures

We had capital expenditures of $69 thousand and $83 thousand for the six months ended February 29, 2024 and February 28, 2023, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 29, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 29, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of February 29, 2024.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2023 Annual Report, other than as described below:

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

On July 10, 2023, Roger Lee resigned from our Board of Directors effective immediately, which resulted in one vacancy on our audit committee. In accordance with Nasdaq Listing Rule 5605(c)(4)(B), we have been provided a cure period until the earlier of our next annual meeting of stockholders or July 10, 2024, or if the next annual stockholders’ meeting is held before January 8, 2024, then we must evidence compliance no later than January 8, 2024 to regain compliance with the audit committee requirements. If we do not regain compliance with the audit committee requirements by the period provided, Nasdaq will notify us that our common stock will be delisted. We intend to appoint a replacement director for the vacancy on our audit committee.

Additionally, on July 11, 2023, we received a notice from NASDAQ indicating that we did not meet the minimum of $2,500,000 in stockholders’ equity required by Nasdaq Listing Rule 5550(b)(1) for continued listing or the alternatives of market value of listed securities or net income from continuing operations. Pursuant to the Nasdaq listing rule, we submitted a plan to regain compliance. Nasdaq accepted our plan and granted us an extension to January 8, 2024.

In January 2024, we converted the total principal and accrued interest of our outstanding convertible unsecured promissory notes, in an aggregate amount of $1,608,848, to 1,228,128 shares of our common stock at a conversion price of $1.31 per share. We also issued 305,343 shares of our common stock at a price of $1.31 per share in January 2024 to repay $400,000 of (1) accrued interest and, once repaid in full, (2) principal, on our existing Loan Agreement with Simplot Taiwan Inc. In February 2024, we prepaid $800,000 of principal on our existing Loan Agreement with Trung Doan by delivering 629,921 shares of our common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. Based on these transactions, Nasdaq issued a conditional compliance letter on January 18, 2024.

There can be no assurance that we will be able to appoint an additional independent director timely or that we will regain and maintain compliance with Nasdaq’s continued listing requirements or that our common stock will not be delisted from Nasdaq in the future.

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

On February 9, 2024, the Company delivered a payment notice indicating its intent to prepay $800,000 of loan principal by delivering 629,921 shares of the Company’s common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. The shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended February 29, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1

Fourth Amendment to Convertible Unsecured Promissory Note dated January 5, 2024 between SemiLEDs Corporation and Simplot Taiwan Inc. (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 9, 2024)

10.2

Fourth Amendment to Convertible Unsecured Promissory Note dated January 5, 2024 between SemiLEDs Corporation and Trung Tri Doan (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 9, 2024)

10.3

Fourth Amendment to Loan Agreement dated January 7, 2024 between SemiLEDs Corporation and Simplot Taiwan Inc. (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 9, 2024)

10.4

Fourth Amendment to Loan Agreement dated January 7, 2024 between SemiLEDs Corporation and Trung Doan (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 9, 2024)

10.1

Fifth Amendment to Loan Agreement dated February 9, 2024 between SemiLEDs Corporation and Trung Doan (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K filed on February 20, 2024)

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 12, 2024	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)