Form 10-Q
period 2024-05-31
SemiLEDs Corp
filed 2024-07-11
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,196,299 shares of common stock, par value $0.0000056 per share, outstanding as of July 5, 2024.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31,	August 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,676	$2,572
Restricted cash and cash equivalents	77	78
Accounts receivable (including related parties), net of allowance for doubtful accounts of $170 and $173 as of May 31, 2024 and August 31, 2023, respectively	668	793
Inventories	3,673	4,022
Prepaid expenses and other current assets	282	129
Total current assets	6,376	7,594
Property, plant and equipment, net	2,788	3,233
Operating lease right of use assets	1,109	1,371
Intangible assets, net	91	97
Investments in unconsolidated entities	957	974
Other assets	190	186
TOTAL ASSETS	$11,511	$13,455
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$2,848	$5,042
Accounts payable	203	436
Accrued expenses and other current liabilities	2,665	2,711
Other payable to related parties	952	1,374
Operating lease liabilities, current	108	139
Total current liabilities	6,776	9,702
Long-term debt, excluding current installments	969	1,327
Operating lease liabilities, less current portion	1,001	1,232
Total liabilities	8,746	12,261
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 7,196 shares and 4,941 shares issued and outstanding as of May 31, 2024 and August 31, 2023, respectively	—	—
Additional paid-in capital	187,306	184,246
Accumulated other comprehensive income	3,530	3,550
Accumulated deficit	(188,121)	(186,645)
Total SemiLEDs stockholders' equity	2,715	1,151
Noncontrolling interests	50	43
Total equity	2,765	1,194
TOTAL LIABILITIES AND EQUITY	$11,511	$13,455

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Revenues, net	$1,323	$1,679	$3,859	$4,526
Cost of revenues	780	1,438	2,959	3,560
Gross profit	543	241	900	966
Operating expenses:
Research and development	320	372	943	1,032
Selling, general and administrative	696	850	2,131	2,271
Gain on disposals of long-lived assets, net	—	—	(50)	—
Total operating expenses	1,016	1,222	3,024	3,303
Loss from operations	(473)	(981)	(2,124)	(2,337)
Other income (expenses):
Investment loss from unconsolidated entities	(3)	—	—	—
Interest expenses, net	(58)	(67)	(211)	(219)
Other income, net	277	295	913	766
Foreign currency transaction loss, net	(59)	(3)	(47)	(20)
Total other income, net	157	225	655	527
Loss before income taxes	(316)	(756)	(1,469)	(1,810)
Income tax expense	—	—	—	—
Net loss	(316)	(756)	(1,469)	(1,810)
Less: Net income (loss) attributable to noncontrolling interests	3	—	7	(1)
Net loss attributable to SemiLEDs stockholders	$(319)	$(756)	$(1,476)	$(1,809)
Net loss per share attributable to SemiLEDs stockholders:
Basic	$(0.04)	$(0.15)	$(0.25)	$(0.37)
Diluted	$(0.04)	$(0.15)	$(0.25)	$(0.37)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic	7,185	4,897	6,023	4,866
Diluted	7,185	4,897	6,023	4,866

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net loss	$(316)	$(756)	$(1,469)	$(1,810)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(42)	(33)	(20)	(39)
Comprehensive loss	$(358)	$(789)	$(1,489)	$(1,849)
Comprehensive income (loss) attributable to noncontrolling interests	2	$—	$7	$(1)
Comprehensive loss attributable to SemiLEDs stockholders	$(360)	$(789)	$(1,496)	$(1,848)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Equity

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2023	4,941	$—	$184,246	$3,550	$(186,645)	$1,151	$43	$1,194
Stock-based compensation	28	—	113	—	—	113	—	113
Comprehensive loss:
Other comprehensive income	—	—	—	38	—	38	1	39
Net loss	—	—	—	—	(598)	(598)	2	(596)
BALANCE—November 30, 2023	4,969	—	184,359	3,588	(187,243)	704	46	750
Stock-based compensation	43	—	107	—	—	107	—	107
Conversion of convertible notes payable to common stock	1,228	—	1,609	—	—	1,609	—	1,609
Issuance of common stock to repay long-term loan	935	—	1,200	—	—	1,200		1,200
Comprehensive income (loss):
Other comprehensive loss	—	—	—	(17)	—	(17)	—	(17)
Net loss	—	—	—	—	(559)	(559)	2	(557)
BALANCE—February 29, 2024	7,175	—	187,275	3,571	(187,802)	3,044	48	3,092
Stock-based compensation	21	—	31	—	—	31	—	31
Comprehensive loss:
Other comprehensive loss	—	—	—	(41)		(41)	(1)	(42)
Net loss	—	—	—	—	(319)	(319)	3	(316)
BALANCE—May 31, 2024	7,196	$—	$187,306	$3,530	$(188,121)	$2,715	$50	$2,765

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2022	4,832	$—	$183,711	$3,697	$(183,955)	$3,453	$45	$3,498
Stock-based compensation	16	—	125	—	—	125	—	125
Other comprehensive income	—	—	—	(55)	—	(55)	—	(55)
Net loss	—	—	—	—	(512)	(512)	3	(509)
BALANCE—November 30, 2022	4,848	—	183,836	3,642	(184,467)	3,011	48	3,059
Stock-based compensation	44	—	115	—	—	115	—	115
Comprehensive loss:
Other comprehensive income (loss)	—	—	—	49	—	49	—	49
Net loss	—	—	—	—	(541)	(541)	(4)	(545)
BALANCE—February 28, 2023	4,892	—	183,951	3,691	(185,008)	2,634	44	2,678
Stock-based compensation	23	—	141	—	—	141	—	141
Comprehensive income (loss):
Other comprehensive income	—	—	—	(33)	—	(33)	—	(33)
Net loss	—	—	—	—	(756)	(756)	—	(756)
BALANCE—May 31, 2023	4,915	$—	$184,092	$3,658	$(185,764)	$1,986	$44	$2,030

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended
	May 31, 2024	May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,469)	$(1,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	455	885
Stock-based compensation expense	251	381
Provisions for inventory write-downs	300	471
Gain on disposals of long-lived assets, net	(50)	—
Loss on disposals of patent	—	4
Changes in:
Accounts receivable	182	(81)
Inventories	(12)	(929)
Prepaid expenses and other	(41)	158
Accounts payable	(226)	253
Accrued expenses and other current liabilities	40	23
Net cash used in operating activities	(570)	(645)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(80)	(212)
Proceeds from sales of property, plant and equipment	50	—
Payments for development of intangible assets	(16)	(16)
Net cash used in investing activities	(46)	(228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(336)	(354)
Net cash used in financing activities	(336)	(354)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	54	(8)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(898)	(1,235)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	2,741	4,452
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,843	$3,217
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$13	$28
Conversion of convertible notes payable to common stock	$1,609	$—
Issuance of common stock to repay long-term loan	$1,200	$—

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for two wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, as well as LED chips and lighting products. LED components have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including the United States, Japan, Taiwan and the Netherlands.

As of May 31, 2024, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of May 31, 2024, the unaudited condensed statements of operations and comprehensive loss for the three and nine months ended May 31, 2024 and 2023, the unaudited condensed statement of changes in equity for the three and nine months ended May 31, 2024 and 2023, and the unaudited condensed statements of cash flows for the nine months ended May 31, 2024 and 2023. The results for the three or nine months ended May 31, 2024 are not necessarily indicative of the results to be expected for the year ending August 31, 2024.

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

The Company suffered losses from operations of $3.4 million and $3.2 million and used net cash in operating activities of $984 thousand and $1.5 million for the years ended August 31, 2023 and 2022, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.0 million for the year ended August 31, 2023 compared to $1.4 million for the year ended August 31, 2022. Loss from operations for the three and nine months ended May 31, 2024 was $473 thousand and $2.1 million, respectively. Net cash used in operating activities for the nine months ended May 31, 2024 was $570 thousand. Moreover, at May 31, 2024, the Company’s cash and cash equivalents had decreased to $1.7 million. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business.

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
•
Continuing to monitor prices, work with current and potential vendors to decrease costs and, consistent with its existing contractual commitments, possibly decrease its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.
•
Raising additional cash through potential equity offerings, sales of assets and/or issuance of debt as considered necessary and looking at other potential business opportunities.

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of May 31, 2024 and August 31, 2023, the Company’s restricted cash equivalents at current portion amounted $77 thousand and $78 thousand, respectively. As of May 31, 2024 and August 31, 2023, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $90 thousand and $91 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of May 31, 2024 and August 31, 2023, the Company had no cash in excess of FDIC insured limits. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately USD$92,580). As of May 31, 2024 and August 31, 2023, the Company had $1,274 thousand and $1,961 thousand cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts. As of May 31, 2024 and August 31, 2023, cash and cash equivalents of the Company consisted of the following (in thousands):

	May 31,	August 31,
Cash and Cash Equivalents by Location	2024	2023
United States;
Denominated in U.S. dollars	$187	$190
Taiwan;
Denominated in U.S. dollars	1,198	2,192
Denominated in New Taiwan dollars	276	174
Denominated in other currencies	15	16
Total cash and cash equivalents	$1,676	$2,572

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

Net revenues generated from sales to the top ten customers represented 94% and 92% of the Company’s net revenues for the three and nine months ended May 31, 2024, respectively, and 90% and 91% of the Company’s net revenues for the three and nine months ended May 31, 2023, respectively.

The Company’s revenues have been concentrated in a few select markets, including the United States, Japan, the Netherlands and Taiwan. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for both 91% of the Company’s net revenues for the three and nine months ended May 31, 2024, and 86% and 89% of the Company’s net revenues for the three and nine months ended May 31, 2023, respectively.

Noncontrolling Interests —Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income (loss) and the accumulated amount of noncontrolling interests in the consolidated balance sheets as part of equity. Changes in ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as an equity transaction. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd., the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares, and, as a result, the noncontrolling interest in the Company increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased an additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, the Company purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. The noncontrolling interest in SBDI were 2.63% as of both May 31, 2024 and August 31, 2023.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 will be effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements.

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2024 and August 31, 2023 consisted of the following (in thousands):

	May 31,	August 31,
	2024	2023
Raw materials	$370	$491
Work in process	866	1,216
Finished goods	2,437	2,315
Total	$3,673	$4,022

Inventory write-downs to estimated net realizable values were $119 thousand and $300 thousand for the three and nine months ended May 31, 2024, respectively, and $97 thousand and $471 thousand for the three and nine months ended May 31, 2023, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2024 and August 31, 2023 consisted of the following (in thousands):

	May 31,	August 31,
	2024	2023
Buildings and improvements	$12,942	$13,136
Machinery and equipment	26,056	26,606
Leasehold improvements	151	154
Other equipment	2,217	2,165
Construction in progress	76	118
Total property, plant and equipment	41,442	42,179
Less: Accumulated depreciation and amortization	(38,654)	(38,946)
Property, plant and equipment, net	$2,788	$3,233

Intangible Assets

Intangible assets as of May 31, 2024 and August 31, 2023 consisted of the following (in thousands):

	May 31, 2024
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$563	$472	$91
Acquired technology	5	314	314	—
Total		$877	$786	$91

	August 31, 2023
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$568	$471	$97
Acquired technology	5	320	320	—
Total		$888	$791	$97

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of May 31, 2024 and August 31, 2023 consisted of the following (in thousands):

	May 31,	August 31,
	2024	2023
Accrued compensation and benefits	$1,763	$1,766
Customer deposits	349	346
Accrued business expenses	160	163
Accrued professional service fees	111	102
Other (individually less than 5% of total accrued expenses and other current liabilities)	282	334
Total	$2,665	$2,711

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2024 and August 31, 2023 consisted of the following (in thousands, except percentages):

	May 31, 2024		August 31, 2023
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	$866	Various	$881
Equity method investments, net	47.62	$91	47.62	$93
Total investments in unconsolidated entities		$957		$974

There were no dividends received from unconsolidated entities through May 31, 2024.

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

Equity Method Investment

In July 2023, TSLC Corporation, the Company’s subsidiary, approved board resolution to acquire an equity interest in Yi Yang Optoelectronics Co., Ltd. The company accounts for its equity interest using the equity method as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of May 31, 2024, the Company owns 47.62% of the common shares of Yi Yang Optoelectronics Co., Ltd.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $37 thousand and $118 thousand for the three and nine months ended May 31, 2024, respectively. Lease expense related to these noncancelable operating leases was $39 thousand and $125 thousand for the three and nine months ended May 31, 2023, respectively.

Balance sheet information related to the Company’s leases is presented below:

	May 31, 2024	August 31, 2023
Assets
Operating lease right of use assets	$1,109	$1,371
Liabilities
Operating lease liabilities, current portion	$108	$139
Operating lease liabilities, less current portion	1,001	1,232
Total	$1,109	$1,371

The following provides details of the Company’s lease expenses:

	Three Months Ended May 31,
	2024	2023
Operating lease expenses, net	$37	$39

	Nine Months Ended May 31,
	2024	2023
Operating lease expenses, net	$118	$125

Other information related to leases is presented below:

	Nine Months Ended May 31,
	2024	2023
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$118	$125
Weighted Average Remaining Lease Term:
Operating leases	15.56 years	15.98 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of May 31, 2024 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2024	$37
2025	111
2026	80
2027	81
2028	81
Thereafter	875
Total future minimum lease payments, undiscounted	1,265
Less: Imputed interest	156
Present value of future minimum lease payments	$1,109

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of zero and $116 thousand as of May 31, 2024 and August 31, 2023, respectively.

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

As of May 31 2024, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company may offer and sell, from time to time through the Agent, the Company’s common stock having an aggregate offering price of up to the greater of $20,000,000, or the aggregate market value of common stock sold by the Company in the prior 12 months which is no more than one-third of the aggregate market value of the Company's common stock held by non-affiliates (the “Placement Shares”). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. During the year ended August 31, 2022, the Company sold 286,328 shares of the Company's common stock for gross proceeds of $995 thousand before placement agent fees and bank fees of $31 thousand. The Company did not sell any shares of its common stock under its ATM program in fiscal year 2023 and during the nine months ended May 31, 2024. The ATM program expired on June 8, 2024.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under the 2010 Plan as of May 31, 2024 and 2023, respectively. As of May 31, 2024 and 2023, there were 449 thousand and 674 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In July 2023, SemiLEDs granted 10 thousand restricted stock units to its directors, which vested 25% every three months from the vesting commencement date of July 7, 2023. The grant-date fair value of the restricted stock units was $2.44 per unit.

In April 2023, SemiLEDs granted 110.5 thousand restricted stock units to its employees, which vest 12.5% every three months from the vesting commencement date of April 25, 2023 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $1.87 per unit.

In March 2023, SemiLEDs granted 20 thousand restricted stock units to its employees, which vest 25% every anniversary starting from the vesting commencement date of March 8, 2023 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.30 per unit.

In November 2022, SemiLEDs granted 15 thousand restricted stock units to its directors that vested 25% every three months on February 7, 2023, May 7, 2023, August 7, 2023 and November 7, 2023. Since the 2023 annual meeting was held before November 7, 2023, 100% of the unvested restricted stock units shall immediately vested on May 19, 2023, the date of the 2023 annual meeting. The grant-date fair value of the restricted stock units was $2.33 per unit.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Cost of revenues	$8	$38	$78	$108
Research and development	8	40	80	112
Selling, general and administrative	15	63	93	161
	$31	$141	$251	$381

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Stock units to purchase common stock	12	80	48	81

9. Income Taxes

The Company’s loss before income taxes for the three and nine months ended May 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
U.S. operations	$(139)	$(228)	$(384)	$(595)
Foreign operations	(177)	(528)	(1,085)	(1,215)
Loss before income taxes	$(316)	$(756)	$(1,469)	$(1,810)

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

As of both May 31, 2024 and August 31, 2023, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2019 through 2022 remain open in most jurisdictions. With few exceptions, as of May 31, 2024, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2019. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions.

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

The Fourth Amendment with Simplot Taiwan Inc. (i) extends the maturity date of its loan agreement to January 15, 2025, and (ii) upon mutual agreement of the Company and Simplot Taiwan Inc., permits the Company to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of the Company’s common stock in the name of Simplot Taiwan Inc. as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement with Simplot Taiwan Inc. remained the same.

On January 7, 2024, the Company issued 305,343 shares of its common stock at a price of $1.31 per share to repay $400,000 of accrued interest on the loan agreement with Simplot Taiwan Inc. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

The Fourth Amendment to the loan agreement with Trung Doan amends the loan agreement’s maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the loan agreement with Trung Doan remained the same.

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

As of May 31, 2024 and August 31, 2023, these loans totaled $2.4 million and $3.2 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

On July 3, 2024, the Company and Trung Doan entered into the Sixth Amendment to the loan agreement (the “Sixth Amendment”). The Sixth Amendment amends the loan agreement to permit, upon the mutual agreement of the Company and Trung Doan, the Company to repay a portion of the principal amount or accrued interest under the loan agreement, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement, as amended by the Sixth Amendment, remained the same.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, our Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, the Company entered into the Third Amendment to the Notes (the “Third Amendments”) to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. The change in conversion price is subject to stockholder approval. All other terms and conditions of the Notes remained the same.

After the close of market on January 5, 2024, the Company entered into the Fourth Amendment to the Notes (the “ Note Fourth Amendments”) to amend the Notes to (i) convert the total principal and accrued interest on the Notes to common stock of the Company to be issued in the names of the Holders, and (ii) change the conversion price of the Notes from $2.046 per share to the closing price immediately preceding the signing of the Note Fourth Amendments, or $1.31 per share. All other terms and conditions of the Notes remained the same.

On January 5, 2024, the Holders converted the total principal and accrued interest of the Notes, in an aggregate amount of $1,608,848, to 1,228,128 shares of its common stock at a conversion price of $1.31 per share.

As of May 31, 2024 and August 31, 2023, the outstanding principal of these notes totaled zero and $1.4 million, respectively.

11. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company has analyzed its operations subsequent to May 31, 2024 to the date these consolidated financial statements were issued, finding that no material subsequent events need to be disclosed.

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
•
Adverse macroeconomic developments in those selected markets, including the United States, Japan, Taiwan and the Netherlands, where our revenues are concentrated, including supply chain delays and the impact of inflation on customer demand.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States, the Netherlands, and Japan. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•
Our ability to raise additional funding, sell additional equity securities and improve our liquidity. We need to improve our liquidity, access alternative sources of funding and obtain additional equity capital or debt when necessary for our operations. In July 2021, we established an at-the-market equity program (“ATM”) that allowed us to sell up to $20 million of shares of our common stock from time to time. In fiscal 2024 to date, we sold zero shares of our common stock pursuant to the ATM program. The ATM program expired on June 8, 2024. We may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all, particularly if our common stock is delisted from the Nasdaq Capital Market. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our stockholders.

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
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, Germany, and Japan. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and nine months ended May 31, 2024, sales to our three largest customers, in the aggregate, accounted for 79% and 65% of our revenues, respectively.
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
•
Cash position. Our cash and cash equivalents decreased to $1.7 cash and cash equivalents were million as of May 31, 2024 from $3.0 million as of May 31, 2023. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. Based on our current financial projections and assuming our outstanding notes are converted or extended, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three and nine months ended May 31, 2024 and 2023.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $119 thousand and $97 thousand for the three months ended May 31, 2024 and 2023, respectively. Inventory write‑downs to estimated net realizable values were $300 thousand and $471 thousand for the nine months ended May 31, 2024 and 2023, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates as set forth in the statistical release of the Bank of Taiwan. On May 31, 2024, the exchange rate was 32.4 NT dollars to one U.S. dollar. On July 1, 2024, the exchange rate was 32.55 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2024 Compared to the Three Months Ended May 31, 2023

	Three Months Ended
	May 31, 2024		May 31, 2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$33	2%	$35	2%	$(2)	(6)%
LED components	520	39%	1,080	64%	(560)	(52)%
Lighting products	72	5%	96	6%	(24)	(25)%
Other revenues(1)	698	53%	468	28%	230	49%
Total revenues, net	1,323	100%	1,679	100%	(356)	(21)%
Cost of revenues	780	59%	1,438	86%	(658)	(46)%
Gross profit	$543	41%	$241	14%	$302	125%

(1) Other revenues includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues decreased by 21% to $1.3 million for the three months ended May 31, 2024 from $1.7 million for the three months ended May 31, 2023. The decrease in revenues was driven primarily by a $560 thousand decrease in sales of LED components, a $2 thousand decrease in sales of LED chips and a $24 thousand decrease in lighting products, offset in part by a $230 thousand increase in other revenues.

Revenues attributable to the sales of our LED chips were $33 thousand and $35 thousand, representing both 2% of our revenues for the three months ended May 31, 2024 and 2023. The decrease was primarily due to fewer LED chips sold.

Revenues attributable to the sales of our LED components were $520 thousand and $1,080 thousand, representing 39% and 64%, respectively, of our revenues for the three months ended May 31, 2024 and 2023. Revenues attributable to sales of LED components were lower for the three months ended May 31, 2024 primarily due to fewer volumes sold.

Revenues attributable to the sales of lighting products represented 5% and 6% of our revenues for the three months ended May 31, 2024 and 2023, respectively. Revenues attributable to the sales of lighting products were lower for the three months ended May 31, 2024 primarily due to decreased demand for LED lighting products.

Revenues attributable to other revenues represented 53% and 28% of our revenues for the three months ended May 31, 2024 and 2023, respectively. The increase in revenues attributable to other revenues was primarily due to the provision of service and the sale of raw materials.

We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on profitable products.

Cost of Revenues

Our cost of revenues was $780 thousand and $1.4 million for the three months ended May 31, 2024 and 2023, respectively. The decrease in cost of revenues was due to the decrease in the volume of products sold.

Gross Profit

Our gross profit increased from $241 thousand for the three months ended May 31, 2023 to $543 thousand for the three months ended May 31, 2024 as a consequence of an increase in the sales of products with higher margins.

Operating Expenses

	Three Months Ended
	May 31, 2024		May 31, 2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$320	24%	$372	22%	$(52)	(14)%
Selling, general and administrative	696	53%	850	51%	(154)	(18)%
Total operating expenses	$1,016	77%	$1,222	73%	$(206)	(17)%

Research and development Our research and development expenses were $320 thousand and $372 thousand for the three months ended May 31, 2024 and 2023, respectively. The decrease was primary due to a $38 thousand decrease in payroll and compensation and a $14 thousand decrease in materials and supplies.

Selling, general and administrative Our selling, general and administrative expenses decreased from $850 thousand for the three months ended May 31, 2023 to $696 thousand for the three months ended May 31, 2024. The decrease was mainly attributable to a decrease in payroll and stock-based compensation, professional service fees and various other expenses.

Other Income (Expenses)

	Three Months Ended
	May 31, 2024		May 31, 2023
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment loss from unconsolidated entities	$(3)	—%	$—	—%
Interest expenses, net	(58)	(4)%	(67)	(4)%
Other income, net	277	21%	295	18%
Foreign currency transaction loss, net	(59)	(4)%	(3)	—%
Total other income, net	$157	13%	$225	14%

Investment loss from unconsolidated entities Investment loss from unconsolidated entities, net increased from zero for the three months ended May 31, 2023 to $3 thousand for the three months ended May 31, 2024, primarily due to the decrease in equity method investments.

Interest expenses, net Interest expenses, net primarily consisted of accrued interest payment on $2.4 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expenses, net was primarily due to decrease in interest expense for the three months ended May 31, 2024.

Other income, net Other income, net which primarily consisted of rental income, was $277 thousand and $295 thousand for the three months ended May 31, 2024 and May 31, 2023, respectively.

Foreign currency transaction loss, net We recognized a net foreign currency transaction loss of $59 thousand and $3 thousand for the three months ended May 31, 2024 and 2023, respectively, primarily due to the impact of a lower exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts payables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2024, consistent with 2023, since Taiwan SemiLEDs has incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income Attributable to Noncontrolling Interests

Three Months Ended
	May 31, 2024		May 31, 2023
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$3	1%	$—	—%

We recognized net income attributable to non-controlling interests of $3 and zero for the three months ended May 31, 2024 and 2023, respectively, which was attributable to the share of the net gain (loss) of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., for both May 31, 2024 and 2023.

Nine months Ended May 31, 2024 Compared to the Nine months Ended May 31, 2023

	Nine Months Ended
	May 31, 2024		May 31, 2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$93	2%	$106	2%	$(13)	(12)%
LED components	2,139	56%	2,295	51%	(156)	(7)%
Lighting products	169	4%	307	7%	(138)	(45)%
Other revenues(1)	1,458	38%	1,818	40%	(360)	(20)%
Total revenues, net	3,859	100%	4,526	100%	(667)	(15)%
Cost of revenues	2,959	77%	3,560	79%	(601)	(17)%
Gross profit	$900	23%	$966	21%	$(66)	(7)%

(1) Other revenues include primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues decreased from $4.5 million for the nine months ended May 31, 2023 to $3.9 million for the nine months ended May 31, 2024. The $667 thousand decrease in revenues reflects a $156 thousand decrease in sales of LED components, a $138 thousand decrease in sales of lighting products, a $13 thousand decrease in sales of LED chips and a $360 thousand decrease in sales of other revenues.

Revenues attributable to the sales of our LED chips were $93 thousand and $106 thousand, representing 2% of our revenues for both nine months ended May 31, 2024 and 2023, respectively. The slight decrease in sales of LED chips was a result of a decrease in the volume of LED chips sold.

Revenues attributable to the sales of our LED components were $2.1 million and $2.3 million, representing 56% and 51% of our revenues for the nine months ended May 31, 2024 and 2023, respectively. The decrease in sales of LED components was primarily due to less volumes sold.

Revenues attributable to the sales of lighting products were $169 thousand and $307 thousand, representing 4% and 7% of our revenues for nine months ended May 31, 2024 and 2023, respectively. Revenues attributable to the sales of lighting products were $138 thousand lower for the nine months ended May 31, 2023 primarily due to less demand for the lighting products sold.

Revenues attributable to other revenues represented 38% and 40% of our revenues for the nine months ended May 31, 2024 and 2023, respectively. The decrease in revenues attributable to other revenues was primarily due to reductions in the provision of service and the sale of raw materials.

Cost of Revenues

Our cost of revenues decreased by 17% from $3.6 million for the nine months ended May 31, 2023 to $3 million for the nine months ended May 31, 2024. The decrease in cost of revenues was primarily due to the decrease in the volume of products sold.

Gross Profit

Our gross profit decreased from $966 thousand for the nine months ended May 31, 2023 to $900 thousand for the nine months ended May 31, 2024. Our gross margin percentage was 23% for the nine months ended May 31, 2024, as compared to 21% for the nine months ended May 31, 2023 as a consequence of an increase in the sales of products with higher margins.

Operating Expenses

	Nine Months Ended
	May 31, 2024		May 31, 2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$943	24%	$1,032	23%	$(89)	(9)%
Selling, general and administrative	2,131	55%	2,271	50%	(140)	(6)%
Gain on disposals of long-lived assets, net	(50)	(1)%	—	—%	(50)	—%
Total operating expenses	$3,024	77%	$3,303	73%	$(279)	(8)%

Research and development Our research and development expenses were $943 thousand and $1.0 million for the nine months ended May 31, 2024 and 2023, respectively. The decrease was primary due to a $74 thousand decrease in payroll and compensation and a $14 thousand decrease in various other expenses.

Selling, general and administrative Our selling, general and administrative expenses were $2.1 million and $2.3 million for nine months ended May 31, 2024 and May 31, 2023. The slight decrease was mainly attributable to a $67 thousand decrease in payroll and compensation, a $16 thousand decrease in bank charges, a $15 thousand decrease in insurance expenses, a $9 thousand decrease in repair and maintenance expense and a $7 thousand decrease in employee benefit.

Gain on disposal of long-lived assets, net

We recognized a net gain of $50 thousand and zero on the disposal of long-lived assets for the nine months ended May 31, 2024 and 2023, respectively. Due to the excess capacity charges that we have suffered for the last few years, and considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Nine Months Ended
	May 31, 2024		May 31, 2023
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Interest expenses, net	(211)	(5)%	(219)	(4)%
Other income, net	913	24%	766	16%
Foreign currency transaction loss, net	(47)	(1)%	(20)	—%
Total other income, net	$655	17%	$527	12%

Interest expenses, net Interest expenses, net primarily consisted of accrued interest payments on convertible notes, NT dollar denominated long-term notes and $2.4 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expense, net was primarily due to lower outstanding debt for the nine months ended May 31, 2024.

Other income, net Other income, net increased from $766 thousand for the nine months ended May 31, 2023, to $913 thousand for the nine months ended May 31, 2024, primarily due to an increase in rental income and revenue under the Patent Cross-License Agreement with CrayoNano AS.

Foreign currency transaction loss, net We recognized a net foreign currency transaction loss of $47 thousand and $20 thousand for the nine months ended May 31, 2024 and 2023, respectively, primarily due to the impact of a lower exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts payables.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2024, consistent with 2023, since Taiwan SemiLEDs has incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net (Loss) Income Attributable to Noncontrolling Interests

Nine Months Ended
	May 31, 2024		May 31, 2023
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income (loss) attributable to noncontrolling interests	$7	—%	$(1)	—

We recognized net income attributable to non-controlling interests of $7 thousand and net loss of $1 thousand for the nine months ended May 31, 2024 and 2023, respectively, which was attributable to the share of the net gain (loss) of Taiwan Bandaoti Zhaoming Co., Ltd held by the remaining non-controlling holders. Non-controlling interests represented 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., for both May 31, 2024 and 2023.

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

Sources and Uses of Cash

As of May 31, 2024 and August 31, 2023, we had cash and cash equivalents of $1.7 million and $2.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds.

As of July 5, 2024, we had no available credit facility.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $4.0 million and $6.4 million as of May 31, 2024 and August 31, 2023, respectively. In January 2024, the convertible unsecured promissory notes were all converted.

Our NT dollar denominated long-term notes, totaled $1.4 million as of May 31, 2024 and $1.8 million as of August 31, 2023. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.29% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.67% currently) and was used for operating capital. These loans are secured by a $77 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $23 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2024, our outstanding balance on this note payable was approximately $879 thousand.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $14 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2024, our outstanding balance on this note payable was approximately $538 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $2.1 million and $2.3 million as of May 31, 2024 and August 31, 2023, respectively.

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

The Fourth Amendment with Simplot Taiwan Inc. (i) extends the maturity date of its loan agreement to January 15, 2025, and (ii) upon mutual agreement of the Company and Simplot Taiwan Inc., permits the Company to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of the Company’s common stock in the name of Simplot Taiwan Inc. as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement with Simplot Taiwan Inc. remained the same.

On January 7, 2024, the Company issued 305,343 shares of its common stock at a price of $1.31 per share to repay $400,000 of accrued interest on the Loan Agreement with Simplot Taiwan Inc. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

The Fourth Amendment to the loan agreement with Trung Doan amends the loan agreement’s maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the loan agreement with Trung Doan remained the same.

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

As of May 31, 2024 and August 31, 2023, these loans totaled $2.4 million and $3.2 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

On July 3, 2024, the Company and Trung Doan entered into the Sixth Amendment to the loan agreement (the “Sixth Amendment”). The Sixth Amendment amends the loan agreement to permit, upon the mutual agreement of the Company and Trung Doan, the Company to repay a portion of the principal amount or accrued interest under the loan agreement, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement, as amended by the Sixth Amendment, remained the same.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, our Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, the Company entered into the Third Amendment to the Notes (the “Third Amendments”) to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. The change in conversion price is subject to stockholder approval. All other terms and conditions of the Notes remained the same.

After the close of market on January 5, 2024, the Company entered into the Fourth Amendment to the Notes (the “Note Fourth Amendments”) to amend the Notes to (i) convert the total principal and accrued interest on the Notes to common stock of the Company to be issued in the names of the Holders, and (ii) change the conversion price of the Notes from $2.046 per share to the closing price immediately preceding the signing of the Note Fourth Amendments, or $1.31 per share. All other terms and conditions of the Notes remained the same.

On January 5, 2024, the Holders converted the total principal and accrued interest of the Notes, in an aggregate amount of $1,608,848, to 1,228,128 shares of its common stock at a conversion price of $1.31 per share.

As of May 31, 2024 and August 31, 2023, the outstanding principal of these notes totaled zero and $1.4 million, respectively.

Working Capital

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $319 thousand and $756 thousand during the three months ended May 31, 2024 and 2023, respectively. Net cash used in operating activities for the nine months ended May 31, 2024 was $570 thousand. As of May 31, 2024, we had cash and cash equivalents of $1.7 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation.

On July 6, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent our common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We agreed to pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimburse the Agent for certain expenses. We did not sell any shares of common stock under our ATM program in fiscal year 2023 or in the third quarter of fiscal 2024. The ATM program expired on June 8, 2024.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2024 is approximately $3.4 million, which we have funded, or expect to fund through the issuance of additional equity to repay principal and accrued interest and through loan extensions. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. The loans with each of our Chairman and Chief Executive Officer and our largest shareholder are expected to be extended upon maturity. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended
	May 31, 2024	May 31, 2023
Net cash used in operating activities	$(570)	$(645)
Net cash used in investing activities	$(46)	$(228)
Net cash used in financing activities	$(336)	$(354)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2024 and May 31, 2023 was $570 thousand and $645 thousand, respectively. The decrease in cash flows used in operating activities for the nine months ended May 31, 2024 was primary attributable to a $263 thousand decrease of accounts receivable offset by an $195 thousand increase prepaid expense and other current assets.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2024 and May 31, 2023 was $46 thousand and $228, respectively, primarily for the purchases of property, plant and equipment during each period.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the nine months ended May 31, 2024 and May 31, 2023 was $336 thousand and $354 thousand, respectively. The decrease was primary attributable to the repayments of long-term debt.

Capital Expenditures

We had capital expenditures of $80 thousand and $212 thousand for the nine months ended May 31, 2024 and 2023, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of May 31, 2024.

Item 1A. Risk Factors

Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A “Risk Factors” in Part I of our 2023 Annual Report.

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

On July 10, 2023, Roger Lee resigned from our Board of Directors effective immediately, which resulted in one vacancy on our audit committee. In accordance with Nasdaq Listing Rule 5605(c)(4)(B), we have been provided a cure period until the earlier of our next annual meeting of stockholders or July 10, 2024, or if the next annual stockholders’ meeting is held before January 8, 2024, then we must evidence compliance no later than January 8, 2024 to regain compliance with the audit committee requirements. If we do not regain compliance with the audit committee requirements by the period provided, Nasdaq will notify us that our common stock will be delisted. On July 3, 2024, we appointed Dr. Chris Chang Yu as a director and member of our audit committee, effective immediately. With the appointment of Dr. Yu to our audit committee, we believe our audit committee once again meets the requirements of Nasdaq Listing Rule 5605(c)(2)(A), being comprised of three independent members, but we have not yet received a compliance letter from Nasdaq.

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

In January 2024, we converted the total principal and accrued interest of our outstanding convertible unsecured promissory notes, in an aggregate amount of $1,608,848, to 1,228,128 shares of our common stock at a conversion price of $1.31 per share. We also issued 305,343 shares of our common stock at a price of $1.31 per share in January 2024 to repay $400,000 of (1) accrued interest and, once repaid in full, (2) principal, on our existing Loan Agreement with Simplot Taiwan Inc. In February 2024, we prepaid $800,000 of principal on our existing Loan Agreement with Trung Doan by delivering 629,921 shares of our common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. Based on these transactions, Nasdaq issued a conditional compliance letter on January 18, 2024. Our stockholders’ equity as of May 31, 2024 was $2.7 million.

There can be no assurance that we will regain and maintain compliance with Nasdaq’s continued listing requirements or that our common stock will not be delisted from Nasdaq in the future.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended May 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1

Sixth Amendment, dated July 3, 2024, to the Loan Agreement between SemiLEDs Corporation and Trung Doan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2024, File No. 001-34992)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMILEDS CORPORATION
(Registrant)

Dated:	July 11, 2024	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)