Form 10-K
period 2024-08-31
SemiLEDs Corp
filed 2024-11-27
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended August 31, 2024

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

The aggregate market value of voting stock held by non‑affiliates of the registrant as of February 29, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Capital Market on such date, was approximately $5.4 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of November 20, 2024: 7,211,738

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Taiwan, the United States, the Netherlands and Japan. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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
•
developing multi-pixel Mini LED packages for commercial displays; and
•
developing small format AI sensors having a light source and photodetector in cooperation with our Japanese partners for various applications such as dot projectors and photoplethysmogram (PPG) sensors.

These technical capabilities enable us to produce LED chips, LED component, LED modules and System products. We believe these capabilities and know-how should also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices.

We were incorporated in the State of Delaware on January 4, 2005. We are a holding company for two principal owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacture and a substantial portion of marketing and sale of LED products, including lighting fixtures and systems, and is where most of our employees are based.

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

Discussed in further detail below, our newly developed wafer level package technology allows us to interconnect photonic devices together with a photodetector and/or device driver Integrated Circuit (IC) without using an interposer in one thin-format package.

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

To differentiate ourselves from other LED package manufacturers, we are putting more resources towards module and system design. Along with our technical know-how in the chip and package sectors, we are able to further integrate electrical, thermal and mechanical manufacturing resources to provide customers with one-stop system services. Services include design, prototyping, OEM and ODM. Key markets that we target at the system end include different types of UV LED industrial printers, aquarium lighting, medical applications, niche imaging light engines, horticultural lighting, high standard commercial lighting and multi-pixel Mini-LED package (16 RGB pixels in one package) for fine pitch Mini-LED display market, and disinfection markets.

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

Lighting Products

We design, assemble and sell lighting fixtures and systems for general lighting applications, including commercial, residential and industrial lighting. Our lighting products consist primarily of LED luminaries and LED retrofits. Our lighting product customers are primarily ODMs of lighting products and the end-users of lighting devices. Revenues from sales of our lighting products represented 4% and 5% of our revenues for the years ended August 31, 2024 and 2023, respectively.

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

Sensor Development with Japanese Partner

We are working with a Japanese company developing new sensors for smartphones, smartwatches, and Augmented Reality/ Virtual Reality glasses, utilizing our newly-developed wafer level package technology. This technology allows us to interconnect photonic devices together with photodetectors and/or device drivers IC without using an interposer in one package having thin format. These new sensors, such as dot projectors using Meta lens and photoplethysmogram (PPG) sensors, are intended for smartwatches, smartphones and smart glasses. We also developing flood illuminator for 3D sensing.

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

We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2024 and 2023, our top ten customers collectively accounted for approximately 91% of our revenues. Some of our largest customers and what we produce, or have produced, for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2024 and 2023, sales to our three largest customers, in the aggregate, accounted for 61% and 53% of our revenues, respectively. For the year ended August 31, 2024, sales to Shin-Etsu Chemical Co., Ltd. and INDEL Distribution B.V. accounted for 31% and 18% of our total revenues, respectively. For the year ended August 31, 2023, sales to INDEL Distribution B.V. and Revlon, Inc. accounted for 20% and 17% of our total revenues, respectively.

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

As of August 31, 2024, we had 96 patents issued and 15 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2024, we also had 96 patents issued and 14 patents pending before patent and trademark offices outside the United States. Of these 192 issued patents, 124 expire between 2025 and 2029, 47 expire between 2030 and 2034, 18 expire between 2035 and 2041, and three expire after 2041. Thirty-four of our issued patents are design patents and one of our pending patents is a design patent. We believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to “SemiLEDs” in the United States, and “MvpLED” in China.

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

Research and Development

We focus our research and development efforts on our design methodology and process technology for our LED products. We also focus on improving our production yields and increasing wafer sizes to lower our production costs. Our research and development team work closely with our manufacturing team. We conduct our research and development activities at our manufacturing facilities in Taiwan. Our future research and development strategy will primarily focus on developing new products in collaboration with our ODM partners utilizing our vertical technology and our expertise in the manufacturing of LED components. We expect to be continually engineering new products and systems, as well as enhancements to existing products, to meet the needs of our customers. By leveraging the fabless business model, we expect to be able to minimize our own research and development costs associated with chip products, increase the scale of our business without increasing overhead and diversify our business risk among many sales channels. In addition, we are partnering with a Japanese manufacturer developing new sensors such as dot projectors and photoplethysmogram (PPG) sensors.

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
•
providing high precision packaging solutions to automotive industries to enable high accuracy demands for LiDAR applications;
•
providing a unique wafer level package technology; and
•
our sales channels.

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

As of August 31, 2024, we had approximately 116 employees. All of our employees are based in Taiwan. None of our employees are represented by a labor union. We consider relations with our employees to be good.

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

Available Information

At our investor relations website, https://www.semileds.com/investors, we make available free of charge our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, and Current Reports on Form 8‑K, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us, and other issuers that file electronically with the SEC. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report we file with, or furnish to, the SEC, and all website addresses in this report are intended to be inactive textual references only.

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

We incurred net losses attributable to SemiLEDs stockholders of $2.0 and $2.7 million for the years ended August 31, 2024 and 2023, respectively. We can give no assurance that we will not continue to incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. As of August 31, 2024, we had an accumulated deficit of $189 million. And our cash and cash equivalents decreased to $1.7 million at August 31, 2024, these facts and conditions raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes it has a liquidity plan, as further described in elsewhere in this annual report that if executed successfully should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2025, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

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

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2024 and 2023, our top ten customers collectively accounted for approximately 91% of our revenues. Some of our largest customers and what we produce/have produced for them change from quarter to quarter, primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2024 and 2023, sales to our three largest customers, in the aggregate, accounted for approximately 61% and 53% of our revenues, respectively.

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

LED components are the core products from which we derive our revenues. Revenues attributable to the sales of our LED components represented approximately 51% and 56% of our revenues for the years ended August 31, 2024 and 2023, respectively. We expect to continue to generate our revenues mainly from the sales of LED components for the foreseeable future. As such, the continued market acceptance of our LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our business, financial condition and results of operations.

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

Our gross margins have fluctuated and may continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. In 2023, sales and gross margin both decreased due to a decline in other revenues rather than LED components compared to 2022. In 2024, sales decreased but gross margin increased due to higher other revenues rather than LED chips, LED components and lighting products sales compared to 2023. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our UV market, focusing on product enhancement and developing our UV LED into many other applications or devices. As we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

Our revenues are highly concentrated in a few select markets, including the Netherlands, Taiwan, the United States and Japan. Net revenues generated from sales to customers in the Netherlands, Taiwan, the United States, and Japan, in the aggregate, accounted for approximately 91% and 89% of our net revenues for the years ended August 31, 2024 and 2023, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

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

On July 10, 2023, Roger Lee resigned from our Board of Directors effective immediately, which resulted in one vacancy on our audit committee. In accordance with Nasdaq Listing Rule 5605(c)(4)(B), we were provided a cure period until the earlier of our next annual meeting of stockholders or July 10, 2024, or if the next annual stockholders’ meeting is held before January 8, 2024, then we must evidence compliance no later than January 8, 2024 to regain compliance with the audit committee requirements. On July 3, 2024, we appointed Dr. Chris Chang Yu as a director and member of our audit committee, effective immediately. With the appointment of Dr. Yu to our audit committee, we once again meet the requirements of Nasdaq Listing Rule 5605(c)(2)(A), being comprised of three independent members.

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

However, our stockholders equity has again declined below the $2,500,000 minimum as of August 31, 2024, so we may receive another deficiency notice. There can be no assurance that we will be able to regain or maintain compliance with Nasdaq’s continued listing requirements or that our common stock will not be delisted from Nasdaq in the future.

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

As of November 20, 2024, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 53.4% of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to practically control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

General Risks

Epidemics, pandemics, and other outbreaks could disrupt the Company’s operations and adversely affect its business, results of operations, and cash flows.

Epidemics, pandemics, and other outbreaks of an illness, disease, or virus have adversely affected, and could adversely affect in the future, workforces, customers, economies, and financial markets globally, potentially leading to economic downturns. The significance of the impact on our operations of an epidemic, pandemic, or other outbreak depends on numerous factors that we may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of an outbreak (including the extent of surges, mutations, or strains of the outbreak and the efficacy of vaccination and other efforts to contain the outbreak or treat its effects); actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for our products and services; the effect on the health, wellness, and productivity of our employees; and our ability to manufacture, sell, and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter‑in‑place orders. These and other factors relating to or arising from an epidemic, pandemic, or other outbreak could have a material adverse effect on our business, results of operations, and cash flows, as well as the trading price of our common stock.

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

Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. Our revenues derived from customers located in Taiwan and China (including Hong Kong) were 14% and 21% for the years ended August 31, 2024 and 2023, respectively. Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 1% and 2% of our revenues for the years ended August 31, 2024 and 2023, respectively.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have dedicated to advance our cybersecurity risk management and integrated it into our overall risk management program, which program manages cybersecurity, financial, operational and compliance risks. To access, identify and manage cybersecurity threats, we implemented a cybersecurity risk management program with oversight by our Board of Directors (“Board”). Our management, led by an experienced information security team, continually monitors cybersecurity risk incidents.

Our cybersecurity risk management program sets forth a framework provided by our information security team to identify and mitigate vulnerabilities and risks in our information systems. Elements of the program include, among the other things, penetration tests on our networks and engaging in annual employee cybersecurity training.

We have engaged a third-party service provider periodically to review and improve our cybersecurity risk management framework, including by identifying third-parties information systems that could cause cybersecurity incidents to our business.

Governance

Our information security team, including our system engineering department leader who manages our information technology, is responsible for accessing and managing cybersecurity operations and incident response, reports cybersecurity incidents to management and, if the incidents are material, our audit committee. The members of our information security team each have over 10 years of experience and extensive knowledge in managing cybersecurity programs.

Our Audit Committee assists the Board in overseeing cybersecurity risks, including discussing with management and the information security team if cybersecurity threats are identified, and recommends cybersecurity framework improvements to the Board.

Item 2. Properties

The following are significant manufacturing and office facilities that we own or lease as of August 31, 2024:

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

There were no material pending legal proceedings or claims as of August 31, 2024.

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

There were 50 holders of record of our common stock as of November 20, 2024.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock, and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2024.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including Netherlands, Taiwan, the United States, and Japan. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States, and Japan. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2024 and 2023, sales to our three largest customers, in the aggregate, accounted for 61% and 53% of our revenues, respectively.
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
•
Cash position. Our cash and cash equivalents were $1.7 million and $2.6 million as of August 31, 2024 and 2023, respectively. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. Based on our current financial projections and assuming our outstanding notes are converted or extended, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Our customers consist primarily of packagers, ODMs and end‑customers. Our revenues attributable to our ten largest customers accounted for 91% of our revenues for the years ended August 31, 2024 and 2023.

Our revenues have been concentrated in a few select markets, including the Netherlands, Taiwan, the United States and Japan. Net revenues generated from these countries, in the aggregate, accounted for 91% and 89% of our net revenues for the years ended August 31, 2024 and 2023, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

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

Gain on disposal of long‑lived assets, net. We recognized a gain of $49 thousand and zero on the disposal of long-lived assets for the years ended August 31, 2024 and 2023, respectively. Due to the excess capacity charges that we have suffered for many years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expense)

Interest expenses, net. Interest expenses, net consist of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents deposited with commercial banks in the United States and Taiwan. As of August 31, 2024 and 2023, we had cash and cash equivalents of $1.7 million and $2.6 million, respectively, which consisted of time deposits with initial maturity of greater than three months but less than one year. Interest expense consists primarily of interest on our convertible notes and long‑term borrowings and/or short‑term lines of credit with certain banks in Taiwan as well as with our Chairman and largest stockholder. We had long‑term debt totaling $3.7 million and $6.4 million as of August 31, 2024 and 2023, respectively.

Other income, net. Other income for the years ended August 31, 2024 and 2023 primarily consists of rental income from the lease of spare space in our Hsinchu building.

Foreign currency transaction gain (loss), net. We recognized foreign currency transaction loss of $13 thousand and $52 thousand for the years ended August 31, 2024 and 2023, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits and accounts payable held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

Taiwan tax treatment. The corporate income tax rate in Taiwan is 20% for the year ended August 31, 2024 and 2023. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. The surtax rate has been reduced from 10% to 5%, starting applicable to the undistributed retained earnings of the year ended August 31, 2019. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2024 and 2023, we do not expect to pay such taxes on undistributed earnings.

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

As of August 31, 2024, we had total foreign net operating loss carryforwards of $37 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will expire in various amounts in future years. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

Inventory Valuation

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence, and we write down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers’ demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write‑downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write‑downs may be required that could adversely affect our operating results. Inventory write‑downs totaled $411 thousand and $627 thousand for the years ended August 31, 2024 and 2023, respectively. A majority of our inventory write‑downs during the years ended August 31, 2024 and 2023 was related to finished goods and work in process, primarily as a result of obsolescence.

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

For the year ended August 31, 2024, lower than projected sales of our LED products and lower market capitalization compared to our consolidated net book values again indicated potential impairment of our long‑lived assets. We projected undiscounted future cash flows to analyze potential impairment, based upon a variety of factors, including primarily our continuous efforts to suppress gross loss from chip sales and the cooperation model discussed with other parties, considering all known trends and uncertainties. The significant assumptions used in determining the estimated undiscounted cash flows for the LED chips and components asset group were revised to reflect the new operation status. Based on the assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value. Consequently, no asset impairment was recognized during the year ended August 31, 2024.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the years ended August 31, 2024 and 2023.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values for the years ended August 31, 2024 and 2023 were $411 thousand and $627 thousand, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 31, 2024 the exchange rate was 31.94 NT dollars to one U.S. dollar. On November 20, 2024, the exchange rate was 32.5 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following consolidated statement of operations data for the years ended August 31, 2024 and 2023 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2024		2023
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$5,183	100%	$5,979	100%
Cost of revenues	4,130	80%	4,972	83%
Gross profit	1,053	20%	1,007	17%
Operating expenses:
Research and development	1,160	22%	1,353	23%
Selling, general and administrative	2,891	56%	3,058	51%
Gain on disposals of long-lived assets, net	(49)	(1)%	-	—%
Total operating expenses	4,002	77%	4,411	74%
Loss from operations	(2,949)	(57)%	(3,404)	(57)%
Other income (expenses):
Investments loss	(3)	—%	(1)	—%
Interest expenses, net	(247)	(5)%	(287)	(5)%
Other income, net	1,181	23%	1,054	18%
Foreign currency transaction loss, net	(13)	—%	(52)	(1)%
Total other income, net	918	18%	714	12%
Loss before income taxes	(2,031)	(39)%	(2,690)	(45)%
Income tax expense	—	—	—	—
Net loss	(2,031)	(39)%	(2,690)	(45)%
Less: Net income attributable to noncontrolling interests	5	—%	—	—%
Net loss attributable to SemiLEDs stockholders	$(2,036)	(39)%	$(2,690)	(45)%

Year Ended August 31, 2024 Compared to Year Ended August 31, 2023

	Years Ended August 31,
	2024		2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$93	2%	$111	2%	$(18)	(16)%
LED components	2,656	51%	3,345	56%	(689)	(21)%
Lighting products	212	4%	321	5%	(109)	(34)%
Other revenues (1)	2,222	43%	2,202	37%	20	1%
Total revenues, net	5,183	100%	5,979	100%	(796)	(13)%
Cost of revenues	4,130	80%	4,972	83%	(842)	(17)%
Gross profit	$1,053	20%	$1,007	17%	$46	5%

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and the lease of manufacturing as well as research and development facilities.

Revenues, net

Our revenues decreased by 13% from $6.0 million for the year ended August 31, 2023 to $5.2 million for the year ended August 31, 2024. The decrease in revenues was driven primarily by a $689 thousand decrease in sales of LED components, a $109 thousand decrease in sales of LED lighting products and a $18 thousand decrease in sales of LED chips, offset by a $20 thousand increase in other revenues.

Revenues attributable to the sales of our LED components were $2.7 million and $3.3 million, representing 51% and 56% of our revenues for the years ended August 31, 2024 and 2023, respectively. The decrease in sales of LED components was primarily due to less volumes sold.

Revenues attributable to the sales of lighting products were $212 thousand and $321 thousand, representing 4% and 5% of our revenues for the years ended August 31, 2024 and 2023, respectively. The decrease in sales of lighting products was mainly due to less demand for LED lighting products.

Revenues attributable to the sales of our LED chips were $93 thousand and $111 thousand, representing 2% of our revenues for both the years ended August 31, 2024 and 2023. The slight decrease was primarily due to a lower volumes of LED chips sold in the fiscal year ended August 31, 2024.

Revenues attributable to other revenues represented 43% and 37% of our revenues for the years ended August 31, 2024 and 2023, respectively. The increase in other revenues was primarily due to the provision of services and the sale of raw materials.

We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Cost of Revenues

Our cost of revenues decreased by 17% from $5.0 million for the year ended August 31, 2023 to $4.1 million for the year ended August 31, 2024. The decrease in cost of revenues was primarily due to a decrease in the volume of products sold. Inventory write‑downs totaled $411 thousand and $627 thousand for the years ended August 31, 2024 and 2023, respectively. A majority of our inventory write-downs during the years ended August 31, 2024 and 2023 was related to finished goods and work in process, primarily as a result of obsolescence.

Gross Profit

Our gross profit increased from $1.0 million for the year ended August 31, 2023 to $1.1 million for the year ended August 31, 2024. Our gross margin percentage was 20% for the year ended August 31, 2024, as compared to 17% for the year ended August 31, 2023 as a result of an increase in other revenues.

Operating Expenses

	Years Ended August 31,
	2024		2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,160	22%	$1,353	23%	$(193)	(14)%
Selling, general and administrative	2,891	56%	3,058	51%	(167)	(5)%
Gain on disposals of long-lived assets, net	(49)	(1)%	—	—%	(49)	—%
Total operating expenses	$4,002	77%	$4,411	74%	$(409)	(9)%

Research and development. Our research and development expenses were $1.2 million and $1.4 million for the year ended August 31, 2024 and 2023, respectively. The decrease was primarily due to a $124 thousand decrease in payroll expense and a $64 thousand decrease in materials and supplies.

Selling, general and administrative. Our selling, general and administrative expenses were $2.9 million and $3.1 million for the years ended August 31, 2024 and 2023, respectively. The decrease was mainly attributable to a $116 thousand decrease in payroll expense, a $15 thousand decrease in insurance expenses, a $10 thousand decrease in repair and maintenance expense and a $8 thousand decrease in employee benefit.

Gain on disposal of long‑lived assets, net. We recognized a gain of $49 thousand and zero on the disposal of long-lived assets for the years ended August 31, 2024 and 2023, respectively. Due to the excess capacity charges that we have suffered for many years, and considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Years Ended August 31,
	2024		2023
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment loss from unconsolidated entities	$(3)	—%	$(1)	—%
Interest expenses, net	(247)	(5)%	(287)	(5)%
Other income, net	1,181	23%	1,054	18%
Foreign currency transaction loss, net	(13)	—%	(52)	(1)%
Total other income, net	$918	18%	$714	12%

Investment loss from unconsolidated entities. Investment loss from unconsolidated entities increased from $1 thousand for the year ended August 31, 2023 to $3 thousand for the year ended August 31, 2024, primarily due to the increased losses of the unconsolidated entities.

Interest expenses, net. Interest expenses, net primarily consisted of accrued interest payments on convertible notes, NT dollar denominated long-term notes and $2.4 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expense, net was primarily due to lower outstanding debt.

Other income, net. Other income, net increased from $1.1 million for the year ended August 31, 2023 to $1.2 million for the year ended August 31, 2024.

Foreign currency transaction loss, net. We recognized a net foreign currency transaction loss of $13 thousand and a net foreign currency transaction loss of $52 thousand for the years ended August 31, 2024 and 2023, respectively, primarily due to the appreciation of the U.S. dollar against the NT dollar from bank deposits and accounts payables held by Taiwan SemiLEDs and Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

Income Tax Expense (Benefit)

Our effective tax rate is expected to be approximately zero for both fiscal year 2024 and 2023, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

As of August 31, 2024 and 2023, we recognized full valuation allowances of $13.6 million and $23.8 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2024 and 2023. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

As of August 31, 2024, we had U.S. federal net operating loss (“NOLs”) carryforwards of $4.3 million, which will expire in various amounts beginning in our fiscal 2025. NOLs generated in tax years prior to August 31, 2018 can be carried forward for twenty years, whereas NOLs generated after August 31, 2018 can be carried forward indefinitely. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

As of August 31, 2024, we had total foreign net operating loss carryforwards of $37 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income TaxAct, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

Net Income Attributable to Noncontrolling Interests

	Years Ended August 31,
	2024		2023
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net Income attributable to noncontrolling interests	$5	—%	$—	—%

We recognized $5 thousand net income attributable to non-controlling interests and zero net loss attributable to non-controlling interests for the year ended August 31, 2024 and 2023, respectively, which was attributable to the share of the net income of Taiwan Bandaoti Zhaoming Co., Ltd. held by the non-controlling holders. Non-controlling interests represented 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd. for both the years ended August 31, 2024 and 2023.

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

Sources and Uses of Cash

As of August 31, 2024 and 2023, we had cash and cash equivalents of $1.7 million and $2.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We require cash to fund our operating expenses, working capital requirements and service our debts, including principal and interest.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $3.7 million and $6.4 million as of August 31, 2024 and 2023, respectively.

Our NT dollar denominated long-term notes, totaled $1.3 million and $1.8 million as of August 31, 2024 and 2023, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.415% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.795% currently) and is available for operating capital. These loans are secured by an $78 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of August 31, 2024, our outstanding balance on this note payable was approximately $820 thousand.

•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of August 31, 2024, our outstanding balance on this note payable was approximately $503 thousand .

Property, plant and equipment pledged as collateral for our notes payable were $2.0 million and $2.3 million as of August 31, 2024 and 2023, respectively.

On January 8, 2019, we entered into loan agreements with each of the Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of our headquarters building pursuant to the agreement dated December 15, 2015. We were initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of these loans was further extended with same terms and interest rate for one year to January 15, 2024.

On January 7, 2024, J.R. Simplot Company assigned and transferred all of its right, title and interest in and to the loan agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the loan agreement.

On January 7, 2024, we entered into the Fourth Amendment to the loan agreements with each of Simplot Taiwan Inc. and Trung Doan (each, a “Fourth Amendment”).

The Fourth Amendment with Simplot Taiwan Inc. (i) extended the maturity date of its loan agreement to January 15, 2025, and (ii) upon mutual agreement of we and Simplot Taiwan Inc., permitted us to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of our common stock in the name of Simplot Taiwan Inc. as partial repayment of the loan agreement at a price per share equal to the closing price of our common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement with Simplot Taiwan Inc. remained the same.

On January 7, 2024, we issued 305,343 shares of our common stock at a price of $1.31 per share to repay $400,000 of accrued interest on the Loan Agreement with Simplot Taiwan Inc. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

The Fourth Amendment to the loan agreement with Trung Doan amends the loan agreement’s maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the loan agreement with Trung Doan remained the same.

On February 9, 2024, we and Trung Doan entered into the Fifth Amendment to the loan agreement (the “Fifth Amendment”). The Fifth Amendment, upon the mutual agreement of we and Trung Doan, permitted us to repay any principal amount or accrued interest, in an amount not to exceed $800,000, by issuing shares of our common stock to Trung Doan as partial repayment of the loan agreement at a price per share equal to the closing price of our common stock immediately preceding the business day of the payment notice date.

On February 9, 2024, we repaid $800,000 of loan principal by delivering 629,921 shares of our common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. The shares of common stock were issued on February 9, 2024 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 3, 2024, we and Trung Doan entered into the Sixth Amendment to the loan agreement (the “Sixth Amendment”). The Sixth Amendment amended the loan agreement to permit, upon the mutual agreement of we and Trung Doan, us to repay a portion of the principal amount or accrued interest under the loan agreement, by issuing shares of our common stock to Trung Doan as partial repayment of the loan agreement at a price per share equal to the closing price of our common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement, as amended by the Sixth Amendment, remained the same.

As of August 31, 2024 and 2023, these loans totaled $2.4 million and $3.2 million, respectively. The loans are secured by a second priority security interest on our headquarters building.

On November 25, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, its largest shareholder, and Trung Doan, our Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into shares of our common stock at a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of our common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, we entered into the Third Amendment to the Notes (the “Third Amendments”) to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. All other terms and conditions of the Notes remained the same.

After the close of market on January 5, 2024, we entered into the Fourth Amendment to the Notes (the “Note Fourth Amendments”) to amend the Notes to (i) convert the total principal and accrued interest on the Notes to our common stock to be issued in the names of the Holders, and (ii) change the conversion price of the Notes from $2.046 per share to the closing price immediately preceding the signing of the Note Fourth Amendments, or $1.31 per share. All other terms and conditions of the Notes remained the same.

On January 5, 2024, the Holders converted the total principal and accrued interest of the Notes, in an aggregate amount of $1,608,848, to 1,228,128 shares of our common stock at a conversion price of $1.31 per share.

As of August 31, 2024 and 2023, the outstanding principal of these notes totaled zero and $1.4 million, respectively.

Working Capital

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $2.0 million and $2.7 million during the years ended August 31, 2024 and 2023. Net cash used in operating activities for the year ended August 31, 2024 was $365 thousand. As of August 31, 2024, we had cash and cash equivalents of $1.7 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity to our stockholders.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2025 is approximately $3.4 million, which we expect to fund through the issuance of additional equity to repay principal and accrued interest and through loan extensions. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. The remaining loans with each of our Chairman and Chief Executive Officer and our largest shareholder are expected to be extended upon maturity. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10‑K (in thousands):

	Years Ended August 31,
	2024	2023
Net cash used in operating activities	$(365)	$(984)
Net cash used in investing activities	$(101)	$(321)
Net cash used in financing activities	$(449)	$(456)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the years ended August 31, 2024 and 2023 was $365 thousand and $984 thousand, respectively. The decrease in cash flows used in operating activities was primary attributable to a decrease in net loss of $659 thousand and a decrease in inventory of $1.0 million, partially offset by an increase in depreciation and amortization of $396 thousand, stock-based compensation expense of $236 thousand and accounts payable of $447 thousand.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the years ended August 31, 2024 and 2023 was $101 thousand and $321 thousand, respectively. The decrease in cash flows used in investing activities was primary attributable to a decrease in cash used in the purchase of machinery and equipment of $78 thousand and a decrease in cash used in proceeds from sales of property, plant and equipment of $51 thousand.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the years ended August 31, 2024 and 2023 was $449 thousand and $456 thousand, respectively. The decrease in cash flows used in financing activities was primary attributable to a decrease in cash used in repayment of long-term debt of $7 thousand.

Capital Expenditures

We had capital expenditures of $123 thousand and $200 thousand for the years ended August 31, 2024 and 2023, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Accounting Pronouncements Not Yet Adopted

Please refer to ‘Summary of Significant Accounting Policies Recent Accounting Pronouncements’ for more details.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Pages	41-42	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 2851)
Page	43	CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31, 2024 AND 2023
Page	44	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023
Page	45	CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023
Page	46	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023
Page	47	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023
Pages	48	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Audit • Tax • Consulting • Financial Advisory

Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of SemiLEDs Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SemiLEDs Corporation and its subsidiaries (the “Company”) as of August 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with the U.S. generally accepted accounting principles.

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

November 26, 2024

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,671	$2,572
Restricted cash and cash equivalents	78	78
Accounts receivable (including related parties), net of allowance for doubtful accounts of $173 as of both August 31, 2024 and 2023)	416	793
Inventories, net	3,574	4,022
Prepaid expenses and other current assets	223	129
Total current assets	5,962	7,594
Property, plant and equipment, net	2,798	3,233
Operating lease right of use assets	1,091	1,371
Intangible assets, net	90	97
Investments in unconsolidated entities	969	974
Other assets	228	186
TOTAL ASSETS	$11,138	$13,455
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$2,854	$5,042
Accounts payable	137	436
Accrued expenses and other current liabilities	2,936	2,711
Other payable to related parties	1,001	1,374
Operating lease liabilities, current portion	94	139
Total current liabilities	7,022	9,702
Long-term debt, excluding current installments	870	1,327
Operating lease liabilities, less current portion	997	1,232
Total liabilities	8,889	12,261
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—7,500 shares authorized; 7,212 shares and 4,941 shares issued and outstanding as of August 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	187,337	184,246
Accumulated other comprehensive income	3,545	3,550
Accumulated deficit	(188,681)	(186,645)
Total SemiLEDs stockholders’ equity	2,201	1,151
Noncontrolling interests	48	43
Total equity	2,249	1,194
TOTAL LIABILITIES AND EQUITY	$11,138	$13,455

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2024	2023
Revenues, net	$5,183	$5,979
Cost of revenues	4,130	4,972
Gross profit	1,053	1,007
Operating expenses:
Research and development	1,160	1,353
Selling, general and administrative	2,891	3,058
Gain on disposals of long-lived assets, net	(49)	—
Total operating expenses	4,002	4,411
Loss from operations	(2,949)	(3,404)
Other income (expenses):
Investments loss	(3)	(1)
Interest expenses, net	(247)	(287)
Other income, net	1,181	1,054
Foreign currency transaction loss, net	(13)	(52)
Total other income, net	918	714
Loss before income taxes	(2,031)	(2,690)
Income tax expense	—	—
Net loss	(2,031)	(2,690)
Less: Net income attributable to noncontrolling interests	5	—
Net loss attributable to SemiLEDs stockholders	$(2,036)	$(2,690)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.32)	$(0.55)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	6,320	4,881

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2024	2023
Net loss	$(2,031)	$(2,690)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(5)	(149)
Comprehensive loss	(2,036)	(2,839)
Comprehensive income (loss) attributable to noncontrolling interests	5	(2)
Comprehensive loss attributable to SemiLEDs stockholders	$(2,041)	$(2,837)

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2022	4,832	$—	$183,711	$3,697	$(183,955)	$3,453	$45	$3,498
Issuance of common stock under equity incentive plans	109	—	—	—	—	—	—	—
Stock-based compensation	—	—	518	—	—	518	—	518
Convertible notes equity component	—	—	17	—	—	17	—	17
Comprehensive loss								—
Other comprehensive loss	—	—	—	(147)	—	(147)	(2)	(149)
Net loss	—	—	—	—	(2,690)	(2,690)	—	(2,690)
BALANCE—August 31, 2023	4,941	—	184,246	3,550	(186,645)	1,151	43	1,194
Issuance of common stock under equity incentive plans	108	—	—	—	—	—	—	—
Stock-based compensation	—	—	282	—	—	282	—	282
Conversion of convertible notes payable to common stock	1,228	—	1,609	—	—	1,609	—	1,609
Issuance of common stock to repay long-term loan	935	—	1,200	—	—	1,200	—	1,200
Comprehensive loss
Other comprehensive loss	—	—	—	(5)	—	(5)	—	(5)
Net (loss) income	—	—	—	—	(2,036)	(2,036)	5	(2,031)
BALANCE—August 31, 2024	7,212	$—	$187,337	$3,545	$(188,681)	$2,201	$48	$2,249

See notes to consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,031)	$(2,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612	1,003
Stock-based compensation expense	282	518
Provisions for inventory write-downs	411	627
Loss on disposal of patents	—	3
Loss from unconsolidated entities	3	—
Gain on disposals of long-lived assets, net	(49)	—
Changes in :
Accounts receivable	460	(147)
Inventories	28	(1,008)
Prepaid expenses and other assets	14	155
Accounts payable	(289)	157
Accrued expenses and other current liabilities	194	398
Net cash used in operating activities	(365)	(984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(123)	(200)
Proceeds from sales of property, plant and equipment	51	—
Payments to acquire equity method investments	—	(93)
Payments for development of intangible assets	(29)	(28)
Net cash used in investing activities	(101)	(321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(449)	(456)
Net cash used in financing activities	(449)	(456)
Changes in cash balance included in deconsolidated subsidiaries
Effect of exchange rate changes on cash and cash equivalents	14	50
NET DECREASE IN CASH AND CASH EQUIVALENTS	(901)	(1,711)
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	2,741	4,452
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$1,840	$2,741
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$288	$371
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible notes payable to common stock	$1,609	$—
Issuance of common stock to repay long-term loan	$1,200	$—

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

As of August 31, 2024, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of research, development, manufacturing and sales activities take place. Taiwan SemiLEDs owns a 97.37% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The Company has suffered losses from operations of $2.9 million and $3.4 million, and used net cash in operating activities of $365 thousand and $984 thousand for the years ended August 31, 2024 and 2023, respectively. These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $1.1 million for the year ended August 31, 2024 compared to $1.0 million for the year ended August 31, 2023. On August 31, 2024, the Company’s cash and cash equivalents decreased to $1.7 million mainly due to operating losses. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

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

While the Company’s management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months after the date that the financial statements are issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of August 31, 2024 and 2023, the Company had no cash in excess of FDIC insured limits. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately USD$94,000). As of August 31, 2024 and 2023, the Company had $1,268 thousand and $2,168 thousand cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts. As of August 31, 2024 and 2023, cash and cash equivalents of the Company consisted of the following (in thousands):

	August 31,
Cash and Cash Equivalents by Location	2024	2023
United States;
Denominated in U.S. dollars	$187	$190
Taiwan;
Denominated in U.S. dollars	1,357	2,192
Denominated in New Taiwan dollars	82	174
Denominated in other currencies	45	16
Total cash and cash equivalents	$1,671	$2,572

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

Customers that accounted for 10% or more of the Company’s total net accounts receivable as of August 31, 2024 and 2023 consist of the following:

	August 31,
Customers	2024	2023
Customer A	36%	14%
Customer B	18%	12%
Customer C	16%	10%
Customer D	—	45%

The customers accounted for 10% or more of the Company’s total net revenues for the years ended August 31, 2024 and 2023, as follows (in thousands, except percentages):

	Years Ended August 31,
	2024		2023
		% of		% of
Customers	Amount	Revenues	Amount	Revenues
Customer A	$1,621	31%	$968	16%
Customer B	919	18%	1,222	20%
Customer C	598	12%	1,007	17%
Customer D	503	10%	212	4%
Customer E	495	10%	578	9%
Customer F	101	2%	881	15%

Cash and Cash Equivalents — The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

As of August 31, 2024 and 2023, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2024	2023
Cash;
Cash and demand deposits	$1,671	$2,572
Total cash and cash equivalents	$1,671	$2,572

Restricted Cash Equivalents — Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of August 31, 2024 and 2023, the Company’s restricted cash equivalents at current portion amounted $78 thousand. As of August 31, 2024 and 2023, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $91 thousand.

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

Accounts Receivable — Accounts receivable (including related parties with zero net book value as of August 31, 2024 and 2023, respectively) are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses was recognized during both the years ended August 31, 2024 and 2023.

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

No impairment charge was recognized in the years ended August 31, 2024 and 2023.

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

No impairment charge was recognized in the years ended August 31, 2024 and 2023.

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

Advertising Costs — Advertising costs are expensed as incurred. Advertising costs totaled $3 thousand and $2 thousand for the years ended August 31, 2024 and 2023, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Reporting — The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended August 31, 2024 and 2023, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280‑10‑50‑1, “Segment Reporting.”

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd., the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 shares to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by Taiwan Bandaoti Zhaoming Co., Ltd. The Company did not subscribe for any newly issued common shares, and, as a result, the noncontrolling interest in the Company increased from zero to 3.31%. From January 2019 to September 2020, the Company purchased an additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, the Company purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. The noncontrolling interest in SBDI were 2.63% as of both August 31, 2024 and 2023.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 will be effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. BALANCE SHEET COMPONENTS

Inventories

Inventories as of August 31, 2024 and 2023 consist of the following (in thousands):

	August 31,
	2024	2023
Raw materials	$349	$491
Work in process	727	1,216
Finished goods	2,498	2,315
Total	$3,574	$4,022

Inventory write‑downs to estimated net realizable values for the years ended August 31, 2024 and 2023 were $411 thousand and $627 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment as of August 31, 2024 and 2023 consist of the following (in thousands):

	August 31,
	2024	2023
Buildings and improvements	$13,262	$13,136
Machinery and equipment	26,355	26,606
Leasehold improvements	153	154
Other equipment	2,249	2,165
Construction in progress	—	118
Total property, plant and equipment	42,019	42,179
Less: Accumulated depreciation and amortization	(39,221)	(38,946)
Property, plant and equipment, net	$2,798	$3,233

Depreciation expense was $595 thousand and $991 thousand for the years ended August 31, 2024 and 2023, respectively.

Property, plant and equipment pledged as collateral for the Company’s notes payable were $2.0 million and $2.3 million as of August 31, 2024 and 2023, respectively.

Intangible Assets

Intangible assets as of August 31, 2024 and 2023 consist of the following (in thousands):

	August 31, 2024
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$570	$480	$90
Acquired technology	5	319	319	—
Total		$889	$799	$90

	August 31, 2023
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$568	$471	$97
Acquired technology	5	320	320	—
Total		$888	$791	$97

Amortization expense was $17 thousand and $12 thousand for the years ended August 31, 2024 and 2023, respectively.

No impairment charge was recognized in the years ended August 31, 2024 and 2023.

The estimated future amortization expense for the Company’s intangible assets as of August 31, 2024 is as follows (in thousands):

Years Ending August 31,	Total
2025	$9
2026	9
2027	9
2028	9
2029	9
Thereafter	45
Total	$90

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of August 31, 2024 and 2023 consist of the following (in thousands):

	August 31,
	2024	2023
Accrued compensation and benefits	$1,886	$1,766
Customer deposits	344	346
Accrued business expenses	287	163
Accrued professional service fees	102	102
Other (individually less than 5% of total accrued expenses and other current liabilities)	317	334
Total	$2,936	$2,711

4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2024 and 2023 consist of the following (in thousands, except percentages):

	August 31, 2024		August 31, 2023
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	$876	Various	$881
Equity method investments, net	47.62	$93	47.62	$93
Total investments in unconsolidated entities		$969		$974

There were no dividends received from unconsolidated entities through August 31, 2024.

Equity Investment without Readily Determinable Fair Value

Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investment without readily determinable fair value. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. During the years ended August 31, 2024 and 2023, no impairment losses were recognized for the equity investments without readily determinable fair value.

Equity Method Investments

In July 2023, TSLC Corporation, the Company’s subsidiary, had a board resolution to hold an equity interest in Yi Yang Optoelectronics Co., Ltd., accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of August 31, 2024 and 2023, the Company owns 47.62% common stock shares of Yi Yang Optoelectronics Co., Ltd.

5.
INDEBTEDNESS

Long‑term Debt

Long‑term debt as of August 31, 2024 and 2023 consist of the following loans (in thousands):

	August 31,
	2024	2023
First note payable- Mega Bank	$821	$1,106
Second note payable- Mega Bank	503	677
Loans from Chairman and Shareholders	2,400	3,200
Convertible notes issued to Chairman and Shareholders	—	1,386
Total long-term debt	3,724	6,369
Less: Current installments	(2,854)	(5,042)
Total long-term debt, excluding current installments	$870	$1,327

Our long-term debt, which consisted of New Taiwan dollar (“NTD”) denominated long-term notes, convertible unsecured promissory notes and loans from the Chairman and the largest shareholder of the Company, totaled $3.7 million and $6.4 million as of August 31, 2024 and 2023, respectively.

On July 5, 2019, the Company and Mega International Commercial Bank (“Mega Bank”) entered into two NTD denominated loan agreements in an aggregate amount of $3.2 million (NT$100 million). The first note of $2.0 million (NT$62 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.415% currently), and was exclusively used to repay original notes with E Sun Bank. The second note of $1.2 million (NT$38 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.795% currently) and is available for operating capital. Both note payables are secured by a first priority security interest on the Company’s headquarters building. Income from renting the collateral must be deposited into a reserved account opened with Mega Bank, and only the balance of deposits exceeding $78 thousand (NT$2.5 million) after deducting the principal and interest payable for the current month (including the accumulated outstanding amount) may be transferred outwards. The balance of the reserve account is $78 thousand as of August 31, 2024 and 2023. Due to the impact of the COVID-19 pandemic, Mega bank agreed to give the Company a deferment period for twelve months starting from May 2020 until April 2021. During this period, the Company did not need to pay the monthly payments of the principal but only the interest. Starting from May 2021, the two notes payables to Mega Bank require monthly payments of principal in the amount of $24 thousand plus interest and $14 thousand plus interest, respectively, over the 74-month term of the notes with final payment to occur in July 2027.

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

On January 7, 2024, J.R. Simplot Company assigned and transferred all of its right, title and interest in and to the loan agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the loan agreement.

On January 7, 2024, the Company entered into the Fourth Amendment to the loan agreements with each of Simplot Taiwan Inc. and Trung Doan (each, a “Fourth Amendment”).

The Fourth Amendment with Simplot Taiwan Inc. (i) extended the maturity date of its loan agreement to January 15, 2025, and (ii) upon mutual agreement of the Company and Simplot Taiwan Inc., permitted the Company to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of the Company’s common stock in the name of Simplot Taiwan Inc. as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement with Simplot Taiwan Inc. remained the same.

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

On February 9, 2024, the Company and Trung Doan entered into the Fifth Amendment to the loan agreement (the “Fifth Amendment”). The Fifth Amendment, upon the mutual agreement of the Company and Trung Doan, permitted the Company to repay any principal amount or accrued interest, in an amount not to exceed $800,000, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date.

On February 9, 2024, the Company repaid $800,000 of loan principal by delivering 629,921 shares of the Company’s common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. The shares of common stock were issued on February 9, 2024 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 3, 2024, the Company and Trung Doan entered into the Sixth Amendment to the loan agreement (the “Sixth Amendment”). The Sixth Amendment amended the loan agreement to permit, upon the mutual agreement of the Company and Trung Doan, the Company to repay a portion of the principal amount or accrued interest under the loan agreement, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement, as amended by the Sixth Amendment, remained the same.

As of August 31, 2024 and 2023, these loans totaled $2.4 million and $3.2 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

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

As of August 31, 2024 and 2023, the outstanding principal of these notes totaled zero and $1.4 million, respectively.

The scheduled principal payments for the Company’s long-term debt as of August 31, 2024 consist of the following (in thousands):

Scheduled
Principal
Years Ending August 31,	Payments
2025	$2,854
2026	454
2027	416
Total	$3,724

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases were $155 thousand and $166 thousand for the years ended August 31, 2024 and 2023, respectively.

Balance sheet information related to the Company’s leases is presented below:

	August 31,
	2024	2023
Assets
Operating lease right of use assets	$1,091	$1,371
Liabilities
Operating lease liabilities, current portion	$94	$139
Operating lease liabilities, less current portion	997	1,232
Total	$1,091	$1,371

The following provides details of the Company’s lease expenses:

	August 31,
	2024	2023
Operating lease expenses	$155	$166

Other information related to leases is presented below:

	August 31,
	2024	2023
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$155	$166
Weighted Average Remaining Lease Term:
Operating leases	15.55 years	15.9 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of August 31, 2024 consist of the following (in thousands):

Operating
Years Ending August 31,	Leases
2025	$113
2026	81
2027	81
2028	81
2029	82
Thereafter	807
Total future minimum lease payments, undiscounted	1,245
Less: Imputed interest	154
Present value of future minimum lease payments	$1,091

Purchase Obligations — The Company had purchase commitments for inventory, property, plant and equipment in the amount of $521 thousand and $116 thousand as of August 31, 2024 and 2023, respectively.

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

As of August 31, 2024, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

7.
COMMON STOCK

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company could offer and sell from time to time through the Agent the Company’s common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares were made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company paid a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimbursed the Agent for certain expenses. During the year ended August 31, 2022, the Company sold 286,328 shares of common stock for gross proceeds of $995 thousand with $31 thousand paid as placement agent fees under our ATM program. During the year ended August 31, 2024 and 2023, the Company did not sell any shares of its common stock under its ATM program. The ATM program expired in July 2024.

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

A total of 1,421 thousand and 1,421 thousand shares were reserved for issuance under the 2010 Plan as of August 31, 2024 and 2023, respectively. As of August 31, 2024 and 2023, there were 544 thousand and 541 thousand shares of common stock available for future issuance under the 2010 Plan, respectively.

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

Stock‑based Compensation Expense

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors, nonemployees and also includes stock options to purchase SemiLEDs’ common stock as part of an employment agreement related to the Company’s acquisition of SBDI (later on renamed as TSLC Corporation). A summary of the stock-based compensation expense for the years ended August 31, 2024 and 2023 is as follows (in thousands):

	Years Ended August 31,
	2024	2023
Cost of revenues	$86	$152
Research and development	88	157
Selling, general and administrative	108	209
	$282	$518

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

There was no recognized stock-based compensation tax benefit for the years ended August 31, 2024 and 2023, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2024 and 2023.

Stock Options Awards

The grant date fair value of stock options is determined using the Black‑Scholes option‑pricing model. The Black‑Scholes option‑pricing model requires inputs including the market price of SemiLEDs’ common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several of the Company’s publicly‑traded peers over the expected term of stock options, risk‑free interest rate and expected dividend. The expected term is derived from historical data on employee exercises and post‑vesting employment termination behavior after taking into account the contractual life of the award. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the related options. The expected dividend has been zero for the Company’s option grants as SemiLEDs has never paid dividends and does not expect to pay dividends for the foreseeable future. Each of these inputs is subjective and generally requires significant judgment to determine. During the years ended August 31, 2024 and 2023, the Company has no options granted, forfeited, or exercised. As of August 31, 2024 and 2023, the Company has no unvested stock options and the unrecognized compensation costs related to unvested stock options were nil.

Restricted Stock Units Awards

The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2024 and 2023 is presented below:

		Weighted-
	Number of	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
	(In thousands)
Outstanding—September 1, 2022	120	$4.96
Granted	156	2.00
Vested	(109)	4.61
Forfeited	(8)	2.55
Outstanding—August 31, 2023	159	$2.13
Granted	—	—
Vested	(107)	1.99
Forfeited	(3)	1.87
Outstanding—August 31, 2024	49	$2.07

As of August 31, 2024 and 2023, unrecognized compensation cost related to unvested restricted stock unit awards of $109 thousand and $325 thousand, respectively, is expected to be recognized over a weighted average period of 1.35 years and 0.19 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9. NET LOSS PER SHARE OF COMMON STOCK

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have an antidilutive effect on the net loss per share (in thousands of shares):

	Years Ended August 31,
	2024	2023
Stock units and stock options to purchase common stock	49	99
Convertible notes to convert into common stock	—	684

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

In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of its U.S. deferred tax balances for the reduction in the statutory tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTI and BEAT provisions. In fiscal 2024, the Company determined that there were no material changes to the provisional amounts recorded as of August 31, 2024.

Taiwan

The Company’s loss before income taxes is primarily derived from the operations in Taiwan and income tax expense is primarily incurred in Taiwan.

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the undistributed earning tax, or a surtax, decreased from 10% to 5% effective from January 1, 2018. As a result, the statutory income tax rate in Taiwan is 20% for the years ended August 31, 2024 and 2023. An additional surtax, of which rate was reduced from 10% to 5% being applied to the Company starting from September 1, 2018, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

The Company’s loss before income taxes for the years ended August 31, 2024 and 2023 was attributable to the following jurisdictions (in thousands):

	Years Ended August 31,
	2024	2023
U.S. operations	$(578)	$(793)
Foreign operations	(1,453)	(1,897)
Loss before income taxes	$(2,031)	$(2,690)

Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to loss before income taxes for the years ended August 31, 2024 and 2023, as a result of the following (in thousands):

	Years Ended August 31,
	2024	2023
Computed “expected” income tax benefit	$(427)	$(565)
Foreign tax rate differential	13	18
Valuation allowance	(2,191)	(3,525)
Other	2,605	4,072
Income tax expense	$—	$—

Net deferred tax assets (liabilities) as of August 31, 2024 and 2023 consist of the following (in thousands):

	August 31,
	2024	2023
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,691	$1,684
Allowance for doubtful accounts	33	33
Accruals and other	4	(5)
Property, plant and equipment	435	458
Stock-based compensation	387	397
Net operating loss carryforwards	11,064	21,210
Total gross deferred tax assets	13,614	23,777
Less: Valuation allowance	(13,614)	(23,777)
Deferred tax assets, net of valuation allowance	$—	$—

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

As of August 31, 2024 the Company had the U.S. net operating losses (the “U.S. NOLs”) of approximately $4,319 thousand, which begins to expire in 2025. The U.S. NOLs generated in tax years prior to August 31, 2018, can be carryforward for twenty years, whereas U.S. NOLs generated after August 31, 2018 can be carryforward indefinitely. The unused net operating loss carryforwards were as follows (in thousands):

	August 31,	Expiration
	2024	Year
U.S. federal net operating loss carryforwards (after August 31, 2018)	$4,319	—
Foreign net operating loss carryforwards (expiring over the next 5 years)	28,977	2025-2029
Foreign net operating loss carryforwards (expiring in more than 5 years)	8,162	2030-2033
Total unused net operating loss carryforwards and income tax credits	$41,458

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

As of August 31, 2024 and 2023, the Company had no unrecognized tax benefits.

The Company is subject to taxation in the United States and various states and certain foreign jurisdictions. As of August 31, 2024, the 2020 through 2023 tax years remain subject to examination by the U.S. tax authorities. With few exceptions, as of August 31, 2024, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2019. Below is a summary of open tax years by major tax jurisdiction:

Open
Tax Year
U.S. federal	2020-2023
U.S. state	2020-2023
Foreign—Taiwan	2023

The Company is not currently under examination by income tax authorities in any federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

11. PRODUCT AND GEOGRAPHIC INFORMATION

Revenues by products for the years ended August 31, 2024 and 2023 are as follows (in thousands):

	Years Ended August 31,
	2024	2023
LED chips	$93	$111
LED components	2,656	3,345
Lighting products	212	321
Other (1)	2,222	2,202
Total	$5,183	$5,979

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials, the provision of services and the lease of manufacturing as well as research and development facilities.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2024 and 2023 (in thousands):

	Years Ended August 31,
	2024	2023
Japan	$1,647	$1,001
United States	1,450	1,952
Netherlands	924	1,224
Taiwan	696	1,150
Other (individually less than 5% of total net revenues)	466	652
Total	$5,183	$5,979

Tangible Long‑Lived Assets

Substantially all of the Company’s tangible long‑lived assets are located in Taiwan.

12. FAIR VALUE MEASUREMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of August 31, 2024 and 2023 (in thousands):

	August 31, 2024		August 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents and restricted cash	$1,749	$1,749	$2,650	$2,650
Receivables (including related parties)	416	416	793	793
Other assets (non-derivatives)	298	298	194	194
Financial liabilities:
Payables (including related parties)	$4,073	$4,073	$4,521	$4,521
Long-term debt (including current installments)	3,724	3,724	6,369	6,369

The fair values of the financial instruments shown in the above table as of August 31, 2024 and 2023 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.

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

13. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

As a holding company, dividends received from SemiLEDs’ subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2024	2023
ASSETS
Cash and cash equivalents	$187	$190
Prepaid expenses and other current assets	4,396	4,442
Total current assets	4,583	4,632
Intangible assets, net	1	1
Investments in subsidiaries	1,229	2,687
TOTAL ASSETS	$5,813	$7,320
LIABILITIES AND EQUITY
Accrued expenses and other current liabilities	$1,164	$1,539
Long-term debt, current portion	2,400	4,586
Total current liabilities	3,564	6,125
Total equity	2,249	1,195
TOTAL LIABILITIES AND EQUITY	$5,813	$7,320

SemiLEDs had no contingencies, long‑term obligations and guarantees as of August 31, 2024 or August 31, 2023.

	Years Ended August 31,
Condensed Statements of Operations	2024	2023
Operating expenses:
Selling, general and administrative	$452	$452
Loss from operations	(452)	(452)
Other expenses:
Equity in losses from subsidiaries, net	(1,350)	(1,897)
Interest expenses	(244)	(323)
Other income (expense), net	10	(18)
Total other expenses, net	(1,584)	(2,238)
Net loss	$(2,036)	$(2,690)

	Years Ended August 31,
Condensed Statements of Cash Flows	2024	2023
Net cash provided by (used in):
Operating activities	$(3)	$7,275
Investing activities	—	(9,300)
Financing activities	—	—
Net decrease in cash and cash equivalents	(3)	(2,025)
Cash and cash equivalents at beginning of year	190	2,215
Cash and cash equivalents at end of year	$187	$190

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

On January 7, 2024, J.R. Simplot Company assigned and transferred all of its right, title and interest in and to the loan agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the loan agreement.

On January 7, 2024, the Company entered into the Fourth Amendment to the loan agreements with each of Simplot Taiwan Inc. and Trung Doan (each, a “Fourth Amendment”).

The Fourth Amendment with Simplot Taiwan Inc. (i) extended the maturity date of its loan agreement to January 15, 2025, and (ii) upon mutual agreement of the Company and Simplot Taiwan Inc., permitted the Company to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of the Company’s common stock in the name of Simplot Taiwan Inc. as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement with Simplot Taiwan Inc. remained the same.

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

On February 9, 2024, the Company and Trung Doan entered into the Fifth Amendment to the loan agreement (the “Fifth Amendment”). The Fifth Amendment, upon the mutual agreement of the Company and Trung Doan, permitted the Company to repay any principal amount or accrued interest, in an amount not to exceed $800,000, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date.

On February 9, 2024, the Company repaid $800,000 of loan principal by delivering 629,921 shares of the Company’s common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. The shares of common stock were issued on February 9, 2024 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 3, 2024, the Company and Trung Doan entered into the Sixth Amendment to the loan agreement (the “Sixth Amendment”). The Sixth Amendment amended the loan agreement to permit, upon the mutual agreement of the Company and Trung Doan, the Company to repay a portion of the principal amount or accrued interest under the loan agreement, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the loan agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the loan agreement, as amended by the Sixth Amendment, remained the same.

As of August 31, 2024 and 2023, these loans totaled $2.4 million and $3.2 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

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

As of August 31, 2024 and 2023, the outstanding principal of these notes totaled zero and $1.4 million, respectively.

15. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. On September 1, 2024, Taiwan SemiLEDs entered into several share purchase agreements to purchase the additional 2.63% of the outstanding shares of Taiwan Bandaoti Zhaoming Co., Ltd from non-controlling shareholders. As a result, Taiwan SemiLEDs owns 100% common stock shares of Taiwan Bandaoti Zhaoming Co., Ltd.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of August 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control— Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended August 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Trung T. Doan, 65, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012. Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea. In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc. Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems. Mr. Doan also previously served as a director of Dolsoft Corporation, a privately held software company, as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems. Mr. Doan holds a Bachelor of Science in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a Master of Science in chemical engineering from the University of California, Santa Barbara. Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in-depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

Walter Michael Gough, 69, has served as a director since April 2016. Mr. Gough has led Gough and Associates, a firm that specializes in financial consulting for domestic and international companies since 2005. He was also a tenured faculty member in Accounting and Business at DeAnza College in Cupertino, California where he taught as a professor from 1985 to 2019. From June 2000 to June 2004, he was Chief Financial Officer and Financial Consultant at NuTool Inc., a semiconductor equipment manufacturer. From 1995 through 1999, he was a founding member and Chief Financial Officer of Invest In Yourself, LLC; an organization that provided consulting for professional sports franchises. Prior to teaching and consulting, Mr. Gough was a financial analyst and contracts manager at Watkins-Johnson Company, a high technology electronics firm. Before Watkins-Johnson, Mr. Gough worked for Kidder Peabody, an investment banking firm. He holds MBA and BA degrees (cum laude) from Santa Clara University, and a Masters in English from Notre Dame de Namur University. Our Board has determined that Mr. Gough should serve on our Board based on his experience as a consultant to technology companies in both the United States and Taiwan, his prior experience as a chief financial officer of several companies, and his expertise in accounting and finance.

Dr. Edward Kuan Hsiung Hsieh, 72, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and VR application company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile, and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara, and a doctor of philosophy degree in electrical engineering and applied physics from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching Master of Business Administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start-up companies.

Scott R. Simplot, 77, has served as a director since March 2005. Mr. Simplot has been Chairman of the Board of Directors and a Director of J. R. Simplot Company since May 2001 and August 1970, respectively. Mr. Simplot served as a Manager of or Partner in various closely held entities such as Block 22 LLC, Broadway Hospitality LLC, Columbia Developments LLC, Empty JP3 Shell, LLC, Idaho Sports Properties LLC, Indian Creek Cattle, LLC, JRS Management L.L.C., JRS Properties III L.P., ESP Development LLC, Hotel 43 LLC, SBP LLLP, Simplot Ketchum Investment, LLC, Simplot Ketchum Properties, LLC, SR Management LLC, SRS Green River LLC, Sunny Slope Orchards Partnership, SRS Properties LLLP, Downtown Boise Areana, LLC, Grove Hotel-Boise, LLC, and Highland Stables Park LLC. Mr. Simplot also serves as a director to various companies such as Bar -U-, Inc., Block 65 and 66 Master Association, Inc., Cal-Ida Chemical Company, Claremont Realty Company, CS Beef Packers, LLC, CS Property Development, LLC, Glen Dale Farms, Inc., J. R. Simplot Company Foundation, Inc., J. R. Simplot Foundation, Inc., JUMP, Inc., JRS India Corporation Private Limited, OSL Depot Condominium Management Association, Inc., Simplot India, LLC, Simplot India Foods Private Limited, Simplot India Properties LLC, Simplot Livestock Co., Simplot Taiwan Inc., SPS International, Inc., SR Simplot Foundation, Inc., Three Creek Ranch Company, and Camas, Inc. Mr. Simplot holds a Bachelor of Science degree in business from the University of Idaho and a Master’s in Business Administration from the University of Pennsylvania. Our Board of Directors has determined that Mr. Simplot should serve as a director based on the extensive knowledge and insight he brings to our board of directors from his experience serving as Chairman and holding a variety of management positions at a large private company and serving on the boards of directors of companies in a variety of industries. Mr. Simplot became a Director on our board as part of his duties as the Chairman of the Board of J. R. Simplot Company, the 100 % owner of Simplot Taiwan, Inc., which was entitled to designate two members of our board of directors in connection with J. R. Simplot Company’s investment in our Series A convertible preferred stock.

Dr. Chris Chang Yu, 66, has served as a director since July 2024. Dr. Yu currently serves as the Chairman of the Board of CRS Holding Inc., Changhe Bio-Medical Science Co., Ltd, Ningkasai Science (Shanghai) Co., Ltd, Changwei System Science (Shanghai) Co., Ltd, Anpac Bio-Medical Science (Lishui) Co., Ltd, Adanced Life Therapeutics Co., Ltd and New-Herizon Bio-Medical Science Co., Ltd and as executive director of Anpac Bio-Medical Science (Shanghai) Co., Ltd, Lisui Anpac Medical Laboratory Co., 3Ltd, Shiji (Hainan) Medical Technology Co., Ltd, Shanghai Muqing Anpac Health Technology Co., Ltd, Anpac (Shanghai) Health Management Consulting Co., Ltd and Annadi Life Technology (Zhejiang) Co., Ltd. Dr. Yu also currently serves as a director of Anji Cayman, serves as an executive partner of Jiaxing Changxin Enterprise Management Partnership (Limited Partnership) and Jiaxing Ningbeika Enterprise Management Partnership (Limited Partnership), and serves as a general manager of Changhe Bio-Medical Science Co., Ltd and Annadi Life Technology (Zhejiang) Co., Ltd. Dr. Yu is also a co-founder of Fresh2 Group Limited (formerly named AnPac Bio-Medical Science Co., Ltd.). Dr. Yu served as Chairman of the Board and Chief Executive Officer of Fresh2 Group from its inception in January 2010 until April 2022 and was re-appointed as Co-Chairman of the Board and Co-CEO in May 2022. He subsequently resigned as Co-Chairman of the Board of Fresh2 Group in October 2022 and resigned as Co-CEO in May 2023. Prior to founding Fresh2 Group, he co-founded Anji Microelectronics (Shanghai) Co., Ltd. in 2004. Dr. Yu served as a technical director at Semiconductor Manufacturing International Corporation from 2002 to 2004. Dr. Yu also served as a vice president of the research and development team of Cabot Microelectronics Corporation. Dr. Yu received his bachelor and master’s degrees in physics from the University of Missouri Kansas-City Campus. He received his doctoral degree in physics from the Pennsylvania State University. The Board has determined that Dr. Yu should serve as a director based on his significant experience managing integrated circuit and technology companies and his experience as a CEO and director of a public company.

Executive Officers

In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers consist of the following:

Christopher Lee, 53, has served as our Chief Financial Officer since September 2015. From November 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of the Company. Mr. Lee joined SemiLEDs in September 2014. He has served on the Board of Directors of Aixin Life International Inc. since February 2021. Mr. Lee has over 25 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self-employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate. During fiscal year 2024, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

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

Board Committees and Charters

The Board delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the full Board. The Board currently has, and appoints the members of, a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each of the Board committees has a written charter approved by the Board, and we post each charter on our web site at https://www.semileds.com/corporategovernance. Each committee can engage outside experts, advisors and counsel to assist the committee in its work. The following table identifies the directors who served on committees during fiscal 2024.

Nominating
and Corporate
Name	Audit	Compensation	Governance
Dr. Edward Kuan Hsiung Hsieh	Chair	˅
Walter Michael Gough	˅
Scott R. Simplot		Chair	Chair
Dr. Chris Chang Yu(1)
Number of Committee Meetings Held in Fiscal Year 2024	4	3	3

(1) Dr. Yu was appointed to our Board effective July 3, 2024.

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
•
overseeing cybersecurity risks; and
•
preparing the Audit Committee Report that the SEC requires in our annual proxy statement.

The Board believes that each current member of our Audit Committee is an independent director under the Nasdaq rules and meets the additional SEC independence requirements for audit committee members. It has also determined that Dr. Hsieh and Mr. Gough, each of whom are independent directors, meet the requirements of an “audit committee financial expert,” as defined in Regulation S‑K.

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

Our Nominating and Corporate Governance Committee has not established any minimum qualifications for directors although in assessing the skills and characteristics of individual members, it must give due regard for independence and financial literacy considerations dictated by the Nasdaq rules. The Nominating and Corporate Governance Committee does not at this time have a policy regarding its consideration of director candidates recommended by stockholders, as it has not yet received any such recommendations. It may adopt a policy if such recommendations are received. In nominating candidates, the Nominating and Corporate Governance Committee takes into consideration such factors as it deems appropriate. These factors may include judgment, skill, diversity, experience with businesses or other organizations of comparable size, the interplay of the candidate’s experience with the experience of other Board members, requirements of Nasdaq and the SEC to maintain a minimum number of independent or non-interested directors, requirements of the SEC as to disclosure regarding persons with financial expertise on the Company’s Audit Committee and the extent to which the candidate generally would be a desirable addition to the Board and any committees of the Board. The Committee believes the Board generally benefits from diversity of skills, experience, age, industry knowledge of background, and views among its members, and considers this a factor in evaluating the composition of the Board, but has not adopted any specific policy in this regard. Dr. You was recommended as a director by Trung Doan, our Chairman and CEO.

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board held five meetings in fiscal 2024. We expect each director to attend every meeting of the Board and the committees on which he serves, and encourage them to attend the annual stockholders’ meeting. All directors, except for Dr. Chris Chang Yu, who joined the Company effective July 3, 2024, attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal 2024 and all directors attended the 2024 annual meeting of stockholders.

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

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As such, we have adopted our insider trading policy (the “Insider Trading Policy“) applicable to our directors, officers, and employees, and have implemented processes that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market listing standards applicable to us.

Among other things, our insider trading policy does not permit hedging or derivative transactions involving Company securities, "cashless" collars, forward contracts, equity swaps or other similar or related transactions. In addition, we recommend that employees and directors not margin or pledge Company securities to secure a loan and that employees and directors not purchase Company securities "on margin". A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Business Conduct and Ethics is available at our website at https://www.semileds.com/corporategovernance. Any amendments to the Code, or any waivers of its requirements required to be disclosed pursuant to SEC or Nasdaq requirements, will be disclosed on the website.

Rule 10b5-1 Trading Plan Policy

We have adopted a Rule 10b5-1 trading plan policy, which permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

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

Board Diversity Matrix (as of August 31, 2024)
Total Number of Directors	5
	Male	Female
Part I: Gender Identity
Directors	5	—
Part II: Demographic Background
Asian	3	—
White	1	—
Did Not Disclose Demographic Background	1	—

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2024 all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a).

Item 11. Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

This executive compensation section discloses the compensation awarded to or earned by our “named executive officers” during fiscal years 2024 and 2023.

We held our last non‑binding advisory vote regarding compensation of our named executive officers at the 2021 Annual Meeting of Stockholders and expect to hold our next vote at our 2024 Annual Meeting of Stockholders.

Summary Compensation Table

The following table sets forth all of the compensation earned by our named executive officers during the fiscal years 2024 and 2023. None of our named executive officers were awarded options during those years.

				Stock	Option	All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)	Compensation ($)	Total ($)
Trung T. Doan	2024	243,000	—	—	—	—	243,000
Chief Executive Officer	2023	243,000	—	—	—	—	243,000
Christopher Lee	2024	87,543	—	19,360	—	—	106,903
Chief Financial Officer	2023	89,151	—	35,050	—	—	124,201

(1)
The amount reported in this column represent the grant date fair value of the RSUs granted in the fiscal years ended August 31, 2024 and 2023, respectively, calculated in accordance with FASB ASC Topic 718. Each restricted stock unit award was granted pursuant to our 2010 Plan.

Disclosure Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant stock options or similar awards as part of our equity compensation programs. If stock options or similar awards are granted, our policy is to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates. In addition, it is our policy to not grant stock options or similar awards during periods in which there is material nonpublic information about our company, including (i) during “blackout” periods or outside a “trading window” established in connection with the public release of earnings information under our insider trading policy or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of our common stock on the date of grant.

During the period covered by this report, we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During the fiscal year ended August 31, 2024, none of our named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information (other than a Form 8-K that disclosed a material new option award grant under Item 5.02(e)), and ending one business day after the filing or furnishing of such reports.

Outstanding Equity Awards at Fiscal Year‑End

The following table sets forth the outstanding equity awards held by our named executive officers as of the fiscal year ended August 31, 2024.

	Option Awards				Stock Awards
Equity
			Equity					Market	Incentive
			Incentive					Value of	Awards:
			Plan					Shares	Market or
			Awards:			Number of		or	Payout Value
	Number of	Number of	Number of			Shares or		Units of	of Unearned
	Securities	Securities	Securities			Units		Stock	Shares, Units
	Underlying	Underlying	Underlying			of Stock		That	or Other
	Unexercised	Unexercised	Unexercised	Option		That		Have	Rights That
	Options	Options	Unearned	Exercise	Award	Have Not		Not	Have Not
Name	Exercisable	Un-exercisable	Options	Price ($)	Date	Vested (1)		Vested ($)(2)	Vested ($)
Trung T. Doan	—	—	—	—	—	—		—	—
Christopher Lee	—	—	—	—	04/25/23	3,000	(3)	4,050	—

(1)
Represents RSU awards granted pursuant to our 2010 Plan.
(2)
Amounts calculated using the closing market price of a share of our common stock as of August 31, 2024, which was $1.35.
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

Employment Agreements

Mr. Doan entered into an employment agreement in 2005, which provides for the severance payments and benefits described under “ Severance and Change in Control Benefits” above.

Pay Versus Performance

As required by Item 402(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the“Pay Versus Performance Rules”), we are providing the following information about the relationship between executive compensation actually paid and the financial performance of the Company. This disclosure has been prepared in accordance with the Pay Versus Performance Rules and does not necessarily reflect how the Compensation Committee evaluates compensation decisions. Because we are a “smaller reporting company” as defined under the U.S. federal securities laws, in accordance with the smaller reporting rules under Item 402(v) of Regulation S-K, the Company has provided the information required by Item 402(v) of Regulation S-K for two fiscal years and is not required to provide disclosure under Item 402(v)(2)(iv), (v)(5), (v)(2)(vi) or (v)(6).

Year(1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO(2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs(2)(4)	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(5)	Net Income (Loss) ($ in thousands)
2024	$243,000	$243,000	$106,903	$87,560	$22.41	$(2,036)
2023	$243,000	$243,000	$124,201	$98,537	$33.33	$(2,690)
2022	$243,000	$243,000	$113,265	$72,081	$73.98	$(2,726)
(1)
The following table lists the PEO and non-PEO NEOs for each of fiscal years 2024, 2023 and 2022.

Year	PEO	Non-PEO NEOs
2024	Trung T. Doan	Christopher Lee
2023	Trung T. Doan	Christopher Lee
2022	Trung T. Doan	Christopher Lee

(2)
The dollar amounts reported represent the amount of “compensation actually paid,” as calculated in accordance with the Pay Versus Performance Rules. These dollar amounts do not reflect the actual amounts of compensation earned by or paid to our NEOs during the applicable year. For purposes of calculating “compensation actually paid,” the fair value of equity awards is calculated in accordance with ASC Topic 718 using the same assumption methodologies used to calculate the grant date fair value of awards for purposes of the Summary Compensation Table (refer to “Compensation of the Named Executive Officers and Directors – Executive Compensation – Summary Compensation Table” for additional information).
(3)
The following table shows the amounts deducted from and added to the Summary Compensation Table total to calculate “compensation actually paid” to Mr. Doan in accordance with the Pay Versus Performance Rules:

Year	Summary Compensation Table Total for PEO	Change in Pension Value	Pension Service Cost	Reported Value of Equity Awards	Year End Fair Value of Equity Awards Granted in the Year and Unvested at Year End	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value	Compensation Actually Paid to PEO
2024	$243,000	—	—	—	—	—	—	—	—	—	$243,000
(4)
The following table shows the amounts deducted from and added to the average Summary Compensation Table total compensation to calculate the average “compensation actually paid” to our non-PEO NEOs in accordance with the Pay Versus Performance Rules:

Year	Average Summary Compensation Table Total for Non-PEO NEOs	Average Change in Pension Value	Average Pension Service Cost	Average Reported Value of Equity Awards	Average Year End Fair Value of Equity Awards Granted in the Year and Unvested at Year End	Average Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Average Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Average Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Average Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Average Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value	Average Compensation Actually Paid to Non-PEO NEOs
2024	$106,903	—	—	$(19,360)	$4,050	$(1,170)	—	$(2,863)	—	—	$87,560
(5)
Assumes $100 was invested for the period starting August 31, 2021, through the end of the listed year in the Company. Historical stock performance is not intended to forecast nor be indicative of the future stock performance of our common stock.

Relationship Between Financial Performance Measures

While the Company utilizes several performance measures to align executive compensation with Company performance, not all of those Company measures are presented in the Pay versus Performance table. Moreover, the Company generally seeks to incentivize long-term performance, and therefore does not specifically align the Company’s performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. In accordance with SEC rules, the Company is providing the following descriptions of the relationships between information presented in the Pay versus Performance table.

Compensation and Cumulative Total Shareholder Return

The following chart sets forth the relationship between PEO compensation, the average compensation of our Non-PEO NEOs, and the Company’s cumulative total shareholder return (“TSR”) for the years ended August 31, 2024, 2023 and 2022.

Compensation and Net Income

The following chart sets forth the relationship between PEO compensation, the average compensation of our Non-PEO NEOs, and the Company’s net income for the years ended August 31, 2024, 2023 and 2022.

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
•
no cash payments for attendance at general Board meetings; and
•
each year shortly following the annual stockholder meeting an annual grant of 5,000 shares of restricted stock units, which fully vest on the earlier of the next annual meeting or the one-year anniversary of the grant date, whichever is earlier, subject to continued service through the vesting date, provided that the restricted stock units will fully vest if we are subject to a change in control during their service.

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

Director Compensation Table

The following table sets forth the total compensation for our non‑employee directors for the year ended August 31, 2024:

	Fees Earned or		All Other
Name	Paid in Cash ($)	Stock Awards ($)(2)	Compensation ($)	Total ($)
Dr. Edward Kuan Hsiung Hsieh	—	23,850	—	23,850
Walter Michael Gough	—	23,850	—	23,850
Scott R. Simplot (1)	—	—	—	—
Chris Chang Yu (3)	—	—	—	—

(1)
Mr. Simplot waived any right to compensation.
(2)
The amount reported in this column represent the grant date fair value of the RSUs granted in the fiscal year ended August 31, 2024, calculated in accordance with FASB ASC Topic 718. Each restricted stock unit award was granted pursuant to our 2010 Plan. Unless otherwise specified, each restricted stock unit award will vest in four equal installments commencing on the grant date, 100% of the stock units shall immediately vest on the date of the 2025 annual meeting, subject to continued service through the vesting date, provided that the restricted stock units will fully vest if we are subject to a change in control during their service.
(3)
Dr. Yu was appointed to our Board of Directors effective July 3, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 20, 2024 with respect to:

•
each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of November 20, 2024 and RSUs that will vest within 60 days of November 20, 2024, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Percentage of ownership is based on 7,211,738 shares of common stock outstanding as of November 20, 2024.

Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11, Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	3,752,334	(1)	52.0%
J.R. Simplot Company

Trung Tri Doan	3,752,334	(2)	52.0%

Executive Officers and Directors:
Trung Tri Doan	3,752,334	(2)	52.0%
Walter Michael Gough	31,068		*
Dr. Edward Kuan Hsiung Hsieh	43,571		*
Scott R. Simplot	3,752,334	(1)	52.0%
Christopher Lee	24,800	(3)	*

All executive officers and directors as a group (6 persons)	3,851,773		52.0%

* Indicates beneficial ownership of less than 1%.

(1)
Based on Schedule 13D/As filed with the SEC on June 4, 2024. Represents beneficial ownership of 3,752,334 shares consisting of (i) 2,445,299 shares held of record by Simplot Taiwan, Inc., a wholly owned subsidiary of Simplot Company of which Scott R. Simplot is Chairman, (ii) 31,036 shares held of record by JRS Properties, of which Mr. Simplot is one of the managers of the sole general partner, JRS Management, (iii) 1,148,858 shares held of record by Mr. Doan and which may be attributable to Mr. Simplot by virtue of his relationships with Simplot Taiwan, Inc. and JRS Properties III LLLP, both of which are parties to the Voting Agreement dated June 3, 2024 (the “Voting Agreement”), and (iv) 127,141 shares held of record by the Trung Doan 2010 GRAT and which may be attributable to Mr. Simplot by virtue of his relationships with Simplot Taiwan, Inc. and JRS Properties III LLLP, both of which are parties to the Voting Agreement. Mr. Simplot is the Chairman of the Simplot Company and a manager of JRS Management. Accordingly, Mr. Simplot may be deemed to have shared voting power over 3,752,334 shares and shared dispositive power over 2,476,335 shares. Mr. Simplot disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Simplot Taiwan, Inc. is 1099 West Front Street, Boise, Idaho 83702.

(2)
Based on a Schedule 13D/A filed with the SEC on June 4, 2024. Includes (1) 127,141 shares owned directly by The Trung Doan 2010 GRAT, of which Mr. Doan is the sole trustee and (2) 1,148,858 shares held directly by Mr. Doan. Also includes 31,036 shares directly owned by JRS Properties III LLLP and 2,445,299 shares directly held by Simplot Taiwan, Inc,, which may be attributable to Mr. Doan by virtue of the Voting Agreement. Accordingly, Mr. Doan may be deemed to have shared voting power over 3,752,334 shares and sole dispositive power over 1,275,999 shares. Mr. Doan disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(3)
Includes 1,000 restricted stock units that will vest within 60 days.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2024. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	49	(1)	$2.07	544
Equity compensation plans not approved by security holders	—		—	—
Total	49			544

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since September 1, 2022, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below, some of which represent continuing transactions from prior periods.

Loan Agreements with Chief Executive Officer and Significant Stockholder

On January 8, 2019, the Company entered into loan agreements with each of Trung Doan, the Company's Chairman and Chief Executive Officer and J.R. Simplot Company, the largest stockholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of the Company's headquarters building pursuant to the agreement dated December 15, 2015. The Company was initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of these loans was further extended with same terms and interest rate for one year to January 15, 2024.

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

The Fourth Amendment with Trung Doan amends the loan agreement’s maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the loan agreement with Trung Doan remained the same.

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

On July 3, 2024, the Company entered into the Sixth Amendment to the Loan Agreement with Mr. Doan to, upon the mutual agreement of Mr. Doan and the Company, permits the Company to repay a portion of the principal amount or accrued interest, by issuing shares of the Company’s common stock to Mr. Doan as repayment of the Loan Agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date.

As of August 31, 2024, the aggregate principal balance of the loan agreement with Trung Doan was $900 thousand, and the aggregate principal balance of the loan agreement with Simplot Taiwan was $1.5 million. The loans are secured by a second priority security interest on the Company's headquarters building.

Convertible Promissory Notes

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company, the largest stockholder of the Company, and Trung Doan, the Company's Chairman and Chief Executive Officer, (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. The outstanding principal and unpaid accrued interest of the Notes may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, the Company entered into the Third Amendment to the Notes to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. All other terms and conditions of the Notes remained the same.

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

As of August 31, 2024, the aggregate principal balance of the loans outstanding was zero.

Voting Agreement

On June 3, 2024, Mr. Doan, in his capacity as a stockholder of the Company, entered into a Voting Agreement by and between Simplot Taiwan, Inc., an Idaho corporation (“Simplot”), JRS Properties III LLLP, an Idaho limited liability limited partnership (“JRS Properties” and together with Simplot, the “Simplot Shareholders”), and The Trung Tri Doan 2010 GRAT (the “Doan Trust”) of which Mr. Doan is the sole trustee (Doan and the Doan Trust together, the “Doan Shareholders” and together with the Simplot Shareholders, the “Stockholder Group”). The aggregate amount of shares of the Company owned by them constitutes a majority of the issued and outstanding shares of the Company as of the date of the Voting Agreement. Pursuant to the terms of the Voting Agreement, the Simplot Shareholders and Doan Shareholders agreed to vote the shares of the Common Stock owned by them in favor of certain matters presented by the Company to its stockholders as provided in the Voting Agreement.

The Voting Agreement is effective as of June 3, 2024, and terminates upon at least ten days’ written notice to the other members of the Stockholder Group or upon material breach of the terms therein. In addition, the Voting Agreement automatically terminates upon the earliest of (1) the Simplot Shareholders or the Doan Shareholders no longer own securities of the Company; (2) the sale of all or substantially all of the Company’s assets; (3) the dissolution, insolvency or liquidation of the Company; (4) the death, bankruptcy, insolvency or dissolution of any of the Shareholders (as defined in the Voting Agreement), or (5) the Stockholder Group’s joint written agreement to terminate the Voting Agreement.

As of August 31, 2024, the shares subject to the Voting Agreement represent approximately 52% of the voting power of our common stock.

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

Director Independence

The published listing requirements of Nasdaq dictate that a majority of the Board be comprised of independent directors whom our Board has determined have no material relationship with our Company and who are otherwise “independent” directors under those listing requirements. Our current Board consists of the five persons listed above. The Board has determined that Dr. Hsieh, Dr. Yu and Mr. Gough each qualify as an independent director under applicable Nasdaq and SEC rules.

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

Transactions Considered in Independence Determinations

In making its independence determinations, the Board considered transactions that occurred since the beginning of fiscal year 2024 between the Company and entities associated with the independent directors or members of their immediate family. All identified transactions that appeared to relate to the Company and a family member of, or entity with a known connection to, a director were presented to the Board for consideration.

Nither Dr. Hsieh, Dr. Yu nor Mr. Gough were disqualified from “independent” status under the objective tests. In making its subjective determination that Dr. Hsieh, Dr. Yu and Mr. Gough are independent, the Board reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management. The Board considered the transactions in the context of the Nasdaq objective standards, the special standards established by the SEC for members of audit committees, and the SEC standards for compensation committee members. Based on all of the foregoing, as required by the Nasdaq rules, the Board made a subjective determination that, because of the nature of the director’s relationship with the entity and/or the amount involved, no relationships exist that, in the opinion of the Board, would impair Dr. Hsieh, Dr. Yu and Mr. Gough’s independence. Mr. Simplot now controls a majority of the voting power of the Company, so he is no longer deemed independent.

Item14. Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

The following table shows the fees and related expenses for audit and other services provided by KCCW Accountancy Corp and its subsidiaries billed for fiscal year 2024 and 2023. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2024 and 2023, 100% of the audit related services, tax services and all other services provided by KCCW Accountancy Corp. for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

	Fiscal Years Ended August 31,
	2024	2023
Audit Fees	$161,000	$178,000
Audit-Related Fees	—	—
Tax Fees	7,000	7,000
All Other Fees	—	5,000
Total	$168,000	$190,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(2) Exhibits:

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certification of Incorporation of Registrant	S-1/A	333‑168624	3.1(c)	November 22, 2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8‑K	001-34992	3.1	April 15, 2016

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-34992	3.1	July 3, 2018

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-34992	3.1	October 16, 2024

3.5	Amended and Restated Bylaws of Registrant	S‑1/A	333‑168624	3.2(b)	November 22, 2010

3.6	Amendment No.1 to the Bylaws of Registrant	8-K	001-34992	3.1	October 16, 2024

4.1	Form of Common Stock Certificate	S‑1/A	333‑168624	4.1	November 22, 2010

4.2 (d)	Description of the Registrant’s Securities Under Section 12 of the Exchange Act	10-K	001-34992	4.2(d)	November 20, 2019

10.3†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S‑1	333‑168624	10.3	August 6, 2010

10.4†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8‑K	001‑34992	99.1	February 9, 2012

10.5†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8‑K	001‑34992	99.1	February 24, 2012

10.6	Form of Proprietary Information and Inventions Agreement	S‑1/A	333‑168624	10.8	September 14, 2010

10.7	Form of Non‑competition Agreement	S‑1/A	333‑168624	10.9	September 14, 2010

10.8†	Form of Option Agreement for the 2010 Equity Incentive Plan	S‑1/A	333‑168624	10.10	November 16, 2010

10.9†	Form of Indemnification Agreement with directors and officers	S‑1/A	333‑168624	10.11	October 26, 2010

10.10	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and Trung Doan	10-Q	001-34992	10.1	January 11, 2019

10.11	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and J. R. Simplot Company	10-Q	001-34992	10.2	January 11, 2019

10.12	The First Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)	10-K	001-34992	10.12	November 20, 2019

10.13	The Second Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)	10-K	001-34992	10.13	November 20, 2019

10.14	Amendment to Convertible Unsecured Promissory Note dated May 26, 2021 to Trung Doan	10-K	001-34992	10.14	November 29, 2021

10.15	Amendment to Convertible Unsecured Promissory Note dated May 26,2021 to Simplot Taiwan Inc.	10-K	001-34992	10.15	November 29, 2021

10.16	Second Amendment to Convertible Unsecured Promissory Note dated May 26, 2022 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	1.1	May 26, 2022

10.17	Second Amendment to Convertible Unsecured Promissory Note dated May 26, 2022 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	1.2	May 26, 2022

10.18	Third Amendment to Convertible Unsecured Promissory Note dated June 6, 2023 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	10.1	June 6, 2023

10.19	Third Amendment to Convertible Unsecured Promissory Note dated June 6, 2023 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.2	June 6, 2023

10.20	Second Amendment to Loan Agreement dated January 14, 2022 between SemiLEDs Corporation and J.R. Simplot Company	8‑K	001-34992	1.1	January 18, 2022

10.21	Second Amendment to Loan Agreement dated January 14, 2022 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	1.2	January 18, 2022

10.22	Third Amendment to Loan Agreement dated January 13, 2023 between SemiLEDs Corporation and J.R. Simplot Company	8‑K	001-34992	1.1	January 18, 2023

10.23	Third Amendment to Loan Agreement dated January 13, 2023 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	1.2	January 18, 2023

10.24	2010 Equity Incentive Plan, as amended March 17, 2023	DEF14A	001-34992	1.1	April 7, 2023

10.25	Fourth Amendment to Convertible Unsecured Promissory Note dated January 5, 2024 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	10.1	January 9, 2024

10.26	Fourth Amendment to Convertible Unsecured Promissory Note dated January 5, 2024 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.2	January 9, 2024

10.27	Fourth Amendment to Loan Agreement dated January 7, 2024 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	10.3	January 9, 2024

10.28	Fourth Amendment to Loan Agreement dated January 7, 2024 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.4	January 9, 2024

10.29	Assignment of Loan Agreement dated January 7, 2024	8‑K	001-34992	10.5	January 9, 2024

10.30	Fifth Amendment to Loan Agreement dated February 9, 2024 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.1	February 20, 2024

10.31	Sixth Amendment to Loan Agreement dated July 3, 2024 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.1	July 8, 2024

19.1	Insider Trading Policy					X

21	Subsidiaries of the Registrant	X

23.1	Consent of KCCW Accountancy Corp, Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)	X

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: November 27, 2024	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung Tri Doan Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN	Chairman and Chief Executive Officer (Principal Executive Officer)	November 27, 2024
Trung Tri Doan

/s/ CHRISTOPHER LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 27, 2024
Christopher Lee

/s/ SCOTT R. SIMPLOT	Director	November 27, 2024
Scott R. Simplot

/s/ DR. EDWARD KUAN HSIUNG HSIEH	Director	November 27, 2024
Dr. Edward Kuan Hsiung Hsieh

/s/ GOUGH WALTER MICHAEL	Director	November 27, 2024
Gough Walter Michael

/s/ DR. CHRIS CHANG YU	Director	November 27, 2024
Dr. Chris Chang Yu

SEMILEDS CORPORATION

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

	Years Ended
	August 31,
	2024	2023
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$173	$306
Charged to bad debt expense	—	—
Write-downs charged against the allowance
Effect of exchange rate changes	—	(133)
Ending balance	$173	$173

	Years Ended
	August 31,
	2024	2023
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$23,777	$22,510
Charged to income tax expense	4,904	8,454
Net operating loss carryforward expired	(10,189)	(9,255)
Effect of exchange rate changes	956	2,068
Ending balance	$19,448	$23,777