Form 10-Q
period 2024-11-30
SemiLEDs Corp
filed 2025-01-13
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,211,738 shares of common stock, par value $0.0000056 per share, outstanding as of January 6, 2025.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30,	August 31,
	2024	2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,248	$1,671
Restricted cash and cash equivalents	77	78
Accounts receivable (including related parties), net of allowance for doubtful accounts of $170 and $173 as of November 30, 2024 and August 31, 2024, respectively	261	416
Inventories, net	3,722	3,574
Prepaid expenses and other current assets	185	223
Total current assets	5,493	5,962
Property, plant and equipment, net	2,609	2,798
Operating lease right of use assets	1,041	1,091
Intangible assets, net	85	90
Investments in unconsolidated entities	949	969
Other assets	223	228
TOTAL ASSETS	$10,400	$11,138
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$2,847	$2,854
Accounts payable	340	137
Accrued expenses and other current liabilities	2,799	2,936
Other payable to related parties	1,049	1,001
Operating lease liabilities, current portion	76	94
Total current liabilities	7,111	7,022
Long-term debt, excluding current installments	744	870
Operating lease liabilities, less current portion	965	997
Total liabilities	8,820	8,889
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—15,000 shares authorized; 7,212 shares issued and outstanding as of November 30, 2024 and August 31, 2024	—	—
Additional paid-in capital	187,277	187,337
Accumulated other comprehensive income	3,531	3,545
Accumulated deficit	(189,228)	(188,681)
Total SemiLEDs stockholders' equity	1,580	2,201
Noncontrolling interests	—	48
Total equity	1,580	2,249
TOTAL LIABILITIES AND EQUITY	$10,400	$11,138

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended November 30,
	2024	2023
Revenues, net	$1,261	$1,650
Cost of revenues	1,001	1,405
Gross profit	260	245
Operating expenses:
Research and development	221	372
Selling, general and administrative	696	742
Gain on disposals of long-lived assets	—	(50)
Total operating expenses	917	1,064
Loss from operations	(657)	(819)
Other income (expenses):
Investment (loss) income from unconsolidated entities	(3)	8
Interest expenses, net	(67)	(88)
Other income, net	282	259
Foreign currency transaction (loss) gain, net	(102)	44
Total other income, net	110	223
Loss before income taxes	(547)	(596)
Income tax expense	—	—
Net loss	(547)	(596)
Less: Net income attributable to noncontrolling interests	—	2
Net loss attributable to SemiLEDs stockholders	$(547)	$(598)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.08)	$(0.12)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	7,212	4,885

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2024	2023
Net loss	$(547)	$(596)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	(15)	39
Comprehensive loss	(562)	(557)
Comprehensive income attributable to noncontrolling interests	(1)	3
Comprehensive loss attributable to SemiLEDs stockholders	$(561)	$(560)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

						Accumulated		Total
			Common Stock		Additional	Other		SemiLEDs	Non-
	Common Stock		- To Be Issued		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2024	7,212	$—	—	$—	$187,337	$3,545	$(188,681)	$2,201	$48	$2,249
Stock-based compensation		—	13	—	25	—	—	25	—	25
Change ownership in SBDI*	—	—	—	—	(85)	—	—	(85)	(47)	(132)
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)	(1)	(15)
Net loss	—	—	—	—	—	—	(547)	(547)	—	(547)
BALANCE at November 30, 2024	7,212	$—	13	$—	$187,277	$3,531	$(189,228)	$1,580	$—	$1,580

						Accumulated		Total
			Common Stock		Additional	Other		SemiLEDs	Non-
	Common Stock		- To Be Issued		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE at September 1, 2023	4,941	$—	—	$—	$184,246	$3,550	$(186,645)	$1,151	$43	$1,194
Stock-based compensation	28	—	—	—	113	—	—	113	—	113
Comprehensive loss:
Other comprehensive income	—	—	—	—	—	38	—	38	1	39
Net loss	—	—	—	—	—	—	(598)	(598)	2	(596)
BALANCE at November 30, 2023	4,969	$—	—	$—	$184,359	$3,588	$(187,243)	$704	$46	$750

See notes to unaudited condensed consolidated financial statements.

*SBDI (Taiwan Bandaoti Zhaoming Co., Ltd.) is one of the Company’s subsidiaries.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended November 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(547)	$(596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156	154
Stock-based compensation expense	25	113
Provisions for inventory write-downs	96	104
Gain on disposals of long-lived assets, net	—	(50)
Investment loss (income) from unconsolidated entities	3	(8)
Changes in:
Accounts receivable	154	(37)
Inventories	(301)	97
Prepaid expenses and other assets	42	1
Accounts payable	198	(30)
Accrued expenses and other current liabilities	16	173
Net cash used in operating activities	(158)	(79)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(118)	(50)
Proceeds from sales of property, plant and equipment	—	50
Payments for development of intangible assets	(4)	(12)
Net cash used in investing activities	(122)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(112)	(114)
Acquisition of noncontrolling interests	(132)	—
Net cash used in financing activities	(244)	(114)
Effect of exchange rate changes on cash and cash equivalents	99	(41)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(425)	(246)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	1,840	2,741
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,415	$2,495
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$—	$19

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, LED modules and systems, as well as LED chips and lighting products. LED components, modules and systems have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including the United States, Japan, Taiwan, Germany, and the Netherlands.

As of November 30, 2024, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs had a wholly owned subsidiary. Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

SemiLEDs’ common stock trades on the NASDAQ Capital Market under the symbol “LEDS”.

2. Summary of Significant Accounting Policies

Basis of Presentation —The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2024. The unaudited condensed consolidated balance sheet as of August 31, 2024 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of November 30, 2024, the unaudited condensed statements of operations and comprehensive loss for the three months ended November 30, 2024 and 2023, the statements of changes in equity for the three months ended November 30, 2024 and 2023, and the statements of cash flows for the three months ended November 30, 2024 and 2023. The results for the three months ended November 30, 2024 are not necessarily indicative of the results to be expected for the year ending August 31, 2025.

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

The Company suffered losses from operations of $2.9 million and $3.4 million and used net cash in operating activities of $365 thousand and $984 thousand for the years ended August 31, 2024 and 2023, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. On November 30, 2024, the Company’s cash and cash equivalents had decreased to $1.2 million compared to $2.3 million on November 30, 2023. Further, loss from operations for the three months ended November 30, 2024 and 2023 was $657 thousand and $819 thousand, respectively. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of November 30, 2024 and August 31, 2024, the Company’s restricted cash equivalents at current portion were $77 thousand and $78 thousand, respectively. As of November 30, 2024 and August 31, 2024, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, was $90 thousand and $91 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the United States or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. U.S. accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of November 30, 2024 and August 31, 2024, the Company had no cash in excess of FDIC insured limits. The Company maintains cash in state-owned banks in Taiwan, where the insurance coverage of each bank is NTD$3,000,000 (approximately USD$92,000). As of November 30, 2024 and August 31, 2024, the Company had $852 thousand and $1,268 thousand cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts. As of November 30, 2024 and August 31, 2024, cash and cash equivalents of the Company consisted of the following (in thousands):

	November 30,	August 31,
Cash and Cash Equivalents by Location	2024	2024
United States;
Denominated in U.S. dollars	$187	$187
Taiwan;
Denominated in U.S. dollars	787	1,357
Denominated in New Taiwan dollars (NT$)	239	82
Denominated in other currencies	35	45
Total cash and cash equivalents	$1,248	$1,671

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

Net revenues generated from sales to the top ten customers represented 96% of the Company’s total net revenues for the three months ended November 30, 2024 and 2023.

The Company’s revenues have been concentrated in a few select markets, including the United States, Japan, Taiwan, Germany, and the Netherlands. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 93% and 96% of the Company’s net revenues for the three months ended November 30, 2024 and 2023, respectively.

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 shares to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by SBDI. Taiwan SemiLEDs did not subscribe for the newly issued common shares, and, as a result, the noncontrolling interest in Taiwan SemiLEDs increased from zero to 3.31%. From January 2019 to September 2020, Taiwan SemiLEDs purchased an additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, Taiwan SemiLEDs purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. On September 1, 2024, Taiwan SemiLEDs purchased an additional 329,000 common shares of SBDI from non-controlling shareholders. The noncontrolling interest in SBDI was zero and 2.63% as of November 30, 2024 and August 31, 2024, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this standard to have a material impact on the Company's unaudited condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for the fiscal year beginning September 1, 2022, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company does not expect the adoption of this standard to have a material impact on the Company's unaudited condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 will be effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on the Company's unaudited condensed consolidated financial statements.

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2024 and August 31, 2024 consisted of the following (in thousands):

	November 30,	August 31,
	2024	2024
Raw materials	$323	$349
Work in process	938	727
Finished goods	2,461	2,498
Total	$3,722	$3,574

Inventory write-downs to estimated net realizable values were $96 thousand and $104 thousand for the three months ended November 30, 2024 and 2023, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2024 and August 31, 2024 consisted of the following (in thousands):

	November 30,	August 31,
	2024	2024
Buildings and improvements	$13,045	$13,262
Machinery and equipment	25,933	26,355
Leasehold improvements	151	153
Other equipment	2,212	2,249
Total property, plant and equipment	41,341	42,019
Less: Accumulated depreciation	(38,732)	(39,221)
Property, plant and equipment, net	$2,609	$2,798

Intangible Assets

Intangible assets as of November 30, 2024 and August 31, 2024 consisted of the following (in thousands):

	November 30, 2024
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$561	$476	$85
Acquired technology	5	314	314	—
Total		$875	$790	$85

	August 31, 2024
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$570	$480	$90
Acquired technology	5	319	319	—
Total		$889	$799	$90

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of November 30, 2024 and August 31, 2024 consisted of the following (in thousands):

	November 30,	August 31,
	2024	2024
Accrued compensation and benefits	$1,956	$1,886
Customer deposits	336	344
Accrued business expenses	146	287
Accrued professional service fees	52	102
Other (individually less than 5% of total accrued expenses and other current liabilities)	309	317
Total	$2,799	$2,936

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2024 and August 31, 2024 consisted of the following (in thousands, except percentages):

	November 30, 2024		August 31, 2024
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	858	Various	876
Equity method investments, net	47.62	91	47.62	93
Total investments in unconsolidated entities		$949		$969

There were no dividends received from unconsolidated entities through November 30, 2024.

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

Equity Method Investments

In July 2023, TSLC Corporation, the Company’s subsidiary, had a board resolution to hold an equity interest in Yi Yang Optoelectronics Co., Ltd., accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. The Company owned 47.62% of the common shares of Yi Yang Optoelectronics Co., Ltd. as of both November 30, 2024 and August 31, 2024.

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancelable and noncancelable leases that expire at various dates between December 2024 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the leases. Lease expense related to these noncancelable operating leases were $38 thousand and $40 thousand for the three months ended November 30, 2024 and 2023, respectively.

Balance sheet information related to the Company’s leases is presented below:

	November 30, 2024	August 31, 2024
Assets
Operating lease right of use assets	$1,041	$1,091
Liabilities
Operating lease liabilities, current portion	$76	$94
Operating lease liabilities, less current portion	965	997
Total	$1,041	$1,091

The following provides details of the Company’s lease expenses:

	Three Months Ended November 30,
	2024	2023
Operating lease expenses	$38	$40

Other information related to leases is presented below:

	Three Months Ended November 30,
	2024	2023
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$38	$40
Weighted Average Remaining Lease Term:
Operating leases	15.56 years	15.84 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of November 30, 2024 consisted of the following (in thousands):

Years Ending August 31,	Operating Leases
Remainder of 2025	$74
2026	80
2027	80
2028	80
2029	80
Thereafter	793
Total future minimum lease payments, undiscounted	$1,187
Less: Imputed interest	(146)
Present value of future minimum lease payments	$1,041

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $435 thousand and $521 thousand as of November 30, 2024 and August 31, 2024, respectively.

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

As of November 30, 2024, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

6. Common Stock

On July 6, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”). In accordance with the terms of the Sales Agreement, the Company could offer and sell from time to time through the Agent the Company’s common stock having an aggregate offering price of up to $20,000,000 (the “Placement Shares”). Sales of the Placement Shares were made on Nasdaq at market prices by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company paid a commission to the Agent of 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Agreement and reimbursed the Agent for certain expenses. The ATM program expired in July 2024.

At its Annual Meeting held on August 30, 2024 (Taiwan time), the Company’s stockholders approved an amendment to its Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”), to increase the number of authorized common stock from 7,500,000 shares to 15,000,000 shares. The amendment did not change any of the current rights and privileges of the Company’s Common Stock or its par value, and did not affect the number of shares of the Company’s Common Stock currently outstanding. Accordingly, the authorized common shares disclosures for all periods presented have been retrospectively adjusted to reflect this amendment of its Restated Certificate of Incorporation.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under and 2010 Plan as of November 30, 2024 and 2023, respectively. As of November 30, 2024 and 2023, there were 530 thousand and 513 thousand shares of common stock available for future issuance under the equity incentive plans.

In November 2024, SemiLEDs granted 15 thousand restricted stock units to its directors, which will vest 25% every three months from the vesting commencement date of November 27, 2024 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $1.28 per unit.

In July 2023, SemiLEDs granted 10 thousand restricted stock units to its directors, which will vest 25% every three months from the vesting commencement date of July 7, 2023 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.44 per unit.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended November 30,
	2024	2023
Cost of revenues	$8	$36
Research and development	8	37
Selling, general and administrative	9	40
	$25	$113

8. Net Loss Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended November 30,
	2024	2023
Stock units to purchase common stock	8	23

9. Income Taxes

The Company’s loss before income taxes for the three months ended November 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended November 30,
	2024	2023
U.S. operations	$(138)	$(153)
Foreign operations	(409)	(443)
Loss before income taxes	$(547)	$(596)

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

As of both November 30, 2024 and August 31, 2024, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2020 through 2023 remain open in most jurisdictions. With few exceptions, as of November 30, 2024, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2020.

10. Related Party Transactions

On January 8, 2019, the Company entered into loan agreements with each of its Chairman and Chief Executive Officer and the largest shareholder of the Company, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8%. All proceeds of the loans were exclusively used to return the deposit to Formosa Epitaxy Incorporation in connection with the proposed sale of the Company's headquarters building pursuant to the agreement dated December 15, 2015. The Company was initially required to repay the loans of $1.5 million on January 14, 2021 and $1.7 million on January 22, 2021, respectively. On January 16, 2021, the maturity date of these loans was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of these loans was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of these loans was further extended with same terms and interest rate for one year to January 15, 2024.

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

The Fourth Amendment to the loan agreement with Trung Doan amended the loan agreement’s maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the loan agreement with Trung Doan remained the same.

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

As of November 30, 2024 and August 31, 2024, these loans totaled $2.4 million and are secured by a second priority security interest on the Company's headquarters building.

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

As of November 30, 2024 and August 31, 2024, the outstanding principal of these notes was zero.

11. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. In the second quarter of fiscal 2025, the Company received buy-sell purchase orders; the first set of purchase orders are approximately $13.3 million pursuant to which it will purchase machinery and equipment and then resell the goods to our customer. The Company has received $7.0 million of deposits, and the balance is due upon the completion of installation and testing of the machinery and equipment at the customer’s site. The revenue relating to these purchase orders is currently expected to be recognized in the second quarter of fiscal 2025, and the associated cost of revenue is estimated to be approximately $12.7 million. However, if shipment is delayed or the installation and testing is not completed timely, the revenue could be recognized in the third quarter of fiscal 2025 or later, or not at all.

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
•
Adverse macroeconomic developments in those selected markets, including the United States, Japan, Taiwan, Germany, and the Netherlands, where our revenues are concentrated, including supply chain delays and the impact of inflation on customer demand.

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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, or the 2024 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2024 Annual Report, and in other filings with the SEC.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including the United States, Japan, Taiwan, Germany, and the Netherlands. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

We were incorporated in the State of Delaware on January 4, 2005. We are a holding company for two principal owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is our wholly owned operating subsidiary, where a substantial portion of our assets are held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs had a wholly owned subsidiary. Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

Recent Developments

In the second quarter of fiscal 2025, we received buy-sell purchase orders; the first set of purchase orders are approximately $13.3 million pursuant to which we will purchase machinery and equipment and then resell the goods to our customer. We have received $7.0 million of deposits, and the balance is due upon the completion of installation and testing of the machinery and equipment at the customer’s site. The revenue relating to these purchase orders is currently expected to be recognized in the second quarter of fiscal 2025, and the associated cost of revenue is estimated to be approximately $12.7 million. However, if shipment is delayed, the revenue could be recognized in the third quarter of fiscal 2025. As a result of these purchase orders and associated uncertainty of the business, we anticipate that our revenue, cost of revenues and inventories over the next several quarters may be varied significantly over recent periods. We cannot assure you when, or if, the revenue will be recognized, when payments will be received, or if we will receive other orders in the future.

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
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including the United States, Japan, Taiwan, Germany, and the Netherlands. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three months ended November 30, 2024 and 2023, sales to our three largest customers, in the aggregate, accounted for 78% and 72% of our revenues, respectively.
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

•
Cash position. Our cash and cash equivalents were $1.2 million and $1.7 million for November 30, 2024 and August 31, 2024, respectively. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. Based on our current financial projections and assuming our outstanding notes are converted or extended, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three months ended November 30, 2024 and 2023.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $96 thousand and $104 thousand for the three months ended November 30, 2024 and 2023, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On November 29, 2024, the exchange rate was 32.47 NT dollars to one U.S. dollar. On January 6, 2024, the exchange rate was 30.87 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2024 Compared to the Three Months Ended November 30, 2023

	Three Months Ended November 30,
	2024		2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$65	5%	$58	4%	$7	12%
LED components	561	44%	1,075	65%	(514)	(48)%
Lighting products	59	5%	49	3%	10	20%
Other operating revenues (1)	576	46%	468	28%	108	23%
Total revenues, net	1,261	100%	1,650	100%	(389)	(24)%
Cost of revenues	1,001	79%	1,405	85%	(404)	(29)%
Gross profit	$260	21%	$245	15%	$15	6%

(1) Other includes primarily revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues decreased by 24% to $1.3 million for the three months ended November 30, 2024 from $1.6 million for the three months ended November 30, 2023. The decrease in revenues was driven primarily by a $514 thousand decrease in LED components, offset by a $108 thousand increase in other operating revenues, a $10 thousand increase in lighting products and a $7 thousand increase in LED chips.

Revenues attributable to the sales of our LED chips were $65 thousand and $58 thousand, representing 5% and 4% of our revenues for the three months ended November 30, 2024 and 2023, respectively. The increase in sales of LED chips was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components were $561 thousand and $1,075 thousand, representing 44% and 65% of our revenues for the three months ended November 30, 2024 and 2023, respectively. The decrease in sales of LED components was primarily due to less volumes sold.

Revenues attributable to the sales of lighting products were $59 thousand and $49 thousand, representing 5% and 3% of our revenues for the three months ended November 30, 2024 and 2023, respectively. The increase in sales of lighting products was primarily due to higher volumes sold.

Revenues attributable to other operating revenues were $576 thousand and $468 thousand, representing 46% and 28% of our revenues for the three months ended November 30, 2024 and 2023, respectively. The increase in other revenues was primarily due to the provision of services and the sale of raw materials.

We have adopted a strategy to adjust our product mix by exiting certain high volume but low unit selling price product lines in response to the general trend of lower average selling prices for products that have been available in the market for some time and to focus on the profitable products.

Cost of Revenues

Our cost of revenues decreased by 29% from $1.4 million for the three months ended November 30, 2023 to $1.0 million for the three months ended November 30, 2024. The decrease in cost of revenues was primarily due to lower volumes sold for LED components.

Gross Profit

Our gross profit increased from $245 thousand for the three months ended November 30, 2023 to $260 thousand for the three months ended November 30, 2024. Our gross margin percentage was 21% for the three months ended November 30, 2024, as compared to 15% for the three months ended November 30, 2023 as a result of an increase in other revenues.

Operating Expenses

	Three Months Ended November 30,
	2024		2023
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$221	18%	$372	23%	$(151)	(41)%
Selling, general and administrative	696	55%	742	45%	(46)	(6)%
Gain on disposals of long-lived assets	—	—%	(50)	(3)%	50	100%
Total operating expenses	$917	73%	$1,064	65%	$(147)	(14)%

Research and development. Our research and development expenses were $221 thousand and $372 thousand for the three months ended November 30, 2024 and 2023, respectively. The decrease was primarily due to a $101 thousand decrease in materials and supplies and a $41 thousand decrease in payroll expense.

Selling, general and administrative. Our selling, general and administrative expenses were $696 thousand and $742 thousand for the three months ended November 30, 2024 and 2023, respectively. The decrease was mainly due to a $33 thousand decrease in payroll expense, a $7 thousand decrease in entertainment expense and a $6 thousand decrease in travel expense.

Gain on disposals of long-lived assets. We recognized zero and a $50 thousand gain on disposals of long-lived assets for the three months ended November 30, 2024 and 2023, respectively. Due to the excess capacity charges that we have suffered for many years, and considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment during the three months ended November 30, 2023.

Other Income (Expenses)

	Three Months Ended November 30,
	2024		2023
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment (loss) income from unconsolidated entities	$(3)	—%	$8	—%
Interest expenses, net	(67)	(5)%	(88)	(5)%
Other income, net	282	22%	259	16%
Foreign currency transaction (loss) gain, net	(102)	(8)%	44	3%
Total other income, net	$110	8%	$223	14%

Investment (loss) income from unconsolidated entities. We recognized an investment loss from unconsolidated entities of $3 thousand for the three month ended November 30, 2024 and an investment income from unconsolidated entities of $8 thousand for the three months ended November 30, 2023, primarily due to the loss in equity method investments.

Interest expenses, net. Interest expenses, net primarily consisted of accrued interest on $2.4 million of loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expenses, net was primarily due to the repayment $800,000 of loan principal in fiscal year 2024.

Other income, net. Other income, net which primarily consisted of rental income, was $282 thousand and $259 thousand for the three months ended November 30, 2024 and 2023, respectively. The increase in other income, net was primarily due to the increase of rental income.

Foreign currency transaction (loss) gain, net. We recognized a net foreign currency transaction loss of $102 thousand and a net foreign currency transaction gain of $44 thousand for the three months ended November 30, 2024 and 2023, respectively, primarily due to the impact of fluctuations in the exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

Income Tax Expense. Our effective tax rate is expected to be approximately zero for both fiscal year 2025 and 2024, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income Attributable to Non-controlling Interests

	Three Months Ended November 30,
	2024		2023
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net income attributable to noncontrolling interests	$—	—%	$2	—%

We recognized zero and net income attributable to non-controlling interests of $2 thousand for the three months ended November 30, 2024 and 2023, respectively, which was attributable to the share of the net income of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented zero and 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of November 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contingencies

We have several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that, as of November 30, 2024, expire at various dates between December 2024 and December 2040. See Note 5, "Commitments and Contingencies" in the notes to our unaudited consolidated financial statements in this Form 10-Q.

Sources and Uses of Cash

As of November 30, 2024 and August 31, 2024, we had cash and cash equivalents of $1.2 million and $1.7 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We require cash to fund our operating expenses, working capital requirements and service our debts, including principal and interest.

As of January 6, 2025, we had no available credit facility.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $3.6 million and $3.7 million as of November 30, 2024 and August 31, 2024, respectively.

Our NT dollar denominated long-term notes, totaled $1.2 million and $1.3 million as of November 30, 2024 and August 31, 2024, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.415% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.795% currently) and is available for operating capital. These loans are secured by an $77 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $23 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2024, our outstanding balance on this note payable was approximately $738 thousand.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $14 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2024, our outstanding balance on this note payable was approximately $452 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $1.9 million and $2.0 million as of November 30, 2024 and August 31, 2024, respectively.

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

The Fourth Amendment to the loan agreement with Trung Doan amended the loan agreement’s maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the loan agreement with Trung Doan remained the same.

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

As November 30, 2024 and August 31, 2024, these loans totaled $2.4 million and are secured by a second priority security interest on our headquarters building.

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

As of November 30, 2024 and August 31, 2024, the outstanding principal of these notes was zero.

Working Capital

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $547 thousand and $598 thousand during the three months ended November 30, 2024 and 2023, respectively. Net cash used in operating activities for the three months ended November 30, 2024 was $158 thousand. As of November 30, 2024, we had cash and cash equivalents of $1.2 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity to our stockholders.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2025 is approximately $3.4 million, which we expect to fund through the issuance of additional equity to repay principal and accrued interest and through loan extensions. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. The remaining loans with each of our Chairman and Chief Executive Officer and our largest shareholder are expected to be extended upon maturity or repaid with equity. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended November 30,
	2024	2023
Net cash used in operating activities	$(158)	$(79)
Net cash used in investing activities	$(122)	$(12)
Net cash used in financing activities	$(244)	$(114)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three months ended November 30, 2024 and 2023 was $158 thousand and $79 thousand, respectively. The increase in cash flows used in operating activities was primarily due to an increase in inventories of $398 thousand, a decrease in accrued expenses of $157 thousand, partially offset by an increase in accounts payable of $228 thousand, a decrease in accounts receivable of $191 thousand, and a decrease in gain on sale of property, plant and equipment of $50 thousand.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2024 and 2023 was $122 thousand and $12 thousand, respectively. The increase in cash flows used in investing activities was primarily due to an increase in purchases of property, plant and equipment of $65 thousand, and a decrease in proceeds from sales of property, plant and equipment of $50 thousand.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2024 and 2023 was $244 thousand and $114 thousand, respectively. The increase in cash flows used in financing activities was primarily due to an increase in acquisition of noncontrolling interest of $132 thousand.

Capital Expenditures

We had capital expenditures of $118 thousand and $50 thousand for the three months ended November 30, 2024 and 2023, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of November 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of November 30, 2024.

Item 1A. Risk Factors

Except as set forth below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2024 Annual Report.

We may fail to qualify for continued listing on Nasdaq which could make it more difficult for investors to sell their shares.

Our common stock is listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy the continued listing requirements of Nasdaq for continued listing on the Nasdaq Capital Market, including among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share.

On December 4, 2024, we received a notice from Nasdaq indicating that we did not meet the minimum of $2.5 million in stockholders’ equity required by Nasdaq Listing Rule 5550(b)(1) for continued listing or the alternatives of market value of listed securities or net income from continuing operations. Pursuant to the Nasdaq listing rule, we submitted a plan to Nasdaq. If Nasdaq accepts our plan, we will be granted an extension of up to 180 calendar days from December 4, 2024 to evidence compliance.

There can be no assurance that Nasdaq will accept our plan or, if they do, that we will regain and maintain compliance with Nasdaq’s continued listing requirements or that our common stock will not be delisted from Nasdaq in the future.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended November 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 13, 2025	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)