Form 10-Q
period 2025-02-28
SemiLEDs Corp
filed 2025-04-11
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,200,967 shares of common stock, par value $0.0000056 per share, outstanding as of April 7, 2025.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 28,	August 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,384	$1,671
Restricted cash and cash equivalents	76	78
Accounts receivable (including related parties), net of allowance for doubtful accounts of $168 and $173 as of February 28, 2025 and August 31, 2024, respectively	280	416
Inventories	13,531	3,574
Prepaid expenses and other current assets	1,973	223
Total current assets	18,244	5,962
Property, plant and equipment, net	2,598	2,798
Operating lease right of use assets	1,119	1,091
Intangible assets, net	89	90
Investments in unconsolidated entities	930	969
Other assets	206	228
TOTAL ASSETS	$23,186	$11,138
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,242	$2,854
Accounts payable	445	137
Accrued expenses and other current liabilities	15,063	2,936
Other payable to related parties	1,096	1,001
Operating lease liabilities, current	128	94
Total current liabilities	17,974	7,022
Long-term debt, excluding current installments	626	870
Operating lease liabilities, less current portion	991	997
Total liabilities	19,591	8,889
Commitments and contingencies (Note 5)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—15,000 shares authorized; 8,201 shares and 7,212 shares issued and outstanding as of February 28, 2025 and August 31, 2024, respectively	—	—
Additional paid-in capital	188,913	187,337
Accumulated other comprehensive income	3,522	3,545
Accumulated deficit	(188,840)	(188,681)
Total SemiLEDs stockholders' equity	3,595	2,201
Noncontrolling interests	—	48
Total equity	3,595	2,249
TOTAL LIABILITIES AND EQUITY	$23,186	$11,138

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenues, net	$10,872	$886	$12,133	$2,536
Cost of revenues	9,869	774	10,870	2,179
Gross profit	1,003	112	1,263	357
Operating expenses:
Research and development	279	251	500	623
Selling, general and administrative	614	693	1,310	1,435
Gain on disposals of long-lived assets, net	—	—	—	(50)
Total operating expenses	893	944	1,810	2,008
Income (loss) from operations	110	(832)	(547)	(1,651)
Other income (expenses):
Investment (loss) income from unconsolidated entities	(10)	(5)	(13)	3
Interest expenses, net	(42)	(65)	(109)	(153)
Other income, net	265	377	547	636
Foreign currency transaction gain (loss), net	65	(32)	(37)	12
Total other income, net	278	275	388	498
Income (loss) before income taxes	388	(557)	(159)	(1,153)
Income tax expense	—	—	—	—
Net income (loss)	388	(557)	(159)	(1,153)
Less: Net income attributable to noncontrolling interests	—	2	—	4
Net income (loss) attributable to SemiLEDs stockholders	$388	$(559)	$(159)	$(1,157)
Net income (loss) per share attributable to SemiLEDs stockholders:
Basic	$0.05	$(0.11)	$(0.02)	$(0.24)
Diluted	$0.05	$(0.11)	$(0.02)	$(0.24)
Shares used in computing net income (loss) per share attributable to SemiLEDs stockholders:
Basic	7,222	4,905	7,217	4,907
Diluted	7,222	4,905	7,217	4,907

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net income (loss)	$388	$(557)	$(159)	$(1,153)
Other comprehensive loss (gain), net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(8)	(17)	(23)	22
Comprehensive income (loss) attributable to noncontrolling interests	$380	$(574)	$(182)	$(1,131)
Comprehensive income (loss) attributable to noncontrolling interests	$—	$2	$(1)	$5
Comprehensive income (loss) loss attributable to SemiLEDs stockholders	$380	$(576)	$(181)	$(1,136)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

						Accumulated		Total
					Additional	Other		SemiLEDs	Non-
	Common Stock		Common Stock - To Be Issued		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2024	7,212	$—	—	$—	$187,337	$3,545	$(188,681)	$2,201	$48	$2,249
Stock-based compensation	—	—	13	—	25	—	—	25	—	25
Change ownership in SBDI*					(85)	—	—	(85)	(47)	(132)
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)	(1)	(15)
Net loss	—	—	—	—	—	—	(547)	(547)	—	(547)
BALANCE—November 30, 2024	7,212	—	13	—	187,277	3,531	(189,228)	1,580	—	1,580
Stock-based compensation	25	—	(13)	—	35	—	—	35	—	35
Issuance of common stock to repay long-term loan	964	—	—	—	1,600	—	—	1,600	—	1,600
Comprehensive income:
Other comprehensive income (loss)	—	—	—	—	1	(9)	—	(8)	—	(8)
Net Income	—	—	—	—	—	—	388	388	—	388
BALANCE—February 28, 2025	8,201	—	—	—	$188,913	$3,522	$(188,840)	$3,595	$—	$3,595

						Accumulated		Total
					Additional	Other		SemiLEDs	Non-
	Common Stock		Common Stock - To Be Issued		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2023	4,941	$—	—	$—	$184,246	$3,550	$(186,645)	$1,151	$43	$1,194
Stock-based compensation	28	—	—	—	113	—	—	113	—	113
Comprehensive income (loss):
Other comprehensive income	—	—	—	—	—	38	—	38	1	39
Net loss	—	—	—	—	—	—	(598)	(598)	2	(596)
BALANCE—November 30, 2023	4,969	—	—	—	184,359	3,588	(187,243)	704	46	750
Stock-based compensation	43	—	—	—	107	—	—	107	—	107
Conversion of convertible notes payable to common stock	1,228	—	—	—	1,609	—	—	1,609	—	1,609
Issuance of common stock to repay long-term loan	935	—	—	—	1,200	—	—	1,200	—	1,200
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)	(0)	(17)
Net loss	—	—	—	—	—	—	(559)	(559)	2	(557)
BALANCE—February 29, 2024	7,175	$—	—	$—	$187,275	$3,571	$(187,802)	$3,044	$48	$3,092

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 28, 2025	February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159)	$(1,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	312	311
Stock-based compensation expense	60	220
Provisions for inventory write-downs	146	181
Investment loss (income) from unconsolidated entities	13	(3)
Gain on disposals of long-lived assets, net	—	(50)
Changes in :
Accounts receivable	131	60
Inventories	(10,197)	125
Prepaid expenses and other	(1,764)	(7)
Accounts payable	304	(249)
Accrued expenses and other current liabilities	12,401	(114)
Net cash provided by (used in) operating activities	1,247	(679)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(238)	(69)
Proceeds from sales of property, plant and equipment	—	50
Placement of refundable deposits	(1)	—
Payments for development of intangible assets	(19)	(16)
Net cash used in investing activities	(258)	(35)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(221)	(231)
Acquisition of noncontrolling interests	(130)	—
Net cash used in financing activities	(351)	(231)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	70	(12)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	708	(957)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	1,840	2,741
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,548	$1,784
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$13	$21
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$29	$7
Conversion of convertible notes payable to common stock	$—	$1,609
Issuance of common stock to repay long-term loan	$1,600	$1,200

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, LED modules and systems, as well as LED chips and lighting products. LED components, modules and systems have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including India, Japan, the Netherlands, and the United States.

As of February 28, 2025, SemiLEDs had two wholly owned subsidiaries. SemiLEDs Optoelectronics Co., Ltd., or Taiwan SemiLEDs, is the Company’s wholly owned operating subsidiary, where a substantial portion of the assets is held and located, and where a portion of our research, development, manufacturing and sales activities take place. Taiwan SemiLEDs had a wholly owned subsidiary. Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc., which is engaged in the research, development, manufacturing and a substantial portion of marketing and sale of LED components, and where most of the Company’s employees are based.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of February 28, 2025, the unaudited condensed statements of operations and comprehensive loss for the three and six months ended February 28, 2025 and February 29, 2024, the unaudited condensed statement of changes in equity for the three and six months ended February 28, 2025 and February 29, 2024, and the unaudited condensed statements of cash flows for the six months ended February 28, 2025 and February 29, 2024. The results for the three or six months ended February 28, 2025 are not necessarily indicative of the results to be expected for the year ending August 31, 2025.

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

The Company suffered losses from operations of $2.9 million and $3.4 million and used net cash in operating activities of $365 thousand and $984 thousand for the years ended August 31, 2024 and 2023, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. On February 28, 2025, the Company’s cash and cash equivalents had increased to $2.4 million compared to $1.6 million on February 29, 2024. Further, income from operations for the three months ended February 28, 2025 was $110 thousand and the loss from operations was $547 thousand for the six months ended February 28, 2025. Net cash provided by operating activities for the six months ended February 28, 2025 was $1.2 million. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

•
Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of new higher margin products. Steady growth of buy-sell purchase orders of equipment, module products and the continued commercial sales of its UV LED product are expected to improve the Company’s future gross margin, operating results and cash flows. The Company is targeting niche markets and focusing on product enhancement and developing its LED products into many other applications or devices.
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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of February 28, 2025 and August 31, 2024, the Company’s restricted cash equivalents at current portion amounted $76 thousand and $78 thousand, respectively. As of February 28, 2025 and August 31, 2024, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $88 thousand and $91 thousand, respectively.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the United States or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. U.S. accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of February 28, 2025 and August 31, 2024, the Company had no cash in excess of FDIC insured limits. The Company maintains cash in state-owned banks in Taiwan, where the insurance coverage of each bank is NTD$3,000,000 (approximately USD$91,000). As of February 28, 2025 and August 31, 2024, the Company had $2,048 thousand and $1,268 thousand cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts. As of February 28, 2025 and August 31, 2024, cash and cash equivalents of the Company consisted of the following (in thousands):

	February 28,	August 31,
Cash and Cash Equivalents by Location	2025	2024
United States;
Denominated in U.S. dollars	$187	$187
Taiwan;
Denominated in U.S. dollars	2,016	1,357
Denominated in New Taiwan dollars	82	82
Denominated in other currencies	99	45
Total cash and cash equivalents	$2,384	$1,671

During the three and six months ended February 28, 2025, the Company’s revenues were substantially derived from buy-sell purchase orders of equipment. Net revenues generated from buy-sell purchase orders of equipment to one customer represented 87% of the Company's revenues for the three months ended February 28, 2025. A significant portion of the Company’s revenues are derived from a limited number of customers and sales are concentrated in a few select markets. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management’s assessment of the collectability of its customer accounts. Management regularly reviews the allowance by considering certain factors, such as historical experience, industry data, credit quality, ages of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Net revenues generated from sales to the top ten customers represented 99% and 98% of the Company’s total net revenues for the three and six months ended February 28, 2025, respectively, and 96% and 93% of the Company’s net revenues for the three and six months ended February 29, 2024, respectively.

The Company’s revenues have been concentrated in a few select markets, including India, Japan, the Netherlands and the United States. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 98% and 97% of the Company’s net revenues for the three and six months ended February 28, 2025, respectively, and 66% and 75% of the Company’s net revenues for the three and six months ended February 29, 2024, respectively.

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 shares to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) has been completely received in cash by SBDI. Taiwan SemiLEDs did not subscribe for the newly issued common shares, and, as a result, the noncontrolling interest in Taiwan SemiLEDs increased from zero to 3.31%. From January 2019 to September 2020, Taiwan SemiLEDs purchased an additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, Taiwan SemiLEDs purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. On September 1, 2024, Taiwan SemiLEDs purchased the remaining 329,000 common shares of SBDI from non-controlling shareholders. The noncontrolling interest in SBDI was zero and 2.63% as of February 28, 2025 and August 31, 2024, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 was effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this standard to have a material impact on the Company's unaudited condensed consolidated financial statements.

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

3. Balance Sheet Components

Inventories

Inventories as of February 28, 2025 and August 31, 2024 consisted of the following (in thousands):

	February 28,	August 31,
	2025	2024
Raw materials	$368	$349
Work in process	765	727
Finished goods	12,398	2,498
Total	$13,531	$3,574

Inventory write-downs to estimated net realizable values were $50 thousand and $146 thousand for the three and six months ended February 28, 2025, respectively, and $77 thousand and $181 thousand for the three and six months ended February 29, 2024, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2025 and August 31, 2024 consisted of the following (in thousands):

	February 28,	August 31,
	2025	2024
Buildings and improvements	$12,975	$13,262
Machinery and equipment	25,750	26,355
Leasehold improvements	149	153
Other equipment	2,196	2,249
Total property, plant and equipment	41,070	42,019
Less: Accumulated depreciation and amortization	(38,472)	(39,221)
Property, plant and equipment, net	$2,598	$2,798

Intangible Assets

Intangible assets as of February 28, 2025 and August 31, 2024 consisted of the following (in thousands):

	February 28, 2025
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$563	$474	$89
Acquired technology	5	310	310	—
Total		$873	$784	$89

	August 31, 2024
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$570	$480	$90
Acquired technology	5	319	319	—
Total		$889	$799	$90

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of February 28, 2025 and August 31, 2024 consisted of the following (in thousands):

	February 28,	August 31,
	2025	2024
Accrued compensation and benefits	$1,787	$1,886
Customer deposits	12,679	344
Accrued business expenses	252	287
Accrued professional service fees	72	102
Other (individually less than 5% of total accrued expenses and other current liabilities)	273	317
Total	$15,063	$2,936

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 28, 2025 and August 31, 2024 consisted of the following (in thousands, except percentages):

	February 28, 2025		August 31, 2024
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investment without readily determinable fair value	Various	$840	Various	876
Equity method investments, net	47.62	$90	47.62	$93
Total investments in unconsolidated entities		$930		$969

There were no dividends received from unconsolidated entities through February 28, 2025.

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

Equity Method Investments

In July 2023, TSLC Corporation, the Company’s subsidiary, had a board resolution to hold an equity interest in Yi Yang Optoelectronics Co., Ltd., accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. The Company owned 47.62% of the common shares of Yi Yang Optoelectronics Co., Ltd. as of both February 28, 2025 and August 31, 2024.

5. Commitments and Contingencies

Operating Lease Agreements —The Company has several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancelable and noncancelable leases that expire at various dates between August 2025 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the leases. Lease expense related to these noncancelable operating leases was $34 thousand and $72 thousand for three months and six months ended February 28, 2025, respectively. Lease expense related to these noncancelable operating leases was $41 thousand and $81 thousand for three months and six months ended February 29, 2024, respectively.

Balance sheet information related to the Company’s leases is presented below:

	February 28, 2025	August 31, 2024
Assets
Operating lease right of use assets	$1,119	$1,091
Liabilities
Operating lease liabilities, current	$128	$94
Operating lease liabilities, less current portion	991	997
Total	$1,119	$1,091

The following provides details of the Company’s lease expenses:

	Three Months Ended
	February 28, 2025	February 29, 2024
Operating lease expenses, net	$34	$41

	Six Months Ended
	February 28, 2025	February 29, 2024
Operating lease expenses, net	$72	$81

Other information related to leases is presented below:

	Six Months Ended
	February 28, 2025	February 29, 2024
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$72	$81
Weighted Average Remaining Lease Term:
Operating leases	14.08 years	15.78 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of February 28, 2025 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2025	$76
2026	142
2027	100
2028	80
2029	79
Thereafter	784
Total future minimum lease payments, undiscounted	1,261
Less: Imputed interest	(142)
Present value of future minimum lease payments	$1,119

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $430 thousand and $521 thousand as of February 28, 2025 and August 31, 2024, respectively.

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

As of February 28, 2025, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

On February 28, 2025, the Company delivered payment notices indicating its intent to repay $1,200,000 and $400,000 of loan principal by delivering 722,891 shares and 240,963 shares of the Company’s common stock to Simplot Taiwan Inc. and Trung Doan, respectively, based on the closing price of $1.66 per share on February 27, 2025. The shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under the 2010 Plan as of February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025 and February 29, 2024, there were 530 thousand and 470 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In November 2024, SemiLEDs granted 15 thousand restricted stock units to its directors, which vest 25% every three months from the vesting commencement date of November 27, 2024 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $1.28 per unit.

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

A summary of the stock-based compensation expense for the three and six months ended February 28, 2025 and February 29, 2024 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Cost of revenues	$8	$34	$16	$70
Research and development	8	35	16	72
Selling, general and administrative	19	38	28	78
	$35	$107	$60	$220

8. Net Income (Loss) Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Stock units and stock options to purchase common stock	15	23	28	45

9. Income Taxes

The Company’s income (loss) before income taxes for the three and six months ended February 28, 2025 and February 29, 2024 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
U.S. operations	$(145)	$(92)	$(283)	$(245)
Foreign operations	533	(465)	124	(908)
Income (loss) before income taxes	$388	$(557)	$(159)	$(1,153)

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

As of both February 28, 2025 and August 31, 2024, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2020 through 2023 remain open in most jurisdictions. With few exceptions, as of February 28, 2025, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2020.

10. Related Party Transactions

On January 8, 2019, the Company entered into a secured loan agreements with Trung Doan, its Chairman and Chief Executive Officer and J.R. Simplot Company, its largest shareholder, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8% (the “Loan Agreements”). The Loan Agreements are secured by a second priority security interest on the Company’s headquarters building. The maturity date of the Loan Agreements were January 14, 2021 and January 22, 2021, respectively. On January 16, 2021, the maturity date of the Loan Agreements was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of the Loan Agreements was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of the Loan Agreements was further extended with same terms and interest rate for one year to January 15, 2024.

On January 7, 2024, J.R. Simplot Company and the Company entered into an assignment agreement (the “Assignment”) pursuant to which J.R. Simplot assigned and transferred all of its right, title and interest in and to the Loan Agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the Loan Agreement.

On January 7, 2024, the Company entered into the Fourth Amendment to the Loan Agreements with each of Simplot Taiwan Inc. and Trung Doan. The Fourth Amendment to the Loan Agreement with Simplot Taiwan Inc. (i) extended the maturity date to January 15, 2025, and (ii) upon mutual agreement of the Company and Simplot Taiwan Inc., permitted the Company to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of the Company’s common stock in the name of Simplot Taiwan Inc. as partial repayment of the Loan Agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement with Simplot Taiwan Inc. remained the same. The Fourth Amendment to the Loan Agreement with Trung Doan to amend the loans maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the Loan Agreement with Trung Doan remained the same.

On January 7, 2024, the Company issued 305,343 shares of its common stock at a price of $1.31 per share to repay $400,000 of accrued interest on the loan agreement with Simplot Taiwan Inc. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

On February 9, 2024, the Company entered into the Fifth Amendment to the Loan Agreements with Trung Doan. The Fifth Amendment to the Loan Agreements with Trung Doan (i) amended the Loan Agreement to permit the Company to repay up to $800,000 of principal under the Loan Agreement by issuing shares of the Company’s common stock and (ii) elected to prepay $800,000 of loan principal by delivering 629,921 shares of the Company’s common stock to Trung Doan, based on the closing price of $1.27 per share on February 8, 2024. All other terms and conditions of the Loan Agreement remained the same.

On February 9, 2024, the Company repaid $800,000 of loan principal by delivering 629,921 shares of the Company’s common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. The shares of common stock were issued on February 9, 2024 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 3, 2024, the Company and Trung Doan entered into the Sixth Amendment to the Loan Agreement. The Sixth Amendment to the Loan Agreement amended the Loan Agreement to permit, upon the mutual agreement of the Company and Trung Doan, the Company to repay a portion of the principal amount or accrued interest under the Loan Agreement, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the Loan Agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement, as amended by the Sixth Amendment to the Loan Agreement, remained the same. On January 15, 2025, the Company entered into the Seventh Amendment to the Loan Agreement with Trung Doan and Fifth Amendment to the Loan Agreement with Simplot Taiwan Inc. to extend the maturity date to January 15, 2026. All other terms and conditions of the Loan Agreement remained the same.

On February 28, 2025, the Company and Simplot Taiwan Inc. entered into the Sixth Amendment to the Loan Agreement (the “Amended Loan Agreement”). The Amended Loan Agreement, upon the mutual agreement of the Company and Simplot Taiwan Inc., permits the Company to repay any principal amount or accrued interest, in an amount not to exceed $1,200,000, by issuing shares of the Company’s common stock to Simplot Taiwan Inc. as partial repayment of the Loan Agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date.

On February 28, 2025, the Company delivered payment notices indicating its intent to repay $1,200,000 and $400,000 of loan principal by delivering 722,891 shares and 240,963 shares of the Company’s common stock to Simplot Taiwan Inc. and Trung Doan, respectively, based on the closing price of $1.66 per share on February 27, 2025. The shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

As of February 28, 2025 and August 31, 2024, these loans totaled $800 thousand and $2.4 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

On November 25, 2019 and on December 10, 2019, the Company issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company and Trung Doan (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into shares of the Company’s common stock at a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of the Company’s common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, the Company entered into the Third Amendment to the Notes (the “Third Amendments”) to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. All other terms and conditions of the Notes remained the same.

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

As of February 28, 2025 and August 31, 2024, the outstanding principal of these notes was zero.

11. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. Effective April 1, 2025, Taiwan SemiLEDs' wholly owned subsidiary, Taiwan Bandaoti Zhaoming Co., Ltd., merged with and into Taiwan SemiLEDs. The former Taiwan Bandaoti Zhaoming Co., Ltd now functions as a division of Taiwan SemiLEDs with all property, obligations, and capital being transferred to Taiwan SemiLEDs. Assets totaling $13 million were transferred from the former Taiwan Bandaoti Zhaoming Co., Ltd. to Taiwan SemiLEDs as a result of the merger. Taiwan SemiLEDs will apply to change its company name to Taiwan Bandaoti Zhaoming Co., Ltd. after the merger.

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
•
The risk that trade matters, including tariffs on goods imported from Taiwan, could impact our ability to compete cost-effectively;
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
•
Our ability to grow our revenues from the sales of our products and to control our expenses.
•
Our ability to continue to resell equipment from buy-sell purchase orders.
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

•
Adverse macroeconomic developments in those selected markets, including India, Japan, the Netherlands and the United States, where our revenues are concentrated, including supply chain delays and the impact of inflation on customer demand.
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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including India, Japan, the Netherlands and the United States. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process.

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

Recent Development

In the second quarter of fiscal 2025, we received buy-sell purchase orders, pursuant to which we purchased equipment and then resold the goods to our customer. The revenue relating to these purchase orders was $9.4 million in the second quarter of fiscal 2025, and the associated cost of revenue was $8.9 million.

We anticipate more buy-sell purchase orders in the third quarter of fiscal 2025. As a result of these purchase orders and associated uncertainty of the business, our revenue, cost of revenues, receivables, inventories and customer deposits over the next quarter may be varied significantly. We cannot assure you when, or if, the revenue will be recognized, when payments will be received, or if we will receive further orders in the future.

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
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including India, Japan, the Netherlands and the United States. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and six months ended February 28, 2025, sales to our three largest customers, in the aggregate, accounted for 93% and 90% of our revenues, respectively.
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
•
Cash position. Our cash and cash equivalents increased to $2.4 million as of February 28, 2025 from $1.6 million as of February 29, 2024. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. Based on our current financial projections and assuming our outstanding notes are converted or extended, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three months ended February 28, 2025 and February 29, 2024.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $50 thousand and $77 thousand for the three months ended February 28, 2025 and February 29, 2024, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On February 28, 2025, the exchange rate was 31.82 NT dollars to one U.S. dollar. On April 7, 2025, the exchange rate was 33.05 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 28, 2025 Compared to the Three Months Ended February 29, 2024

	Three Months Ended
	February 28, 2025		February 29, 2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$29	—%	$1	—%	$28	2,800%
LED components	682	6%	545	62%	137	25%
Lighting products	58	1%	48	5%	10	21%
Other revenues (1)	10,103	93%	292	33%	9,811	3,360%
Total revenues, net	10,872	100%	886	100%	9,986	1,127%
Cost of revenues	9,869	91%	774	87%	9,095	1,175%
Gross profit	$1,003	9%	$112	13%	$891	796%

____________________

(1) Other revenues for the three months ended February 28, 2025 primarily include revenues attributable to the buy-sell purchase orders of equipment, and other revenues for the three months ended February 29, 2024 primarily include revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues increased to $10.9 million for the three months ended February 28, 2025 from $886 thousand for the three months ended February 29, 2024. The increase in revenues was driven almost entirely by the $10.0 million increase in sales of other revenues.

Revenues attributable to the sales of our LED chips were $29 thousand and $1 thousand of our revenues for the three months ended February 28, 2025 and February 29, 2024, respectively. The increase in sales of LED chips was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components were $682 thousand and $545 thousand for the three months ended February 28, 2025 and February 29, 2024, respectively. The increase in sales of LED components was primarily due to higher volumes sold.

Revenues attributable to the sales of lighting products were $58 thousand and $48 thousand for the three months ended February 28, 2025 and February 29, 2024, respectively. The increase in sales of lighting products was primarily due to higher volumes sold.

Revenues attributable to other revenues were $10.1 million and $292 thousand of our revenues for the three months ended February 28, 2025 and February 29, 2024, respectively. The increase in revenues attributable to other revenues in the three months ended February 28, 2025 was primarily due to buy-sell purchase orders of equipment.

Cost of Revenues

Our cost of revenues increased from $774 thousand for the three months ended February 28, 2025 to $10 million for the three months ended February 29, 2024. The increase in cost of revenues was due to the buy-sell purchase orders of equipment.

Gross Profit

Our gross profit represented 9% and 13% of our revenues for the three months ended February 28, 2025 and February 29, 2024, respectively. The increase in gross profit for the three months ended February 28, 2025 was primarily due to the buy-sell purchase orders of equipment.

Operating Expenses

	Three Months Ended
	February 28, 2025		February 29, 2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$279	2%	$251	28%	$28	11%
Selling, general and administrative	614	6%	693	78%	(79)	(11)%
Total operating expenses	$893	8%	$944	107%	$(51)	(5)%

Research and development

Our research and development expenses increased from $251 thousand for the three months ended February 29, 2024 to $279 thousand for the three months ended February 28, 2025. The increase was primarily due to a $65 thousand increase in materials and supplies used in research and development, partially offset by a $32 thousand decrease in payroll expense.

Selling, general and administrative

Our selling, general and administrative expenses decreased from $693 thousand for the three months ended February 29, 2024 to $614 thousand for the three months ended February 28, 2025. The decrease was mainly attributable to a decrease in payroll expense and professional service fees.

Other Income (Expenses)

	Three Months Ended
	February 28, 2025		February 29, 2024
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment loss from unconsolidated entities	$(10)	—%	(5)	—%
Interest expenses, net	(42)	—	(65)	(7)%
Other income, net	265	2%	377	43%
Foreign currency transaction gain (loss), net	65	1%	(32)	(4)%
Total other income, net	$278	3%	$275	32%

Investment loss from unconsolidated entities Investment loss from unconsolidated entities increased from $5 thousand for the three months ended February 29, 2024 to $10 thousand for the three months ended February 28, 2025, primarily due to the decrease in equity method investments.

Interest expenses, net Interest expenses, net, which primarily consisted of accrued interest payments on loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expenses, net was primarily due to the repayment $800,000 of loan principal in fiscal year 2024.

Other income, net Other income, net which primarily consisted of rental income, decreased from $377 thousand for the three months ended February 29, 2024, to $265 thousand for the three months ended February 28, 2025, primarily due to the decrease of rental income.

Foreign currency transaction gain (loss), net We recognized a net foreign currency transaction gain of $65 thousand and a net foreign currency transaction loss of $32 thousand for the three months ended February 28, 2025 and February 29, 2024, respectively, primarily due to the impact of fluctuations in the exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2025 and 2024, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income Attributable to Noncontrolling Interests

Three Months Ended
	February 28, 2025		February 29, 2024
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$—	—%	$2	1%

We recognized net income attributable to non-controlling interests of zero and $2 thousand for the three months ended February 28, 2025 and February 29, 2024, respectively, which was attributable to the share of the net income of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented zero and 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of February 28, 2025 and February 29, 2024, respectively.

Six Months Ended February 28, 2025 Compared to the Six Months Ended February 29, 2024

	Six Months Ended
	February 28, 2025		February 29, 2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$94	1%	$59	3%	$35	59%
LED components	1,243	10%	1,620	64%	(377)	(23)%
Lighting products	117	1%	97	4%	20	21%
Other revenues (1)	10,679	88%	760	30%	9,919	1,305%
Total revenues, net	12,133	100%	2,536	101%	9,597	378%
Cost of revenues	10,870	90%	2,179	86%	8,691	399%
Gross profit	$1,263	10%	$357	15%	$906	254%

_____________________

(1) Other revenues for the six months ended February 28, 2025 primarily include revenues attributable to the buy-sell purchase orders of equipment, and other revenues for the six months ended February 29, 2024 primarily include revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues increased from $2.5 million for the six months ended February 29, 2024 to $12.1 million for the six months ended February 28, 2025. The increase in revenues was driven almost entirely by the $10.0 million increase in sales of other revenues.

Revenues attributable to the sales of our LED chips were $94 thousand and $59 thousand for the six months ended February 28, 2025 and February 29, 2024, respectively. The increase in sales of LED chips was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components were $1.2 million and $1.6 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The decrease in sales of LED components was primarily due to less volumes sold.

Revenues attributable to the sales of lighting products were $117 thousand and $97 thousand for the six months ended February 28, 2025 and February 29, 2024, respectively. The increase in sales of lighting products was primarily due to higher volumes sold.

Revenues attributable to other revenues were $10.7 million and $760 thousand for the six months ended February 28, 2025 and February 29, 2024, respectively. The increase in revenues attributable to other revenues in the six months ended February 28, 2025 was primarily due to the buy-sell purchase orders of equipment.

Cost of Revenues

Our cost of revenues were $10.9 million and $2.2 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The increase in cost of revenues was due to the buy-sell purchase orders of equipment.

Gross Profit

Our gross profit increased from $357 thousand for the six months ended February 29, 2024 to $1.3 million for the six months ended February 28, 2025. Our gross margin percentage was 10% for the six months ended February 28, 2025, as compared to 15% for the six months ended February 29, 2024. The increase in gross profit was primarily due to the buy-sell purchase orders of equipment.

Operating Expenses

	Six Months Ended
	February 28, 2025		February 29, 2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$500	4%	$623	25%	$(123)	(20)%
Selling, general and administrative	1,310	11%	1,435	57%	(125)	(9)%
Gain on disposals of long-lived assets, net	—	—%	(50)	(2)%	50	—%
Total operating expenses	$1,810	15%	$2,008	80%	$(198)	(10)%

Research and development

Our research and development expenses were $500 thousand and $623 thousand for the six months ended February 28, 2025 and February 29, 2024, respectively. The decrease was primary due to a $73 thousand decrease in payroll expense and a $44 thousand decrease in materials and supplies used in research and development.

Selling, general and administrative

Our selling, general and administrative expenses were $1.3 million for the six months ended February 28, 2025 and $1.4 million for the six months ended February 29, 2024, respectively. The decrease was mainly attributable to a decrease in payroll expense and professional service fees.

Gain on disposal of long-lived assets, net

We recognized zero and a net gain of $50 thousand on the disposal of long-lived assets for the six months ended February 28, 2025 and February 29, 2024, respectively. Due to the excess capacity charges that we have suffered for the last few years, and considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Six Months Ended
	February 28, 2025		February 29, 2024
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment (loss) income from unconsolidated entities	$(13)	—%	$3	—%
Interest expenses, net	(109)	—%	(153)	(6)%
Other income, net	547	5%	636	25%
Foreign currency transaction loss (gain) , net	(37)	—%	12	—%
Total other income, net	$388	3%	$498	20%

Investment (loss) income from unconsolidated entities Investment loss from unconsolidated entities was $13 thousand for the six months ended February 28, 2025, and Investment income from unconsolidated entities as $3 thousand for the six months ended February 29, 2024, respectively, primarily due to the decrease in equity method investments.

Interest expenses, net Interest expenses, net which primarily consisted of accrued interest payments on loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expenses, net was primarily due to the repayment $800,000 of loan principal in fiscal year 2024.

Other income, net Other income, net which primarily consisted of rental income, decreased from $636 thousand for the six months ended February 29, 2024, to $547 thousand for the six months ended February 28, 2025, primarily due to the decrease in rental income.

Foreign currency transaction (loss) gain, net We recognized a net foreign currency transaction loss of $37 thousand and a net foreign currency transaction gain of $12 thousand for the six months ended February 28, 2025 and February 29, 2024, respectively, primarily due to the impact of fluctuations in the exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2025 and was zero for fiscal 2024, since Taiwan SemiLEDs incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income Attributable to Noncontrolling Interests

Six Months Ended
	February 28, 2025		February 29, 2024
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$—	—%	$4	1

We recognized net income of attributable to non-controlling interests of zero and $4 thousand for the six months ended February 28, 2025 and February 29, 2024, respectively, which was attributable to the share of the net income of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented zero and 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of February 28, 2025 and February 29, 2024, respectively.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contingencies

We have several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that, as of February 28, 2025, expire at various dates between August 2025 and December 2040. See Note 5, "Commitments and Contingencies" in the notes to our unaudited consolidated financial statements in this Form 10-Q.

Sources and Uses of Cash

As of February 28, 2025 and August 31, 2024, we had cash and cash equivalents of $2.4 million and $1.7 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We require cash to fund our operating expenses, working capital requirements and service our debts, including principal and interest.

As of April 7, 2025, we had no available credit facility.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes and loans from our Chairman and our largest shareholder, totaled $1.9 million and $3.7 million as of February 28, 2025 and August 31, 2024, respectively.

Our NT dollar denominated long-term notes, totaled $1.1 million and $1.3 million as of February 28, 2025 and August 31, 2024, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.415% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.795% currently) and is available for operating capital. These loans are secured by an $76 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $23 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 28, 2025, our outstanding balance on this note payable was approximately $662 thousand.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $14 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 28, 2025, our outstanding balance on this note payable was approximately $406 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $1.8 million and $2.0 million as of February 28, 2025 and August 31, 2024, respectively.

On January 8, 2019, we entered into a secured loan agreements with Trung Doan, our Chairman and Chief Executive Officer and J.R. Simplot Company, our largest shareholder, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8% (the “Loan Agreements”). The Loan Agreements are secured by a second priority security interest on our headquarters building. The maturity date of the Loan Agreements were January 14, 2021 and January 22, 2021, respectively. On January 16, 2021, the maturity date of the Loan Agreements was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of the Loan Agreements was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of the Loan Agreements was further extended with same terms and interest rate for one year to January 15, 2024.

On January 7, 2024, J.R. Simplot Company and us entered into an assignment agreement (the “Assignment”) pursuant to which J.R. Simplot assigned and transferred all of its right, title and interest in and to the Loan Agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the Loan Agreement.

On January 7, 2024, we entered into the Fourth Amendment to the Loan Agreements with each of Simplot Taiwan Inc. and Trung Doan. The Fourth Amendment to the Loan Agreement with Simplot Taiwan Inc. (i) extended the maturity date to January 15, 2025, and (ii) upon mutual agreement of us and Simplot Taiwan Inc., permitted us to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of our common stock in the name of Simplot Taiwan Inc. as partial repayment of the Loan Agreement at a price per share equal to the closing price of our common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement with Simplot Taiwan Inc. remained the same. The Fourth Amendment to the Loan Agreement with Trung Doan to amend the loans maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the Loan Agreement with Trung Doan remained the same.

On January 7, 2024, we issued 305,343 shares of our common stock at a price of $1.31 per share to repay $400,000 of accrued interest on the loan agreement with Simplot Taiwan Inc. The shares of common stock were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

On February 9, 2024, we entered into the Fifth Amendment to the Loan Agreements with Trung Doan. The Fifth Amendment to the Loan Agreements with Trung Doan (i) amended the Loan Agreement to permit us to repay up to $800,000 of principal under the Loan Agreement by issuing shares of the our common stock and (ii) elected to prepay $800,000 of loan principal by delivering 629,921 shares of the our common stock to Trung Doan, based on the closing price of $1.27 per share on February 8, 2024. All other terms and conditions of the Loan Agreement remained the same.

On February 9, 2024, we repaid $800,000 of loan principal by delivering 629,921 shares of our common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024. The shares of common stock were issued on February 9, 2024 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 3, 2024, we and Trung Doan entered into the Sixth Amendment to the Loan Agreement. The Sixth Amendment to the Loan Agreement amended the Loan Agreement to permit, upon the mutual agreement of us and Trung Doan, us to repay a portion of the principal amount or accrued interest under the Loan Agreement, by issuing shares of our common stock to Trung Doan as partial repayment of the Loan Agreement at a price per share equal to the closing price of our common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement, as amended by the Sixth Amendment to the Loan Agreement, remained the same. On January 15, 2025, we entered into the Seventh Amendment to the Loan Agreement with Trung Doan and Fifth Amendment to the Loan Agreement with Simplot Taiwan Inc. to extend the maturity date to January 15, 2026. All other terms and conditions of the Loan Agreement remained the same.

On February 28, 2025, we and Simplot Taiwan Inc. entered into the Sixth Amendment to the Loan Agreement (the “Amended Loan Agreement”). The Amended Loan Agreement, upon the mutual agreement of us and Simplot Taiwan Inc., permits us to repay any principal amount or accrued interest, in an amount not to exceed $1,200,000, by issuing shares of our common stock to Simplot Taiwan Inc. as partial repayment of the Loan Agreement at a price per share equal to the closing price of our common stock immediately preceding the business day of the payment notice date.

On February 28, 2025, we delivered payment notices indicating our intent to repay $1,200,000 and $400,000 of loan principal by delivering 722,891 shares and 240,963 shares of our common stock to Simplot Taiwan Inc. and Trung Doan, respectively, based on the closing price of $1.66 per share on February 27, 2025. The shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

As of February 28, 2025 and August 31, 2024, these loans totaled $800 thousand and $2.4 million, respectively. The loans are secured by a second priority security interest on our headquarters building.

On November 25, 2019 and on December 10, 2019, we issued convertible unsecured promissory notes (the “Notes”) to J.R. Simplot Company and Trung Doan (together, the “Holders”) with a principal sum of $1.5 million and $500 thousand, respectively, and an annual interest rate of 3.5%. Principal and accrued interest is due on demand by the Holders on and at any time after May 30, 2021. On February 7, 2020, J.R. Simplot Company assigned all of its right, title and interest in the Notes to Simplot Taiwan Inc. The outstanding principal and unpaid accrued interest of the Notes may be converted into shares of our common stock at a conversion price of $3.00 per share, at the option of the Holders any time from the date of the Notes. On May 25, 2020, each of the Holders converted $300,000 of the Notes into 100,000 shares of our common stock. On May 26, 2021, the Notes were extended with the same terms and interest rate for one year and a maturity date of May 30, 2022. On May 26, 2022, the Notes were second extended with the same terms and interest rate for one year and a maturity date of May 30, 2023. On June 6, 2023, we entered into the Third Amendment to the Notes (the “Third Amendments”) to amend the Notes to (i) extend the maturity date from May 30, 2023 to May 30, 2024, and (ii) change the conversion price from $3.00 to $2.046 per share. All other terms and conditions of the Notes remained the same.

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

As of February 28, 2025 and August 31, 2024, the outstanding principal of these notes was zero.

Working Capital

We have incurred significant losses since inception, including net income attributable to SemiLEDs stockholders of $388 thousand and net loss attributable to SemiLEDs stockholders of $559 thousand during the three months ended February 28, 2025 and February 29, 2024, respectively. Net cash provided by operating activities for the six months ended February 28, 2025 was $1.2 million. As of

February 28, 2025, we had cash and cash equivalents of $2.4 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2025 is approximately $1.9 million, which we expect to fund through the issuance of additional equity to repay principal and accrued interest and through loan extensions. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. The remaining loans with each of our Chairman and Chief Executive Officer and our largest shareholder are expected to be extended upon maturity or repaid with equity. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 28, 2025	February 29, 2024
Net cash provided by (used in) operating activities	$1,247	$(679)
Net cash used in investing activities	$(258)	$(35)
Net cash used in financing activities	$(351)	$(231)

Cash Flows Provided by (Used In) Operating Activities

Net cash provided by operating activities for the six months ended February 28, 2025 was $1.2 million, and net cash used in operating activities for the six months ended February 29, 2024 was 679 thousand. The increase in cash flows provided by operating activities for the six months ended February 28, 2025 was primary attributable to an increase of $1.0 million of net income, an increase of $12.5 million of accrued expenses and other current liabilities and an increase of $553 thousand of accounts payable, partially offset by an increase of $10.3 million of inventory and an increase of $1.7 million of prepaid expenses and other current assets.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended February 28, 2025 and February 29, 2024 was $258 thousand and $35, respectively, primarily for the purchases of property, plant and equipment during each period.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the six months ended February 28, 2025 and February 29, 2024 was $351 thousand and $231 thousand, respectively. The increase in cash flows used in financing activities was primarily due to an increase in acquisition of noncontrolling interest.

Capital Expenditures

We had capital expenditures of $238 thousand and $69 thousand for the six months ended February 28, 2025 and February 29, 2024, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 28, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 28, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of February 28, 2025.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2024 Annual Report, other than as described below:

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

On December 4, 2024, we received a notice from Nasdaq indicating that we did not meet the minimum of $2.5 million in stockholders’ equity required by Nasdaq Listing Rule 5550(b)(1) for continued listing or the alternatives of market value of listed securities or net income from continuing operations. Pursuant to the Nasdaq listing rule, we submitted a plan to Nasdaq. Nasdaq accepted our plan, and we were granted an extension of up to 180 calendar days from December 4, 2024 to evidence compliance.

On February 28, 2025, we delivered payment notices indicating our intent to repay $1,200,000 and $400,000 of loan principal by delivering 722,891 shares and 240,963 shares of our common stock to Simplot Taiwan Inc. and Trung Doan, respectively, based on the closing price of $1.66 per share on February 27, 2025. The shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. As a result of the repayment in shares, our stockholders’ equity exceeded $2.5 million as of February 28, 2025.

There can be no assurance that we will be able to regain and maintain compliance with Nasdaq’s continued listing requirements or that our common stock will not be delisted from Nasdaq.

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

We may delay the recognition of revenues if the shipment is delayed.

In the second quarter of fiscal 2025, we received buy-sell purchase orders, pursuant to which we purchased equipment and then resold the goods to our customer. The revenue relating to these purchase orders was $9.4 million in the second quarter of fiscal 2025, and the associated cost of revenue was $8.9 million.

We anticipate more buy-sell purchase orders in the third quarter of fiscal 2025. As a result of these purchase orders and associated uncertainty of the business, our revenue, cost of revenues, receivables, inventories and customer deposits over the next quarter may be vary significantly. We cannot assure you when, or if, the revenue will be recognized, when payments will be received, or if we will receive further orders in the future.

Trade matters, including tariffs, may impact our ability to compete cost-effectively.

Our operations are subject to complex trade and customs laws, regulations, and tax requirements. The countries in which our products are sold from time to time impose duties, tariffs, or other restrictions on our sales or adversely change existing restrictions. For example, the United States has recently imposed or proposed imposing substantial tariffs on goods imported from many countries, including a 32% tariff on goods imported from Taiwan. In fiscal 2024, 28 percent of our products, by dollar value, was sold into the United States. The current political landscape, including with respect to the United States’ foreign policy priorities and relations with trading partners, has introduced greater uncertainty with respect to future tax and trade policy. We are unable to determine the impact that changes in tax and trade policy could have on our sales into the United States or other countries, but it could be material.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 28, 2025, we delivered a payment notice indicating our intent to repay $1,200,000 and $400,000 of loan principal by delivering 722,891 shares and 240,963 shares of our common stock to Simplot Taiwan Inc. and Trung Doan, respectively, based on the closing price of $1.66 per share on February 27, 2025. The shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended February 28, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1

Sixth Amendment to Loan Agreement dated February 28, 2025 between SemiLEDs Corporation and Simplot Taiwan Inc. (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form 8-K filed on March 5, 2025)

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 12, 2025	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)