Form 10-Q
period 2025-05-31
SemiLEDs Corp
filed 2025-07-14
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,222,403 shares of common stock, par value $0.0000056 per share, outstanding as of July 7, 2025.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended May 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	May 31,	August 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,441	$1,671
Restricted cash and cash equivalents	84	78
Accounts receivable (including related parties), net of allowance for doubtful accounts of $185 and $173 as of May 31, 2025 and August 31, 2024, respectively	164	416
Inventories	11,933	3,574
Prepaid expenses and other current assets	3,099	223
Total current assets	17,721	5,962
Property, plant and equipment, net	2,933	2,798
Operating lease right of use assets	1,191	1,091
Intangible assets, net	94	90
Investments in unconsolidated entities	1,011	969
Other assets	230	228
TOTAL ASSETS	$23,180	$11,138
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,285	$2,854
Accounts payable	10,849	137
Accrued expenses and other current liabilities	4,183	2,936
Other payable to related parties	1,112	1,001
Operating lease liabilities, current	138	94
Total current liabilities	17,567	7,022
Long-term debt, excluding current installments	566	870
Operating lease liabilities, less current portion	1,053	997
Total liabilities	19,186	8,889
Commitments and contingencies (Note 5)
SHAREHOLDERS‘ EQUITY:
Common stock, $0.0000056 par value—15,000 shares authorized; 8,222 shares and 7,212 shares issued and outstanding as of May 31, 2025 and August 31, 2024, respectively	—	—
Additional paid-in capital	188,928	187,337
Accumulated other comprehensive income	3,683	3,545
Accumulated deficit	(188,617)	(188,681)
Total SemiLEDs stockholders' equity	3,994	2,201
Noncontrolling interests	—	48
Total shareholders' equity	3,994	2,249
TOTAL LIABILITIES AND EQUITY	$23,180	$11,138

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenues, net	$17,651	$1,323	$29,784	$3,859
Cost of revenues	16,712	780	27,582	2,959
Gross profit	939	543	2,202	900
Operating expenses:
Research and development	292	320	792	943
Selling, general and administrative	709	696	2,019	2,131
Gain on disposals of long-lived assets, net	—	—	—	(50)
Total operating expenses	1,001	1,016	2,811	3,024
Loss from operations	(62)	(473)	(609)	(2,124)
Other income (expenses):
Investment loss from unconsolidated entities	(9)	(3)	(22)	—
Interest expenses, net	(20)	(58)	(130)	(211)
Other income, net	266	277	814	913
Foreign currency transaction gain (loss), net	48	(59)	11	(47)
Total other income, net	285	157	673	655
Income (loss) before income taxes	223	(316)	64	(1,469)
Income tax expense	—	—	—	—
Net income (loss)	223	(316)	64	(1,469)
Less: Net income attributable to noncontrolling interests	—	3	—	7
Net income (loss) attributable to SemiLEDs stockholders	$223	$(319)	$64	$(1,476)
Net income (loss) per share attributable to SemiLEDs stockholders:
Basic	$0.03	$(0.04)	$0.01	$(0.25)
Diluted	$0.03	$(0.04)	$0.01	$(0.25)
Shares used in computing net income (loss) per share attributable to SemiLEDs stockholders:
Basic	7,232	7,185	7,552	6,023
Diluted	7,232	7,185	7,552	6,023

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income (loss)	$223	$(316)	$64	$(1,469)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	154	(42)	131	(20)
Comprehensive income (loss) attributable to noncontrolling interests	$377	$(358)	$195	$(1,489)
Comprehensive income (loss) attributable to noncontrolling interests	$—	$2	$(1)	$7
Comprehensive income (loss) loss attributable to SemiLEDs stockholders	$377	$(360)	$196	$(1,496)

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

						Accumulated		Total
					Additional	Other		SemiLEDs	Non-
	Common Stock		Common Stock - To Be Issued		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2024	7,212	$—	—	$—	$187,337	$3,545	$(188,681)	$2,201	$48	$2,249
Stock-based compensation	—	—	13	—	25	—	—	25	—	25
Change ownership in SBDI					(85)	—	—	(85)	(47)	(132)
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)	(1)	(15)
Net loss	—	—	—	—	—	—	(547)	(547)	—	(547)
BALANCE—November 30, 2024	7,212	—	13	—	187,277	3,531	(189,228)	1,580	—	1,580
Stock-based compensation	25	—	(13)	—	35	—	—	35	—	35
Issuance of common stock to repay long-term loan	964	—	—	—	1,600	—	—	1,600	—	1,600
Comprehensive income:
Other comprehensive income (loss)	—	—	—	—	1	(9)	—	(8)	—	(8)
Net income	—	—	—	—	—	—	388	388	—	388
BALANCE—February 28, 2025	8,201	—	—	—	188,913	3,522	(188,840)	3,595	—	3,595
Stock-based compensation	21	—		—	22	—	—	22	—	22
Issuance of common stock to repay long-term loan		—	—	—	—	—	—	—	—	—
Comprehensive income:
Other comprehensive (loss) income	—	—	—	—	(7)	161	—	154	—	154
Net income	—	—	—	—	—	—	223	223	—	223
BALANCE—May 31, 2025	8,222	—	—	—	$188,928	$3,683	$(188,617)	$3,994	$—	$3,994

						Accumulated		Total
					Additional	Other		SemiLEDs	Non-
	Common Stock		Common Stock - To Be Issued		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2023	4,941	$—	—	$—	$184,246	$3,550	$(186,645)	$1,151	$43	$1,194
Stock-based compensation	28	—	—	—	113	—	—	113	—	113
Comprehensive loss:
Other comprehensive income	—	—	—	—	—	38	—	38	1	39
Net loss	—	—	—	—	—	—	(598)	(598)	2	(596)
BALANCE—November 30, 2023	4,969	—	—	—	184,359	3,588	(187,243)	704	46	750
Stock-based compensation	43	—	—	—	107	—	—	107	—	107
Conversion of convertible notes payable to common stock	1,228	—	—	—	1,609	—	—	1,609	—	1,609
Issuance of common stock to repay long-term loan	935	—	—	—	1,200	—	—	1,200	—	1,200
Comprehensive income (loss):
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)	(0)	(17)
Net loss	—	—	—	—	—	—	(559)	(559)	2	(557)
BALANCE—February 29, 2024	7,175	—	—	—	187,275	3,571	(187,802)	3,044	48	3,092
Stock-based compensation	21	—	—	—	31	—	—	31	—	31
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	(41)	—	(41)	(1)	(42)
Net loss	—	—	—	—	—	—	(319)	(319)	3	(316)
BALANCE—May 31, 2024	7,196	$—	—	$—	$187,306	$3,530	$(188,121)	$2,715	$50	$2,765

See notes to unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Nine Months Ended
	May 31, 2025	May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$64	$(1,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	512	455
Stock-based compensation expense	82	251
Provisions for inventory write-downs	185	300
Investment income from unconsolidated entities	22	—
Gain on disposals of long-lived assets, net	—	(50)
Changes in:
Accounts receivable	282	182
Inventories	(8,310)	(12)
Prepaid expenses and other	(2,947)	(41)
Accounts payable	7,528	(226)
Accrued expenses and other current liabilities	4,522	40
Net cash provided by (used in) operating activities	1,940	(570)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(548)	(80)
Proceeds from sales of property, plant and equipment	—	50
Placement of refundable deposits	(1)	—
Payments for development of intangible assets	(22)	(16)
Net cash used in investing activities	(571)	(46)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(360)	(336)
Acquisition of noncontrolling interests	(142)	—
Net cash used in financing activities	(502)	(336)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(85)	54
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	782	(898)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	1,840	2,741
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,622	$1,843
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$13	$13
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$7	$7
Conversion of convertible notes payable to common stock	$—	$1,609
Issuance of common stock to repay long-term loan	$1,600	$1,200

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

As of May 31, 2025, SemiLEDs had one wholly owned operating subsidiary, Taiwan Bandaoti Zhaoming Co., Ltd., which conducts its research, development, manufacturing, marketing and sale of LED components take place, and employs the Company’s employees.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of May 31, 2025, the unaudited condensed statements of operations and comprehensive loss for the three and nine months ended May 31, 2025 and 2024, the unaudited condensed statement of changes in equity for the three and nine months ended May 31, 2025 and 2024, and the unaudited condensed statements of cash flows for the nine months ended May 31, 2025 and 2024. The results for the three or nine months ended May 31, 2025 are not necessarily indicative of the results to be expected for the year ending August 31, 2025.

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

The Company suffered losses from operations of $2.9 million and $3.4 million and used net cash in operating activities of $365 thousand and $984 thousand for the years ended August 31, 2024 and 2023, respectively. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. On May 31, 2025, the Company’s cash and cash equivalents had increased to $2.4 million compared to $1.7 million on May 31, 2024. Further, loss from operations for the three and nine months ended May 31, 2025 was $62 thousand and $609 thousand, respectively. Net cash provided by operating activities for the nine months ended May 31, 2025 was $1.9 million. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

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
•
Growing of buy-sell purchase orders of equipment to improve the Company’s future gross margin, operating results and cash flows.
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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan. As of May 31, 2025 and August 31, 2024, the Company’s restricted cash equivalents at current portion amounted $84 thousand and $78 thousand, respectively. As of May 31, 2025 and August 31, 2024, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $97 thousand and $91 thousand, respectively.

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

On September 1, 2018, the Company adopted ASC 825-10, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard allows equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the United States or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. U.S. accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of May 31, 2025 and August 31, 2024, the Company had no cash in excess of FDIC insured limits. The Company maintains cash in state-owned banks in Taiwan, where the insurance coverage of each bank is NTD$3,000,000 (approximately $100,000). As of May 31, 2025 and August 31, 2024, the Company had $2,101 thousand and $1,268 thousand cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts. As of May 31, 2025 and August 31, 2024, cash and cash equivalents of the Company consisted of the following (in thousands):

	May 31,	August 31,
Cash and Cash Equivalents by Location	2025	2024
United States;
Denominated in U.S. dollars	$187	$187
Taiwan;
Denominated in U.S. dollars	2,157	1,357
Denominated in New Taiwan dollars	49	82
Denominated in other currencies	48	45
Total cash and cash equivalents	$2,441	$1,671

During the three and nine months ended May 31, 2025, the Company’s revenues were substantially derived from buy-sell purchase orders of equipment. Net revenues generated from buy-sell purchase orders of equipment to one customer represented 94% of the Company's revenues for the three months ended May 31, 2025. A significant portion of the Company’s revenues are derived from a limited number of customers and sales are concentrated in a few select markets. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management’s assessment of the collectability of its customer accounts. Management regularly reviews the allowance by considering certain factors, such as historical experience, industry data, credit quality, ages of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Net revenues generated from sales to the top ten customers represented both 99% of the Company’s total net revenues for the three and nine months ended May 31, 2025, and 94% and 92% of the Company’s net revenues for the three and nine months ended May 31, 2024, respectively.

The Company’s revenues have been concentrated in a few select markets, including India, Japan, the Netherlands and the United States. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 98% of the Company’s net revenues for both the three and nine months ended May 31, 2025, and accounted for 91% of the Company’s net revenues for both the three and nine months ended May 31, 2024.

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 shares to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) had been completely received in cash by SBDI. SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) did not subscribe for the newly issued common shares, and, as a result, the noncontrolling interest in Taiwan SemiLEDs increased from zero to 3.31%. From January 2019 to September 2020, Taiwan SemiLEDs purchased an additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, Taiwan SemiLEDs purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. On September 1, 2024, Taiwan SemiLEDs purchased the remaining 329,000 common shares of SBDI from non-controlling shareholders. On April 1, 2025, SBDI merged with and into Taiwan SemiLEDs. SBDI now functions as a division of Taiwan SemiLEDs with all property, obligations, and capital being transferred to Taiwan SemiLEDs. Taiwan SemiLEDs changed its company name to Taiwan Bandaoti Zhaoming Co., Ltd. after the merger. The noncontrolling interest in SBDI was zero and 2.63% as of May 31, 2025 and August 31, 2024, respectively.

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

3. Balance Sheet Components

Inventories

Inventories as of May 31, 2025 and August 31, 2024 consisted of the following (in thousands):

	May 31,	August 31,
	2025	2024
Raw materials	$355	$349
Work in process	796	727
Finished goods	10,782	2,498
Total	$11,933	$3,574

Inventory write-downs to estimated net realizable values were $39 thousand and $185 thousand for the three and nine months ended May 31, 2025, respectively, and $119 thousand and $300 thousand for the three and nine months ended May 31, 2024, respectively.

Property, Plant and Equipment

Property, plant and equipment as of May 31, 2025 and August 31, 2024 consisted of the following (in thousands):

	May 31,	August 31,
	2025	2024
Buildings and improvements	$14,332	$13,262
Machinery and equipment	28,426	26,355
Leasehold improvements	167	153
Other equipment	2,479	2,249
Total property, plant and equipment	45,404	42,019
Less: Accumulated depreciation and amortization	(42,471)	(39,221)
Property, plant and equipment, net	$2,933	$2,798

Intangible Assets

Intangible assets as of May 31, 2025 and August 31, 2024 consisted of the following (in thousands):

	May 31, 2025
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$616	$522	$94
Acquired technology	5	340	340	—
Total		$956	$862	$94

	August 31, 2024
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$570	$480	$90
Acquired technology	5	319	319	—
Total		$889	$799	$90

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of May 31, 2025 and August 31, 2024 consisted of the following (in thousands):

	May 31,	August 31,
	2025	2024
Accrued compensation and benefits	$2,068	$1,886
Customer deposits	1,414	344
Accrued business expenses	148	287
Accrued professional service fees	114	102
Other (individually less than 5% of total accrued expenses and other current liabilities)	439	317
Total	$4,183	$2,936

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of May 31, 2025 and August 31, 2024 consisted of the following (in thousands, except percentages):

	May 31, 2025		August 31, 2024
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity investments without readily determinable fair value	Various	$912	Various	876
Equity method investments, net	47.62	$99	47.62	$93
Total investments in unconsolidated entities		$1,011		$969

There were no dividends received from unconsolidated entities through May 31, 2025.

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

Equity Method Investments

In July 2023, TSLC Corporation, the Company’s subsidiary, had a board resolution to hold an equity interest in Yi Yang Optoelectronics Co., Ltd., accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. The Company owned 47.62% of the common shares of Yi Yang Optoelectronics Co., Ltd. as of both May 31, 2025 and August 31, 2024.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the leases. Lease expense related to these noncancelable operating leases was $24 thousand and $96 thousand for three months and nine months ended May 31, 2025, respectively. Lease expense related to these noncancelable operating leases was $37 thousand and $118 thousand for three months and nine months ended May 31, 2024, respectively.

Balance sheet information related to the Company’s leases is presented below:

	May 31, 2025	August 31, 2024
Assets
Operating lease right of use assets	$1,191	$1,091
Liabilities
Operating lease liabilities, current	$138	$94
Operating lease liabilities, less current portion	1,053	997
Total	$1,191	$1,091

The following provides details of the Company’s lease expenses:

	Three Months Ended
	May 31, 2025	May 31, 2024
Operating lease expenses, net	$24	$37

	Nine Months Ended
	May 31, 2025	May 31, 2024
Operating lease expenses, net	$96	$118

Other information related to leases is presented below:

	Nine Months Ended
	May 31, 2025	May 31, 2024
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$96	$118
Weighted Average Remaining Lease Term:
Operating leases	14.03 years	15.56 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of May 31, 2025 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2025	$41
2026	156
2027	110
2028	87
2029	87
Thereafter	861
Total future minimum lease payments, undiscounted	1,342
Less: Imputed interest	(151)
Present value of future minimum lease payments	$1,191

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $472 thousand and $521 thousand as of May 31, 2025 and August 31, 2024, respectively.

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

As of May 31, 2025, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under the 2010 Plan as of May 31, 2025 and 2024, respectively. As of May 31, 2025 and 2024, there were 530 thousand and 449 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

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

A summary of the stock-based compensation expense for the three and nine months ended May 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Cost of revenues	$4	$8	$20	$78
Research and development	5	8	21	80
Selling, general and administrative	13	15	41	93
	$22	$31	$82	$251

8. Net Income (Loss) Per Share of Common Stock

The following stock-based compensation plan awards were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands of shares):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Stock units and stock options to purchase common stock	12	12	42	48

9. Income Taxes

The Company’s income (loss) before income taxes for the three and nine months ended May 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
U.S. operations	$(82)	$(139)	$(365)	$(384)
Foreign operations	305	(177)	429	(1,085)
Income (loss) before income taxes	$223	$(316)	$64	$(1,469)

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

As of both May 31, 2025 and August 31, 2024, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2020 through 2023 remain open in most jurisdictions. With few exceptions, as of May 31, 2025, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2020.

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

As of May 31, 2025 and August 31, 2024, these loans totaled $800 thousand and $2.4 million, respectively. The loans are secured by a second priority security interest on the Company's headquarters building.

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

As of May 31, 2025 and August 31, 2024, the outstanding principal of these notes was zero.

11. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company has analyzed its operations subsequent to May 31, 2025 to the date these consolidated financial statements were issued, finding that no material subsequent events need to be disclosed.

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
•
Our ability to remain in compliance with the continued listing requirements to avoid our stock being delisted from the Nasdaq Capital Market.
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
•
The ability of Taiwan Banadaoti Zhaoming Co., Ltd. to make dividends and other payments to SemiLEDs Corporation.
•
Our ability to obtain necessary regulatory approvals to make further investments in Taiwan Banadaoti Zhaoming Co., Ltd.
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

We were incorporated in the State of Delaware on January 4, 2005. We are a holding company for our wholly owned operating subsidiary, Taiwan Bandaoti Zhaoming Co., Ltd., which conducts our research, development, manufacturing, marketing and sale of LED components and employs the Company’s employees.

Recent Development

In the third quarter of fiscal 2025, we received buy-sell purchase orders, pursuant to which we purchased equipment and then resold the goods to our customer. The revenue relating to these purchase orders was $16.5 million in the third quarter of fiscal 2025, and the associated cost of revenue was $15.7 million.

We anticipate more buy-sell purchase orders in the fourth quarter of fiscal 2025. As a result of these purchase orders and associated uncertainty of the business, our revenue, cost of revenues, receivables, inventories and customer deposits over the next quarter may vary significantly. We cannot assure you when, or if, the revenue will be recognized, when payments will be received, or if we will receive further orders in the future.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•
Our ability to continue or grow with buy-sell revenue. Our reliance on buy-sell purchase orders of equipment has recently improved our gross margin, operating results and cash flows. We anticipate our buy-sell purchase orders will continue from period to period. However, if orders diminish, our gross margin, operating results, and cash flows could be adversely affected.

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
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including India, Japan, the Netherlands and the United States. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and nine months ended May 31, 2025, sales to our three largest customers, in the aggregate, accounted for 97% and 93% of our revenues, respectively.
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
•
Cash position. Our cash and cash equivalents increased to $2.4 million as of May 31, 2025 from $1.7 million as of May 31, 2024. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. Based on our current financial projections and assuming our outstanding notes are converted or extended, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three months ended May 31, 2025 and 2024.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $39 thousand and $119 thousand for the three months ended May 31, 2025 and 2024, respectively. Inventory write‑downs to estimated net realizable values were $185 thousand and $300 thousand for the nine months ended May 31, 2025 and 2024, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On May 31, 2025, the exchange rate was 29.91 NT dollars to one U.S. dollar. On July 7, 2025, the exchange rate was 29.03 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended May 31, 2025 Compared to the Three Months Ended May 31, 2024

	Three Months Ended
	May 31, 2025		May 31, 2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$30	—%	$33	2%	$(3)	(9)%
LED components	360	2%	520	39%	(160)	(31)%
Lighting products	47	—%	72	6%	(25)	(35)%
Other revenues (1)	17,214	98%	698	53%	16,516	2,366%
Total revenues, net	17,651	100%	1,323	100%	16,328	1,234%
Cost of revenues	16,712	95%	780	59%	15,932	2,043%
Gross profit	$939	5%	$543	41%	$396	73%

____________________

(1) Other revenues for the three months ended May 31, 2025 primarily represent revenues attributable to the buy-sell purchase orders of equipment, and other revenues for the three months ended May 31, 2024 primarily include revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues increased to $17.7 million for the three months ended May 31, 2025 from $1.3 million for the three months ended May 31, 2024. The increase in revenues was driven almost entirely by the $16.5 million increase in sales of other revenues as a result of buy-sell purchase orders of equipment.

Revenues attributable to the sales of our LED chips were $30 thousand and $33 thousand of our revenues for the three months ended May 31, 2025 and 2024, respectively. The decrease in sales of LED chips was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components were $360 thousand and $520 thousand for the three months ended May 31, 2025 and 2024, respectively. The decrease in sales of LED components was primarily due to less volumes sold.

Revenues attributable to the sales of lighting products were $47 thousand and $72 thousand for the three months ended May 31, 2025 and 2024, respectively. The decrease in sales of lighting products was primarily due to less volumes sold.

Revenues attributable to other revenues were $17.2 million and $698 thousand of our revenues for the three months ended May 31, 2025 and 2024, respectively. The increase in revenues attributable to other revenues in the three months ended May 31 2025 was primarily due to buy-sell purchase orders of equipment.

Cost of Revenues

Our cost of revenues increased from $780 thousand for the three months ended May 31, 2024 to $16.7 million for the three months ended May 31, 2025. The increase in cost of revenues was due to the buy-sell purchase orders of equipment.

Gross Profit

Our gross profit represented 5% and 41% of our revenues for the three months ended May 31, 2025 and 2024, respectively. The decrease in gross profit for the three months ended May 31, 2025 was primarily due to the buy-sell purchase orders of equipment, which have lower margins that sales of our products.

Operating Expenses

	Three Months Ended
	May 31, 2025		May 31, 2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$292	2%	$320	24%	$(28)	(9)%
Selling, general and administrative	709	4%	696	53%	13	2%
Total operating expenses	$1,001	6%	$1,016	78%	$(15)	(1)%

Research and development

Our research and development expenses decreased from $320 thousand for the three months ended May 31, 2024 to $292 thousand for the three months ended May 31, 2025. The decrease was primarily due to a $31 thousand decrease in materials and supplies used in research and development.

Selling, general and administrative

Our selling, general and administrative expenses increased from $696 thousand for the three months ended May 31, 2024 to $709 thousand for the three months ended May 31, 2025. The increase was mainly attributable to an $20 thousand increase in shipping expense and an $8 thousand increase in payroll expense, partially offset by a $16 thousand decrease in professional service fees.

Other Income (Expenses)

	Three Months Ended
	May 31, 2025		May 31, 2024
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment loss from unconsolidated entities	$(9)	—%	(3)	—%
Interest expenses, net	(20)	—	(58)	(4)%
Other income, net	266	2%	277	21%
Foreign currency transaction gain (loss), net	48	—%	(59)	(4)%
Total other income, net	$285	2%	$157	13%

Investment loss from unconsolidated entities Investment loss from unconsolidated entities increased from $3 thousand for the three months ended May 31, 2024 to $9 thousand for the three months ended May 31, 2025, primarily due to the decrease in equity method investments.

Interest expenses, net Interest expenses, net, which primarily consisted of accrued interest payments on loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expenses, net was primarily due to the repayment $800,000 of loan principal in fiscal year 2024.

Other income, net Other income, net, which primarily consisted of rental income, decreased from $277 thousand for the three months ended May 31, 2024, to $266 thousand for the three months ended May 31, 2025, primarily due to the decrease of rental income.

Foreign currency transaction gain (loss), net We recognized a net foreign currency transaction gain of $48 thousand and a net foreign currency transaction loss of $59 thousand for the three months ended May 31, 2025 and 2024, respectively, primarily due to the impact of fluctuations in the exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2025 and 2024, since Taiwan Bandaoti Zhaoming Co., Ltd. incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income Attributable to Noncontrolling Interests

Three Months Ended
	May 31, 2025		May 31, 2024
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$—	—%	$3	1%

We recognized net income attributable to non-controlling interests of zero and $3 thousand for the three months ended May 31, 2025 and 2024, respectively, which was attributable to the share of the net income of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented zero and 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of May 31, 2025 and 2024, respectively.

Nine Months Ended May 31, 2025 Compared to the Nine Months Ended May 31, 2024

	Nine Months Ended
	May 31, 2025		May 31, 2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$124	—%	$93	2%	$31	33%
LED components	1,604	5%	2,139	56%	(535)	(25)%
Lighting products	163	1%	169	4%	(6)	(4)%
Other revenues (1)	27,893	94%	1,458	38%	26,435	1,813%
Total revenues, net	29,784	100%	3,859	100%	25,925	672%
Cost of revenues	27,582	93%	2,959	77%	24,623	832%
Gross profit	$2,202	7%	$900	23%	$1,302	145%

_____________________

(1) Other revenues for the nine months ended May 31, 2025 primarily represent revenues attributable to the buy-sell purchase orders of equipment, and other revenues for the nine months ended May 31, 2024 primarily include revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues increased from $3.9 million for the nine months ended May 31, 2024 to $29.8 million for the nine months ended May 31, 2025. The increase in revenues was driven almost entirely by the $26.4 million increase in sales of other revenues as a result of buy-sell purchase orders of equipment.

Revenues attributable to the sales of our LED chips were $124 thousand and $93 thousand for the nine months ended May 31, 2025 and 2024, respectively. The increase in sales of LED chips was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components were $1.6 million and $2.1 million for the nine months ended May 31, 2025 and 2024, respectively. The decrease in sales of LED components was primarily due to less volumes sold.

Revenues attributable to the sales of lighting products were $163 thousand and $169 thousand for the nine months ended May 31, 2025 and 2024, respectively. The decrease in sales of lighting products was primarily due to less volumes sold.

Revenues attributable to other revenues were $27.9 million and $1.5 million for the nine months ended May 31, 2025 and 2024, respectively. The increase in revenues attributable to other revenues in the nine months ended May 31, 2025 was primarily due to the buy-sell purchase orders of equipment.

Cost of Revenues

Our cost of revenues were $27.6 million and $3.0 million for the nine months ended May 31, 2025 and 2024, respectively. The increase in cost of revenues was due to the buy-sell purchase orders of equipment.

Gross Profit

Our gross profit represented 7% and 23% of our revenues for the nine months ended May 31, 2025 and 2024, respectively. The decrease in gross profit for the nine months ended May 31, 2025 was primarily due to the buy-sell purchase orders of equipment, which have lower margins than sales of our products.

Operating Expenses

	Nine Months Ended
	May 31, 2025		May 31, 2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$792	3%	$943	24%	$(151)	(16)%
Selling, general and administrative	2,019	6%	2,131	55%	(112)	(5)%
Gain on disposals of long-lived assets, net	—	—%	(50)	(1)%	50	—%
Total operating expenses	$2,811	9%	$3,024	78%	$(213)	(7)%

Research and development

Our research and development expenses were $792 thousand and $943 thousand for the nine months ended May 31, 2025 and 2024, respectively. The decrease was primary due to a $10 thousand decrease in payroll expense, a $59 thousand decrease in compensation expense, and a $75 thousand decrease in materials and supplies used in research and development.

Selling, general and administrative

Our selling, general and administrative expenses were $2.0 million for the nine months ended May 31, 2025 and $2.1 million for the nine months ended May 31, 2024, respectively. The decrease was mainly attributable to a decrease in compensation expense and professional service fees.

Gain on disposal of long-lived assets, net

We recognized zero and a net gain of $50 thousand on the disposal of long-lived assets for the nine months ended May 31, 2025 and 2024, respectively. Due to the excess capacity charges that we have suffered for the last few years, and considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income (Expenses)

	Nine Months Ended
	May 31, 2025		May 31, 2024
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment loss from unconsolidated entities	$(22)	—%	$—	—%
Interest expenses, net	(130)	—%	(211)	(5)%
Other income, net	814	3%	913	24%
Foreign currency transaction gain (loss), net	11	—%	(47)	(1)%
Total other income, net	$673	2%	$655	18%

Investment loss from unconsolidated entities Investment loss from unconsolidated entities was $22 thousand and zero for the nine months ended May 31, 2025 and 2024, respectively, primarily due to the decrease in equity method investments.

Interest expenses, net Interest expenses, net which primarily consisted of accrued interest payments on loans with our Chairman and Chief Executive Officer and our largest shareholder. The decrease in interest expenses, net was primarily due to the repayment $800,000 of loan principal in fiscal year 2024.

Other income, net Other income, net which primarily consisted of rental income, decreased from $913 thousand for the nine months ended May 31, 2024, to $814 thousand for the nine months ended May 31, 2025, primarily due to the decrease in rental income.

Foreign currency transaction gain (loss), net We recognized a net foreign currency transaction gain of $11 thousand and a net foreign currency transaction loss of $47 thousand for the nine months ended May 31, 2025 and 2024, respectively, primarily due to the impact of fluctuations in the exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for fiscal 2025 and was zero for fiscal 2024, since Taiwan Bandaoti Zhaoming Co., Ltd. incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Net Income Attributable to Noncontrolling Interests

Nine Months Ended
	May 31, 2025		May 31, 2024
		% of		% of
	$	Revenues	$	Revenues
(in thousands)
Net income attributable to noncontrolling interests	$—	—%	$7	—

We recognized net income of attributable to non-controlling interests of zero and $7 thousand for the nine months ended May 31, 2025 and 2024, respectively, which was attributable to the share of the net income of Taiwan Bandaoti Zhaoming Co., Ltd., held by the remaining non-controlling holders. Non-controlling interests represented zero and 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of May 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contingencies

We have several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that, as of May 31, 2025, expire at various dates between August 2025 and December 2040. See Note 5, "Commitments and Contingencies" in the notes to our unaudited consolidated financial statements in this Form 10-Q.

Sources and Uses of Cash

As of May 31, 2025 and August 31, 2024, we had cash and cash equivalents of $2.4 million and $1.7 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We require cash to fund our operating expenses, working capital requirements and service our debts, including principal and interest.

As of July 7, 2025, we had no available credit facility.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes and loans from our Chairman and our largest shareholder, totaled $1.9 million and $3.7 million as of May 31, 2025 and August 31, 2024, respectively.

Our NT dollar denominated long-term notes, totaled $1.1 million and $1.3 million as of May 31, 2025 and August 31, 2024, respectively. These long-term notes consisted of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.415% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.795% currently) and is available for operating capital. These loans are secured by an $84 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2025, our outstanding balance on this note payable was approximately $651 thousand.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of May 31, 2025, our outstanding balance on this note payable was approximately $399 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $1.9 million and $2.0 million as of May 31, 2025 and August 31, 2024, respectively.

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

As of May 31, 2025 and August 31, 2024, these loans totaled $800 thousand and $2.4 million, respectively. The loans are secured by a second priority security interest on our headquarters building.

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

As of May 31, 2025 and August 31, 2024, the outstanding principal of these notes was zero.

Working Capital

We have incurred significant losses since inception, including net income attributable to SemiLEDs stockholders of $223 thousand and net loss attributable to SemiLEDs stockholders of $319 thousand during the three months ended May 31, 2025 and 2024, respectively. Net cash provided by operating activities for the nine months ended May 31, 2025 was $1.9 million. As of May 31, 2025, we had cash and cash equivalents of $2.4 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Nine Months Ended
	May 31, 2025	May 31, 2024
Net cash provided by (used in) operating activities	$1,940	$(570)
Net cash used in investing activities	$(571)	$(46)
Net cash used in financing activities	$(502)	$(336)

Cash Flows Provided by (Used In) Operating Activities

Net cash provided by operating activities for the nine months ended May 31, 2025 was $1.9 million, and net cash used in operating activities for the nine months ended May 31, 2024 was $570 thousand. The increase in cash flows provided by operating activities for the nine months ended May 31, 2025 was primary attributable to an increase of $1.5 million of net income, an increase of $4.5 million of accrued expenses and other current liabilities and an increase of $7.7 million of accounts payable, partially offset by an increase of $8.3 million of inventory and an increase of $2.9 million of prepaid expenses and other current assets.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2025 and 2024 was $571 thousand and $46, respectively, primarily for the purchases of property, plant and equipment during each period.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the nine months ended May 31, 2025 and 2024 was $502 thousand and $336 thousand, respectively. The increase in cash flows used in financing activities was primarily due to an increase in acquisition of noncontrolling interest.

Capital Expenditures

We had capital expenditures of $548 thousand and $80 thousand for the nine months ended May 31, 2025 and 2024, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of May 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of May 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of May 31, 2025.

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

On February 28, 2025, we delivered payment notices indicating our intent to repay $1,200,000 and $400,000 of loan principal by delivering 722,891 shares and 240,963 shares of our common stock to Simplot Taiwan Inc. and Trung Doan, respectively, based on the closing price of $1.66 per share on February 27, 2025. The shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. As a result of the repayment in shares, our stockholders’ equity exceeded $2.5 million as of February 28, 2025. Based on these transactions, Nasdaq issued a conditional compliance letter on April 17, 2025.

There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing requirements or that our common stock will not be delisted from Nasdaq.

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

In the third quarter of fiscal 2025, we received buy-sell purchase orders, pursuant to which we purchased equipment and then resold the goods to our customer. The revenue relating to these purchase orders was $16.5 million in the third quarter of fiscal 2025, and the associated cost of revenue was $15.7 million.

We anticipate more buy-sell purchase orders in the fourth quarter of fiscal 2025. As a result of these purchase orders and associated uncertainty of the business, our revenue, cost of revenues, receivables, inventories and customer deposits over the next quarter may vary significantly. We cannot assure you when, or if, the revenue will be recognized, when payments will be received, or if we will receive further orders in the future.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended May 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	July 14, 2025	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)