Form 10-K
period 2025-08-31
SemiLEDs Corp
filed 2025-11-28
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended August 31, 2025

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

The aggregate market value of voting stock held by non‑affiliates of the registrant as of February 28, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock reported by the NASDAQ Capital Market on such date, was approximately $5.7 million. Shares of common stock held by each executive officer and director of the registrant and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s Common Stock, par value $0.0000056 per share, as of November 20, 2025: 8,226,153

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

OEM/ODM Services

We provide design and manufacturing services at the modular and system level. Currently, most of the design projects involve high power UV LED lamps to be incorporated/retrofitted into large scale press equipment. Besides hardware, we also provide software development to lamp control and equipment-to-lamp signal communication. With our design capability and high precision packaging capabilities, Taiwan Bandaoti Zhaoming Co., Ltd. assisted in the design and manufacturing of transceiver modules to be used for ADAS (Advanced Driver Assistance Systems) applications.

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

We have historically derived a significant portion of our revenues from a limited number of customers. For the years ended August 31, 2025 and 2024, our top ten customers collectively accounted for 99% and 91% of our revenues, respectively. Some of our largest customers and what we produce, or have produced, for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2025 and 2024, sales to our three largest customers, in the aggregate, accounted for 94% and 61% of our revenues, respectively.

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

As of August 31, 2025, we had 81 patents issued and 10 patents pending with the United States Patent and Trademark Office covering various aspects of our core technologies. As of August 31, 2025, we also had 97 patents issued and 11 patents pending before patent and trademark offices outside the United States. Of these 178 issued patents, 116 expire between 2026 and 2030, 34 expire between 2031 and 2035, 26 expire between 2036 and 2042, and two expire after 2042. Thirty of our issued patents are design patents and none of our pending patents is a design patent. We believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States, Taiwan and China and have been granted trademarks with respect to “SemiLEDs” in the United States, and “MvpLED” in China.

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

As of August 31, 2025, we had approximately 118 employees. All of our employees are based in Taiwan. None of our employees are represented by a labor union. We consider relations with our employees to be good.

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

We incurred net losses attributable to SemiLEDs stockholders of $1.1 million and $2.0 million for the years ended August 31, 2025 and 2024, respectively. We can give no assurance that we will not continue to incur net losses in future periods. Our revenue and operating results may continue to decline for a variety of reasons, some of which are described elsewhere in this “Risk Factors” section and are beyond our control. As of August 31, 2025, we had an accumulated deficit of $190 million and cash and cash equivalents of $2.6 million. These facts and conditions raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph regarding going concern qualification in its audit report. However, our management believes it has a liquidity plan, as further described in elsewhere in this annual report that if executed successfully should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time. While we believe that these liquidity plan measures will be adequate to satisfy our liquidity requirements for the twelve months ending August 31, 2026, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash balances will decline further, and we will require additional financing to continue operations. Any such financing may not be accessible on acceptable terms, if at all. If we cannot generate sufficient cash or obtain additional financing, we may be required to downsize our business further or discontinue our operations altogether.

In the year ended August 31, 2025, we derived the significant majority of our revenues from the purchase and sale of equipment from vendors in China. Our inability to grow our buy-sell revenues would have a negative impact on our financial condition and results of operation.

In the year ended August 31, 2025, revenues attributable to other revenues, which were primary related to buy-sell purchase orders of equipment, represented 94% of our total revenues and improved our gross market, operating results and cash flows. Our ability to continue to grow and improve our financial position depends on our continued ability to enter into buy-sell purchase orders of equipment. However, if the buy-sell orders diminish or stop altogether, our gross margin, operating results, and cash flows could be adversely affected.

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

We derive substantially all of our revenues from a limited number of customers, including distributor customers, and generally do not enter into long-term customer contracts. The loss of, or a significant reduction in purchases by, one or more of these customers, or the failure by one of these customers to pay, could adversely affect our operating results and financial condition.

We have historically derived a significant portion of our revenues from a limited number of customers, including distributor customers. For the years ended August 31, 2025 and 2024, our top ten customers collectively accounted for approximately 99% and 91% of our revenues, respectively. Some of our largest customers and what we produce for them change from quarter to quarter, primarily as a result of the timing of discrete, large project-based purchases and broadening customer base, among other things. For the years ended August 31, 2025 and 2024, sales to our three largest customers, in the aggregate, accounted for approximately 94% and 61% of our revenues, respectively.

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

Historically, we have derived our revenues mainly from the sales of our LED components. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our financial condition and results of operation.

Until recently, LED components were the core products from which we derived our revenues. Revenues attributable to the sales of our LED components represented approximately 5% and 51% of our revenues for the years ended August 31, 2025 and 2024, respectively. Excluding revenues from buy-sell orders of equipment, we expect to continue to generate our revenues mainly from the sales of LED components for the foreseeable future. As such, the continued market acceptance of our LED components is critical to our continued success. Our inability to grow our revenues generated from the sales of LED components would have a negative impact on our business, financial condition and results of operations.

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

Our gross margins have fluctuated and may continue to fluctuate from period to period as a result of the mix of products that we sell and the utilization of our manufacturing capacity in any given period, among other things. For example, as a strategic plan, we placed greater emphasis on the sales of LED components rather than the sales of LED chips where we have been forced to cut prices on older inventory. In 2024, sales decreased but gross margin increased due to higher other revenues rather than LED chips, LED components and lighting products sales compared to 2023. In 2025, sales increased but gross margin decreased due to higher other revenues, which generally have lower margins than LED chips, LED components and lighting products sales. We intend to continue to pursue opportunities for profitable growth in areas of business where we see the best opportunity for our UV market, focusing on product enhancement and developing our UV LED into many other applications or devices. As we expand and diversify our product offerings and with varying average selling prices, or execute new business initiatives, like buy-sell orders of equipment, a change in the mix of products that we sell in any given period may increase volatility in our revenues and gross margin from period to period.

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

While we intend to focus on managing our costs and expenses, over the long term we expect to be required to invest substantially in LED components product development and production equipment if we are to grow. This will mean having to continually expand our production capacity or upgrade our production facilities as we deem appropriate under future market conditions and future customer demand. Such investment could take time to become fully operational, and could otherwise increase our costs, and we may not be able to execute quickly to take advantage of market opportunities as they arise.

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

Our revenues are highly concentrated in a few select markets, including India, Japan, the Netherlands and the United States. Net revenues generated from sales to customers in India, Japan, the Netherlands and the United States, in the aggregate, accounted for approximately 97% and 78% of our net revenues for the years ended August 31, 2025 and 2024, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects. Any unfavorable economic or market conditions in such jurisdictions could have a negative impact on our sales and profitability.

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

Our operations involve the use of hazardous materials, and we must comply with environmental laws, which can result in significant costs, and may affect our business and operating results.

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

We may be required to delay the recognition of revenues if the shipment of equipment purchased on buy-sell orders is delayed.

In fiscal year 2025, we entered into buy-sell purchase orders pursuant to which we purchased equipment and then resold the goods to our customer. The revenue relating to these purchase orders was $38 million, and the associated cost of revenue was $36.5 million.

We anticipate more buy-sell purchase orders in fiscal year 2026. As a result of these purchase orders and associated uncertainty of the business, our revenue, cost of revenues, receivables, inventories and customer deposits over future quarters may vary significantly. In addition, if our shipments are delayed, revenue recognition may be delayed into future quarters. We cannot assure you when, or if, the revenue will be recognized, when payments will be received, or if we will receive further orders in the future.

Trade matters, including tariffs, may impact our ability to compete cost-effectively.

Our operations are subject to complex trade and customs laws, regulations, and tax requirements. The countries in which our products are sold may impose duties, tariffs, or other restrictions from time to time on our sales or adversely change existing restrictions. For example, the United States has recently imposed or proposed imposing substantial tariffs on goods imported from many countries, including a 20% tariff on goods imported from Taiwan. In fiscal year 2025, 1.6 percent of our products, by dollar value, were sold into the United States. The current political landscape, including with respect to the United States’ foreign policy priorities and relations with trading partners, has introduced greater uncertainty with respect to future tax and trade policy. We are unable to determine the impact that changes in tax and trade policy could have on our sales into the United States or other countries, but it could be material.

Risks Relating to Our Holding Company Structure

Our ability to receive dividends and other payments from Taiwan Bandaoti Zhaoming Co., Ltd. may be restricted by commercial and legal restrictions, which may materially and adversely affect our ability to grow, fund investments, make acquisitions, pay dividends and otherwise fund and conduct our business.

We are a holding company with one material asset, which is our ownership interest in Taiwan Bandaoti Zhaoming Co., Ltd.

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

Our ability to operate our holding company in the U.S. is dependent on Taiwan Bandaoti Zhaoming Co., Ltd.’s ability to repay its obligations to SemiLEDs Corporation.

SemiLEDs Corporation has substantial intercompany receivables from Taiwan Bandaoti Zhaoming Co., Ltd. However, we are dependent on Taiwan Bandaoti Zhaoming Co., Ltd.’s ability to raise money through the sale of a portion of its subsidiary and the restructuring of its chip operation to pay back SemiLEDs Corporation. On July 5, 2019, Taiwan Bandaoti Zhaoming Co., Ltd. entered into two new loan agreements to refinance existing real estate loans of Taiwan Bandaoti Zhaoming Co., Ltd. and provide for operating capital.

Our ability to make further investments in Taiwan Bandaoti Zhaoming Co., Ltd. may be dependent on regulatory approvals in Taiwan.

Taiwan Bandaoti Zhaoming Co., Ltd. depends on us to meet its equity financing requirements. Any capital contribution by us to Taiwan Bandaoti Zhaoming Co., Ltd. requires the approval of the relevant Taiwan authorities, such as the Hsinchu Science Park Administration. We may not be able to obtain any such approval in the future in a timely manner, or at all. We cannot assure you that we will be able to complete these government registrations or obtain the government approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our subsidiaries or any of their respective subsidiaries. If we fail to complete these registrations or obtain the approvals, our ability to capitalize Taiwan Bandaoti Zhaoming Co., Ltd. may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

The rights of stockholders may be limited as we conduct a substantial portion of our operations in Taiwan and a substantial portion of our assets and substantially all of our directors and officers reside outside the United States.

Although we are incorporated in Delaware, a substantial portion of our operations are conducted in Taiwan through Taiwan Bandaoti Zhaoming Co., Ltd. As such, a substantial portion of our assets are located in Taiwan. In addition, substantially all of our directors and officers reside outside the United States, and a substantial portion of the assets of those persons are located outside of the United States. Therefore, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under applicable securities laws or otherwise. Even if you are successful in bringing an action, the laws of Taiwan may render you unable to enforce a United States judgment against our assets or the assets of our directors and officers.

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

On February 28, 2025, we repaid $1,200,000 and $400,000 of loan principal by delivering 722,891 shares and 240,963 shares of our common stock to Simplot Taiwan Inc. and Trung Doan, respectively. As a result of the repayment in shares, our stockholders’ equity exceeded $2.5 million as of February 28, 2025, and Nasdaq issued a conditional compliance letter on April 17, 2025.

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

As of November 20, 2025, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 58.7% of our outstanding common stock. As a result, certain of these stockholders acting alone or these stockholders, acting together, would have the ability to practically control the outcome of matters submitted to our stockholders for approval, including the election of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Most of our operations are located in Taiwan, and the operations of many of our LED manufacturing service providers, suppliers and customers are located in Taiwan and the PRC. Our revenues derived from customers located in Taiwan and China (including Hong Kong) were 0.5% and 14% for the years ended August 31, 2025 and 2024, respectively. Our operations and the operations of our customers and suppliers are vulnerable to earthquakes, tsunamis, floods, droughts, typhoons, fires, power losses and other major catastrophic events, including the outbreak, or threatened outbreak, of any widespread communicable diseases. Disruption of operations due to any of these events may require us to evacuate personnel or suspend operations, which could reduce our productivity. Such disasters may also damage our facilities and equipment and cause us to incur additional costs to repair our facilities or procure new equipment, or result in personal injuries or fatalities or result in the termination of our leases and land use agreements. Any resulting delays in shipments of our products could also cause our customers to obtain products from other sources. Although we maintain property insurance for such risks, there is no guarantee that future damages or business losses from earthquakes and catastrophic other events will be covered by such insurance, that we will be able to collect from our insurance carriers, should we choose to claim under our insurance policies, or that such coverage will be sufficient. In addition, natural disasters, such as earthquakes, tsunamis, floods and typhoons, may also disrupt or seriously affect the operations of our customers and suppliers, resulting in reduced orders or shipments or the inability to perform contractual obligations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant foreign currency exposure and are primarily affected by fluctuations in exchange rates among the U.S. dollar, the NT dollar and other currencies. A portion of our revenues and expenses are denominated in currencies other than NT dollars, primarily U.S. dollars. We do not hedge our net foreign exchange positions through the use of forward exchange contracts or otherwise and as a result we are affected by fluctuations in exchange rates among the U.S. dollar, the NT dollar and other currencies. For example, the recently imposed and proposed tariffs by the United States on goods imported from many countries caused severe volatility in global currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations.

The PRC government’s control of currency conversion and changes in the exchange rate between the Renminbi and other currencies could negatively affect our financial condition and our ability to pay dividends.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange in China, or SAFE, provided that we satisfy certain procedural requirements. However, approval from SAFE or its local counterpart is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Our revenue from sales in China (including Hong Kong) accounted for 0.3% and 1% of our revenues for the years ended August 31, 2025 and 2024, respectively.

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

Item 2. Properties

The following are significant manufacturing and office facilities that we own or lease as of August 31, 2025:

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

There were no material pending legal proceedings or claims as of August 31, 2025.

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

There were 42 holders of record of our common stock as of November 20, 2025.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not make any repurchases of our common stock, and no purchases of common stock were made on our behalf during the fourth quarter of our fiscal 2025.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including India, Japan, the Netherlands and the United States. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process. In addition, in fiscal year 2025, we entered into a number buy-sell orders for equipment that we purchased and then sold to our customer.

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

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•
Our ability to continue or grow with buy-sell revenue. Our recent reliance on buy-sell purchase orders of equipment has improved our gross profit, operating results and cash flows. We anticipate our buy-sell purchase orders will continue from period to period. However, if orders diminish or cease altogether, our gross margin, operating results, and cash flows could be adversely affected.
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

•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including India, Japan, the Netherlands and the United States. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce/have produced for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the years ended August 31, 2025 and 2024, sales to our three largest customers, in the aggregate, accounted for 94% and 61% of our revenues, respectively.
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
•
Cash position. Our cash and cash equivalents were $2.6 million and $1.7 million as of August 31, 2025 and 2024, respectively. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. Based on our current financial projections and assuming our outstanding notes are converted or extended, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Our customers consist primarily of packagers, ODMs and end‑customers. Our revenues attributable to our ten largest customers accounted for 99% and 91% of our revenues for the years ended August 31, 2025 and 2024, respectively.

Our revenues have been concentrated in a few select markets, including India, Japan, the Netherlands and the United States. Net revenues generated from these countries, in the aggregate, accounted for 97% and 78% of our net revenues for the years ended August 31, 2025 and 2024, respectively. We expect that our revenues will continue to be substantially derived from these countries for the foreseeable future. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets.

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

Gain on disposal of long‑lived assets, net. We recognized zero and $49 thousand of gain on the disposal of long-lived assets for the years ended August 31, 2025 and 2024, respectively. Due to the excess capacity charges that we have suffered for many years, considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of a certain level of our idle equipment.

Other Income (Expense)

Interest expenses, net. Interest expenses, net consist of interest income and interest expense. Interest income represents interest earned from our cash and cash equivalents deposited with commercial banks in the United States and Taiwan. As of August 31, 2025 and 2024, we had cash and cash equivalents of $2.6 million and $1.7 million, respectively, which consisted of time deposits with initial maturity of greater than three months but less than one year. Interest expense consists primarily of interest on our convertible notes and long‑term borrowings and/or short‑term lines of credit with certain banks in Taiwan as well as with our Chairman and largest stockholder. We had long‑term debt totaling $1.7 million and $3.7 million as of August 31, 2025 and 2024, respectively.

Other income, net. Other income for the years ended August 31, 2025 and 2024 primarily consists of rental income from the lease of spare space in our Hsinchu building.

Foreign currency transaction gain (loss), net. We recognized a foreign currency transaction gain of $464 thousand and a foreign currency transaction loss of $13 thousand for the years ended August 31, 2025 and 2024, respectively, primarily due to the impact of fluctuations in the exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts payable held by Taiwan Bandaoti Zhaoming Co., Ltd. in currency other than the functional currency of such subsidiaries.

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

Subpart F does not apply, however, to the income of a controlled foreign corporation generated from the sale of goods that are manufactured in its country of incorporation. Also, any income attributable to a controlled foreign corporation and its affiliates that is not engaged in a United States trade or business is generally not subject to United States taxation until its earnings are distributed, or the stock of the foreign corporation is disposed. All of our products are manufactured in Taiwan by Taiwan Bandaoti Zhaoming Co., Ltd., our wholly owned foreign subsidiary. Because Taiwan Bandaoti Zhaoming Co., Ltd. conducts its manufacturing activities in Taiwan, the income or loss of Taiwan Bandaoti Zhaoming Co., Ltd. is included in our consolidated financial statements, but is not considered taxable income for United States taxation purposes pursuant to Section 954(d)(1)(A) of the United States Internal Revenue Code. This generally enables a United States taxpayer, such as us, to indefinitely defer United States taxation on the profits earned by its controlled foreign corporations and affiliates by retaining the earnings in such entities. We do not currently have any plans to repatriate any of our retained earnings from any of our controlled foreign subsidiaries or affiliates and we do not currently have any plans to declare or pay any dividends from such entities.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions of the legislation that were effective for fiscal 2025 did not have a material impact on the Company's fiscal 2025 income tax expense. The Company is currently assessing the impact of the provisions of the OBBBA that are effective in future years on its future consolidated financial statements.

The current presidential administration in the United States modified the rules governing taxation of controlled foreign corporations and affiliates and any such changes were not expected to result in our having to pay applicable taxes in the United States on income earned by such entities.

Taiwan tax treatment. The corporate income tax rate in Taiwan is 20% for the year ended August 31, 2025 and 2024. Corporate income taxes payable, however, are subject to an alternative minimum tax. The Taiwan government enacted the Taiwan Alternative Minimum Tax Act, or the AMT Act, on January 1, 2006. Under the AMT Act, a taxpayer must pay the higher of its taxable income multiplied by the corporate income tax rate or the alternative minimum tax, or AMT. In calculating the AMT amount, the taxpayer must include income that would otherwise be exempt from taxation pursuant to various tax holidays or investment tax credits, other than certain exemptions or tax credits that have been grandfathered for the purposes of calculating AMT. The AMT rate for business entities is 12%. In addition to the statutory corporate taxes payable, or the AMT, corporate taxpayers in Taiwan are subject to an additional tax on distributable retained earnings (after statutory legal reserves) to the extent that such earnings are not distributed prior to the end of the subsequent year. This undistributed earnings surtax is determined in the subsequent year when the distribution plan relating to earnings attributable to the prior year is approved by a company’s stockholders and is payable in the subsequent year. The surtax rate has been reduced from 10% to 5%, starting applicable to the undistributed retained earnings of the year ended August 31, 2019. Because most of our subsidiaries in Taiwan incurred losses before income tax for both our fiscal year 2025 and 2024, we do not expect to pay such taxes on undistributed earnings.

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

As of August 31, 2025, we had total foreign net operating loss carryforwards of $37 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan, which will expire in various amounts in future years. Pursuant to the Taiwan Income Tax Act, as amended in January 2009, net operating loss carryforwards can be carried forward for a period of ten years.

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

Inventory Valuation

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value. We determine cost using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of our production overhead. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence, and we write down our inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. Our estimation of future demand is primarily based on the backlog of customer orders as of the balance sheet date and projections based on our actual historical sales trends and customers’ demand forecast. We evaluated our inventories on an individual item basis. For our finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. We also write down items that are considered obsolete based upon changes in customer demand, manufacturing process changes or new product introductions that may eliminate demand for the product. Once written down, inventories are carried at this lower amount until sold or scrapped. Provisions for inventory write‑downs are included in our costs of revenues in the consolidated statements of operations. There is significant judgment involved with the estimates of excess and obsolescence and if our estimates regarding customer demand or other factors are inaccurate or actual market conditions or technological changes are less favorable than those estimated by management, additional future inventory write‑downs may be required that could adversely affect our operating results. Inventory write‑downs totaled $323 thousand and $411 thousand for the years ended August 31, 2025 and 2024, respectively. A majority of our inventory write‑downs during the years ended August 31, 2025 and 2024 was related to finished goods and work in process, primarily as a result of obsolescence.

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

For the year ended August 31, 2025, lower than projected sales of our LED products and lower market capitalization compared to our consolidated net book values again indicated potential impairment of our long‑lived assets. We projected undiscounted future cash flows to analyze potential impairment, based upon a variety of factors, including primarily our continuous efforts to suppress gross loss from chip sales and the cooperation model discussed with other parties, considering all known trends and uncertainties. The significant assumptions used in determining the estimated undiscounted cash flows for the LED chips and components asset group were revised to reflect the new operation status. Based on the assessment, the expected undiscounted cash flows to be generated by this asset group exceeded its carrying value. Consequently, no asset impairment was recognized during the year ended August 31, 2025.

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

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Bad debt expenses were $115 thousand and zero for the years ended August 31, 2025 and 2024, respectively.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values for the years ended August 31, 2025 and 2024 were $323 thousand and $411 thousand, respectively.

Exchange Rate Information

We are a Delaware corporation and, under SEC requirements, must report our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. At the same time, our subsidiaries use the local currency as their functional currency. For example, the functional currency for Taiwan Bandaoti Zhaoming Co., Ltd. is the NT dollar. The assets and liabilities of the subsidiaries are, therefore, translated into U.S. dollars at exchange rates in effect at each balance sheet date, and income and expense accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded to a separate component of accumulated other comprehensive income (loss) within equity. Any gains and losses from transactions denominated in currencies other than their functional currencies are recognized in the consolidated statements of operations as a separate component of other income (expense). Due to exchange rate fluctuations, such translated amounts may vary from quarter to quarter even in circumstances where such amounts have not materially changed when denominated in their functional currencies.

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On August 31, 2025 the exchange rate was 30.59 NT dollars to one U.S. dollar. On November 20, 2025, the exchange rate was 31.29 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of operations information. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following consolidated statement of operations data for the years ended August 31, 2025 and 2024 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The information contained in the table below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10‑K. The historical results presented below are not necessarily indicative of the results that may be expected for any future period:

	Years Ended August 31,
	2025		2024
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Consolidated Statement of Operations Data:
Revenues, net	$43,009	100%	$5,183	100%
Cost of revenues	40,578	94%	4,130	80%
Gross profit	2,431	6%	1,053	20%
Operating expenses:
Research and development	1,154	3%	1,160	22%
Selling, general and administrative	2,872	7%	2,891	56%
Gain on disposals of long-lived assets, net	—	—%	(49)	(1)%
Total operating expenses	4,026	10%	4,002	77%
Loss from operations	(1,595)	(4)%	(2,949)	(57)%
Other income (expenses):
Investment loss from unconsolidated entities	(958)	(2)%	(3)	—%
Interest expenses, net	(141)	—%	(247)	(5)%
Other income, net	1,100	3%	1,181	23%
Foreign currency transaction gain (loss), net	464	1%	(13)	—%
Total other income, net	465	2%	918	18%
Loss before income taxes	(1,130)	(2)%	(2,031)	(39)%
Income tax expense	—	—	—	—
Net loss	(1,130)	(2)%	(2,031)	(39)%
Less: Net income attributable to noncontrolling interests	—	—%	5	—%
Net loss attributable to SemiLEDs stockholders	$(1,130)	(2)%	$(2,036)	(39)%

Year Ended August 31, 2025 Compared to Year Ended August 31, 2024

	Years Ended August 31,
	2025		2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$149	—%	$93	2%	$56	60%
LED components	2,066	5%	2,656	51%	(590)	(22)%
Lighting products	228	1%	212	4%	16	8%
Other revenues (1)	40,566	94%	2,222	43%	38,344	1,726%
Total revenues, net	43,009	100%	5,183	100%	37,826	730%
Cost of revenues	40,578	94%	4,130	80%	36,448	883%
Gross profit	$2,431	6%	$1,053	20%	$1,378	131%

(1) Other revenues for the year ended August 31, 2025 primarily represent revenues attributable to buy-sell purchase orders of equipment. Other revenues for the year ended August 31, 2024 primarily include revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues, net

Our revenues increased by 730% from $5.2 million for the year ended August 31, 2024 to $43 million for the year ended August 31, 2025. The increase in revenues was driven almost entirely by $38 million in sales of other revenues as a result of buy-sell purchase orders of equipment.

Revenues attributable to the sales of our LED components were $2.0 million and $2.7 million of our revenues for the years ended August 31, 2025 and 2024, respectively. The decrease in sales of LED components was primarily due to less volumes sold for the LED components.

Revenues attributable to the sales of lighting products were $228 thousand and $212 thousand of our revenues for the years ended August 31, 2025 and 2024, respectively. The increase in sales of lighting products was primarily due to varying volumes sold for lighting products.

Revenues attributable to the sales of our LED chips were $149 thousand and $93 thousand of our revenues for the years ended August 31, 2025 and 2024, respectively. The increase in sales of LED chips was primarily due to varying volumes sold for LED chips.

Revenues attributable to other revenues were $41 million and $2 million of our revenues for the years ended August 31, 2025 and 2024, respectively. The increase in other revenues was primarily due to buy-sell purchase orders of equipment.

Cost of Revenues

Our cost of revenues increased by 883% from $4.1 million for the year ended August 31, 2024 to $41 million for the year ended August 31, 2025. The increase in cost of revenues was due to the cost of equipment relating to buy-sell purchase orders of equipment.

Gross Profit

Our gross profit represented 6% and 20% of our revenues for the year ended August 31, 2025 and 2024, respectively. The decrease in gross margin for the year ended August 31, 2025 was primarily due to the buy-sell purchase orders of equipment, which have lower margins to sales of our products.

Operating Expenses

	Years Ended August 31,
	2025		2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$1,154	3%	$1,160	22%	$(6)	(1)%
Selling, general and administrative	2,872	7%	2,891	56%	(19)	(1)%
Gain on disposals of long-lived assets, net	—	—%	(49)	(1)%	49	(100)%
Total operating expenses	$4,026	10%	$4,002	77%	$24	1%

Research and development. Our research and development expenses were $1.2 million for both the year ended August 31, 2025 and 2024. The slight decrease was primarily due to a $64 thousand decrease in materials and supplies, partially offset by a $10 thousand increase in payroll expense.

Selling, general and administrative. Our selling, general and administrative expenses were $2.9 million for both the years ended August 31, 2025 and 2024. The slight decrease was mainly attributable to a $134 thousand decrease in payroll expense, offset by a $115 thousand increase in bad debt expense.

Gain on disposal of long‑lived assets, net. We recognized zero and $49 thousand of gain on the disposal of long-lived assets for the years ended August 31, 2025 and 2024, respectively. Due to the excess capacity charges that we have suffered for many years, and considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment in the year ended August 31, 2024.

Other Income (Expenses)

	Years Ended August 31,
	2025		2024
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment loss from unconsolidated entities	$(958)	(2)%	$(3)	—%
Interest expenses, net	(141)	—%	(247)	(5)%
Other income, net	1,100	3%	1,181	23%
Foreign currency transaction gain (loss), net	464	1%	(13)	—%
Total other income, net	$465	2%	$918	18%

Investment loss from unconsolidated entities. Investment loss from unconsolidated entities increased from $3 thousand for the year ended August 31, 2024 to $958 thousand for the year ended August 31, 2025, primarily due to the increased losses of the unconsolidated entities.

Interest expenses, net. Interest expenses, net, which primarily consisted of accrued interest payments on loans with our Chairman and Chief Executive Officer and our largest shareholder, decreased from $247 thousand for the year ended August 31, 2024 to $140 thousand for the year ended August 31, 2025. The decrease in interest expense, net was primarily due to the repayment $1.6 million of loan principal in fiscal year 2025.

Other income, net. Other income, net decreased from $1.2 million for the year ended August 31, 2024 to $1.1 million for the year ended August 31, 2025, primarily due to reduced payments received under the Patent Cross-License Agreement with CrayoNano AS.

Foreign currency transaction gain (loss), net. We recognized a net foreign currency transaction gain of $464 thousand and a net foreign currency transaction loss of $13 thousand for the years ended August 31, 2025 and 2024, respectively, primarily due to the impact of fluctuations in the exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

Income Tax Expense (Benefit)

Our effective tax rate is expected to be approximately zero for both fiscal year 2025 and 2024, since Taiwan Bandaoti Zhaoming Co., Ltd. incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

As of August 31, 2025 and 2024, we recognized full valuation allowances of $10.8 million and $13.6 million, respectively, on our net deferred tax assets to reflect uncertainties related to our ability to utilize these deferred tax assets, which consist primarily of certain net operating loss carryforwards and foreign investment loss. We considered both positive and negative evidence, including forecasts of future taxable income and our cumulative loss position, and continued to report a full valuation allowance against our deferred tax assets as of both August 31, 2025 and 2024. We continue to review all available positive and negative evidence in each jurisdiction and our valuation allowance may need to be adjusted in the future as a result of this ongoing review. Given the magnitude of our valuation allowance, future adjustments to this allowance based on actual results could result in a significant adjustment to our results of operations.

As of August 31, 2025, we had U.S. federal net operating loss (“NOLs”) carryforwards of $4.3 million, which will expire in various amounts beginning in our fiscal 2026. NOLs generated in tax years prior to August 31, 2018 can be carried forward for twenty years, whereas NOLs generated after August 31, 2018 can be carried forward indefinitely. Utilization of these net operating losses carryforwards may be subject to an annual limitation due to applicable provisions of the Internal Revenue Code and local tax laws if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

As of August 31, 2025, we had total foreign net operating loss carryforwards of $37 million, arising primarily from certain of our consolidated and majority owned subsidiaries in Taiwan. Pursuant to the Taiwan Income TaxAct, as amended in January 2009, net operating losses carryforwards can be carried forward for a period of ten years.

Net Income Attributable to Noncontrolling Interests

	Years Ended August 31,
	2025		2024
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Net Income attributable to noncontrolling interests	$—	—%	$5	—%

We recognized zero and $5 thousand net income attributable to non-controlling interests for the year ended August 31, 2025 and 2024, respectively, which was attributable to the share of the net income of Taiwan Bandaoti Zhaoming Co., Ltd. held by the non-controlling holders. Non-controlling interests represented zero and 2.63% equity interest in Taiwan Bandaoti Zhaoming Co., Ltd., as of August 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contingencies

We have several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancellable and noncancelable leases that expire at various dates between August 2026 and December 2040. See Note 6, "Commitments and Contingencies" in the notes to our audited consolidated financial statements in this Form 10-K.

Sources and Uses of Cash

As of August 31, 2025 and 2024, we had cash and cash equivalents of $2.6 million and $1.7 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We require cash to fund our operating expenses, working capital requirements and service our debts, including principal and interest.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes, convertible unsecured promissory notes, and loans from our Chairman and our largest shareholder, totaled $1.7 million and $3.7 million as of August 31, 2025 and 2024, respectively.

Our NT dollar denominated long-term notes, totaled $908 thousand and $1.3 million as of August 31, 2025 and 2024, respectively. These long-term notes consist of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.415% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.795% currently) and is available for operating capital. These loans are secured by an $82 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of August 31, 2025, our outstanding balance on this note payable was approximately $563 thousand.

•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of August 31, 2025, our outstanding balance on this note payable was approximately $345 thousand .

Property, plant and equipment pledged as collateral for our notes payable were $1.7 million and $2.0 million as of August 31, 2025 and 2024, respectively.

On January 8, 2019, we entered into secured loan agreements with Trung Doan, our Chairman and Chief Executive Officer and J.R. Simplot Company, our largest shareholder, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8% (the “Loan Agreements”). The Loan Agreements are secured by a second priority security interest on our headquarters building. The maturity date of the Loan Agreements were January 14, 2021 and January 22, 2021, respectively. On January 16, 2021, the maturity date of the Loan Agreements was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of the Loan Agreements was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of the Loan Agreements was further extended with same terms and interest rate for one year to January 15, 2024.

On January 7, 2024, J.R. Simplot Company entered into an assignment agreement (the “Assignment”) pursuant to which J.R. Simplot assigned and transferred all of its right, title and interest in and to the Loan Agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the Loan Agreement.

On January 7, 2024, we entered into the Fourth Amendment to the Loan Agreements with each of Simplot Taiwan Inc. and Trung Doan. The Fourth Amendment to the Loan Agreement with Simplot Taiwan Inc. (i) extended the maturity date to January 15, 2025, and (ii) upon mutual agreement of us and Simplot Taiwan Inc., permitted us to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of our common stock in the name of Simplot Taiwan Inc. as partial repayment of the Loan Agreement at a price per share equal to the closing price of our common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement with Simplot Taiwan Inc. remained the same. The Fourth Amendment to the Loan Agreement with Trung Doan amended the loan's maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the Loan Agreement with Trung Doan remained the same.

On January 7, 2024, we issued 305,343 shares of our common stock at a price of $1.31 per share to repay $400,000 of accrued interest on the loan agreement with Simplot Taiwan Inc.

On February 9, 2024, we entered into the Fifth Amendment to the Loan Agreement with Trung Doan. The Fifth Amendment to the Loan Agreement with Trung Doan (i) amended the Loan Agreement to permit us to repay up to $800,000 of principal under the Loan Agreement by issuing shares of the our common stock and (ii) elected to prepay $800,000 of loan principal by delivering 629,921 shares of the our common stock to Trung Doan, based on the closing price of $1.27 per share on February 8, 2024. All other terms and conditions of the Loan Agreement remained the same.

On February 9, 2024, we repaid $800,000 of loan principal by delivering 629,921 shares of our common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024.

On July 3, 2024, we and Trung Doan entered into the Sixth Amendment to the Loan Agreement. The Sixth Amendment to the Loan Agreement amended the Loan Agreement to permit us, upon the mutual agreement of us and Trung Doan, to repay a portion of the principal amount or accrued interest under the Loan Agreement, by issuing shares of our common stock to Trung Doan as partial repayment of the Loan Agreement at a price per share equal to the closing price of our common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement, as amended by the Sixth Amendment to the Loan Agreement, remained the same. On January 15, 2025, we entered into the Seventh Amendment to the Loan Agreement with Trung Doan and Fifth Amendment to the Loan Agreement with Simplot Taiwan Inc. to extend the maturity dates to January 15, 2026. All other terms and conditions of the Loan Agreements remained the same.

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

As of August 31, 2025 and 2024, these loans totaled $800 thousand and $2.4 million, respectively.

Working Capital

We have incurred significant losses since inception, including net losses attributable to SemiLEDs stockholders of $1.1 million and $2.0 million during the years ended August 31, 2025 and 2024. Net cash provided by operating activities for the year ended August 31, 2025 was $2.2 million. As of August 31, 2025, we had cash and cash equivalents of $2.6 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity to our stockholders.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2026 is approximately $1.9 million, which we expect to fund through the issuance of additional equity to repay principal and accrued interest and through loan extensions. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. The remaining loans with each of our Chairman and Chief Executive Officer and our largest shareholder are expected to be extended upon maturity or repaid with equity. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10‑K (in thousands):

	Years Ended August 31,
	2025	2024
Net cash provided by (used in) operating activities	$2,212	$(365)
Net cash used in investing activities	$(595)	$(101)
Net cash used in financing activities	$(622)	$(449)

Cash Flows Provided by (Used In) Operating Activities

Net cash provided by operating activities for the years ended August 31, 2025 was $2.2 million, and net cash used in operating activities for the years ended August 31, 2024 was $365 thousand. The increase in cash flows used in operating activities was primary attributable to an $900 thousand decrease of net loss, an $5.3 million increase of accounts payable, an $955 thousand increase of investment loss from unconsolidated entities and an $840 thousand increase of accrued expenses and other current liabilities, partially offset by a $3.6 million increase of accounts receivable, a $1.5 million increase of inventory and a $234 thousand increase of prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the years ended August 31, 2025 and 2024 was $595 thousand and $101 thousand, respectively, primarily for the purchases of property, plant and equipment during each period.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the years ended August 31, 2025 and 2024 was $622 thousand and $449 thousand, respectively. The increase in cash flows used in financing activities was primarily due to an increase in acquisition of noncontrolling interest.

Capital Expenditures

We had capital expenditures of $569 thousand and $123 thousand for the years ended August 31, 2025 and 2024, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Accounting Pronouncements Not Yet Adopted

Please refer to ‘Summary of Significant Accounting Policies Recent Accounting Pronouncements’ for more details.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Pages	41-42	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 6781 and 2851)
Page	43	CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31, 2025 AND 2024
Page	44	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024
Page	45	CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024
Page	46	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024
Page	47	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024
Pages	48	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of SemiLEDs Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SemiLEDs Corporation and its subsidiaries (the “Company”) as of August 31, 2025, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and the results of its operations and its cash flows for the year then ended in conformity with the U.S. generally accepted accounting principles.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company incurred recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

The Company considers each contract with each customer to contain one performance obligation, and the Company is entitled to the consideration when the performance obligation is satisfied at a point in time. The amount of revenue to be recognized is determined by the contract between the Company and each customer. The Company recognizes revenue when each product is delivered.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of the timing and amount of revenue recognition, is a critical audit matter involved judgment exercised by management in identifying and evaluating the performance obligation. Auditor judgement is involved in performing our audit procedures to evaluate whether the timing and amount of revenue recognition was appropriately stated.

How the Critical Audit Matter Will Be Addressed in the Audit

Our audit procedures over determining the timing and amount of revenue recognition involved, among others, evaluation of management’s assessment in regard to the identification of performance obligations related to revenue. We selected customer agreements and performed the following procedures:

-
Evaluated the terms and conditions of each selected contract and the appropriateness of the accounting treatment within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluated whether management’s conclusions were appropriate.

-
Tested the accuracy of management’s recognition of revenue for the performance obligation.

/s/ YCM CPA INC.

We have served as the Company’s auditor since 2025.

PCAOB ID 6781

Irvine, California

November 28, 2025

Audit • Tax • Consulting • Financial Advisory

Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of SemiLEDs Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SemiLEDs Corporation and its subsidiaries (the “Company”) as of August 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with the U.S. generally accepted accounting principles.

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

November 26, 2024

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars and shares, except par value)

	August 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,593	$1,671
Accounts receivable (including related parties), net of allowance for doubtful accounts of $180 and $173 as of August 31, 2025 and 2024, respectively)	3,588	416
Inventories, net	4,776	3,574
Prepaid expenses and other current assets	345	223
Total current assets	11,302	5,884
Property, plant and equipment, net	2,713	2,798
Operating lease right of use assets	1,141	1,091
Intangible assets, net	100	90
Investments in unconsolidated entities	65	969
Other assets	272	306
TOTAL ASSETS	$15,593	$11,138
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,274	$2,854
Accounts payable	5,027	137
Accrued expenses and other current liabilities	3,776	2,936
Other payable to related parties	1,161	1,001
Operating lease liabilities, current portion	145	94
Total current liabilities	11,383	7,022
Long-term debt, excluding current installments	434	870
Operating lease liabilities, less current portion	996	997
Total liabilities	12,813	8,889
Commitments and contingencies (Note 6)
EQUITY:
SemiLEDs stockholders’ equity
Common stock, $0.0000056 par value—15,000 shares authorized; 8,226 shares and 7,212 shares issued and outstanding as of August 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	188,939	187,337
Accumulated other comprehensive income	3,652	3,545
Accumulated deficit	(189,811)	(188,681)
Total SemiLEDs stockholders’ equity	2,780	2,201
Noncontrolling interests	—	48
Total stockholders’ equity	2,780	2,249
TOTAL LIABILITIES AND EQUITY	$15,593	$11,138

The accompanying notes are an integral part of these consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and shares, except per share data)

	Years Ended August 31,
	2025	2024
Revenues, net	$43,009	$5,183
Cost of revenues	40,578	4,130
Gross profit	2,431	1,053
Operating expenses:
Research and development	1,154	1,160
Selling, general and administrative	2,872	2,891
Gain on disposals of long-lived assets, net	—	(49)
Total operating expenses	4,026	4,002
Loss from operations	(1,595)	(2,949)
Other income (expenses):
Investment loss from unconsolidated entities	(958)	(3)
Interest expenses, net	(141)	(247)
Other income, net	1,100	1,181
Foreign currency transaction gain (loss), net	464	(13)
Total other income, net	465	918
Loss before income taxes	(1,130)	(2,031)
Income tax expense	—	—
Net loss	(1,130)	(2,031)
Less: Net income attributable to noncontrolling interests	—	5
Net loss attributable to SemiLEDs stockholders	$(1,130)	$(2,036)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.15)	$(0.32)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	7,721	6,320

The accompanying notes are an integral part of these consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2025	2024
Net loss	$(1,130)	$(2,031)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0 for both periods	109	(5)
Comprehensive loss	(1,021)	(2,036)
Comprehensive income attributable to noncontrolling interests	2	5
Comprehensive loss attributable to SemiLEDs stockholders	$(1,023)	$(2,041)

The accompanying notes are an integral part of these consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands of U.S. dollars and shares)

				Accumulated		Total
			Additional	Other		SemiLEDs	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2023	4,941	$—	$184,246	$3,550	$(186,645)	$1,151	$43	$1,194
Issuance of common stock upon vesting of RSUs	108	—	—	—	—	—	—	—
Stock-based compensation	—	—	282	—	—	282	—	282
Conversion of convertible notes payable to common stock	1,228	—	1,609	—	—	1,609	—	1,609
Issuance of common stock to repay long-term loan	935	—	1,200	—	—	1,200	—	1,200
Comprehensive loss								—
Other comprehensive loss	—	—	—	(5)	—	(5)	—	(5)
Net loss	—	—	—	—	(2,036)	(2,036)	5	(2,031)
BALANCE—August 31, 2024	7,212	—	187,337	3,545	(188,681)	2,201	48	2,249
Issuance of common stock upon vesting of RSUs	50	—	—	—	—	—	—	—
Stock-based compensation	—	—	92	—	—	92	—	92
Issuance of common stock to repay long-term loan	964	—	1,600	—	—	1,600	—	1,600
Change ownership in SBDI	—	—	(90)	—	—	(90)	(50)	(140)
Comprehensive loss
Other comprehensive income	—	—	—	107	—	107	2	109
Net loss	—	—	—	—	(1,130)	(1,130)	—	(1,130)
BALANCE—August 31, 2025	8,226	$—	$188,939	$3,652	$(189,811)	$2,780	$—	$2,780

The accompanying notes are an integral part of these consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended August 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,130)	$(2,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717	612
Stock-based compensation expense	92	282
Bad debt expense	115	—
Provisions for inventory write-downs	323	411
Loss from unconsolidated entities	958	3
Gain on disposals of long-lived assets, net	—	(49)
Changes in :
Accounts receivable	(3,205)	460
Inventories	(1,473)	28
Prepaid expenses and other assets	(213)	14
Accounts payable	4,994	(289)
Accrued expenses and other current liabilities	1,034	194
Net cash provided by (used in) operating activities	2,212	(365)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(569)	(123)
Proceeds from sales of property, plant and equipment	—	51
Payments for development of intangible assets	(25)	(29)
Placement of refundable deposits	(1)	—
Net cash used in investing activities	(595)	(101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(480)	(449)
Acquisition of noncontrolling interests	(142)	—
Net cash used in financing activities	(622)	(449)
Changes in cash balance included in deconsolidated subsidiaries
Effect of exchange rate changes on cash and cash equivalents	(65)	14
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	930	(901)
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	1,840	2,741
CASH, AND CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$2,770	$1,840
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$171	$288
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible notes payable to common stock	$—	$1,609
Issuance of common stock to repay long-term loan	$1,600	$1,200

The accompanying notes are an integral part of these consolidated financial statements.

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

As of August 31, 2025, SemiLEDs had one wholly owned operating subsidiary, Taiwan Bandaoti Zhaoming Co., Ltd., which conducts its research, development, manufacturing, marketing and sale of LED components and employs the Company’s employees.

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

The Company has suffered losses from operations of $1.6 million and $2.9 million, and net cash provided by operating activities of $2.2 million and net cash used in operating activities of $365 thousand, for the years ended August 31, 2025 and 2024, respectively. These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $2.4 million for the year ended August 31, 2025 compared to $1.1 million for the year ended August 31, 2024. On August 31, 2025, the Company’s cash and cash equivalents increased to $2.6 million mainly due to operating income. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

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
•
Growing buy-sell purchase orders of equipment to improve the Company’s future gross margin, operating results and cash flows.
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

Restricted Cash Equivalents — Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan, including compensating balances required under the Company's long-term loan requirements. As of August 31, 2025 and 2024, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $177 thousand and $169 thousand, respectively.

Revenue Recognition — Effective September 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. The Company applied the following five steps to achieve the core principles of ASC 606: 1) identified the contract with a customer; 2) identified the performance obligations (promises) in the contract; 3) determined the transaction price; 4) allocated the transaction price to the performance obligations in the contract; and 5) recognized revenue when (or as) the Company satisfies a performance obligation. The Company recognizes the amount of revenue, when the Company satisfies a performance obligation, to which it expects to be entitled for the transfer of promised goods or services to customers. The Company obtains written purchase authorizations from its customers as evidence of an arrangement and these authorizations generally provide for a specified amount of product at a fixed price. Generally, the Company considers delivery to have occurred at the time of shipment as this is generally when title and risk of loss for the products will pass to the customer. The Company provides its customers with limited rights of return for non‑conforming shipments and product warranty claims. Based on historical return percentages, which have not been material to date, and other relevant factors, the Company estimates its potential future exposure on recorded product sales, which reduces product revenues in the consolidated statements of operations and reduces accounts receivable in the consolidated balance sheets. The Company also provides standard product warranties on its products, which generally range from three months to two years. Management estimates the Company’s warranty obligations as a percentage of revenues, based on historical knowledge of warranty costs and other relevant factors. To date, the related estimated warranty provisions have been insignificant.

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

Reclassifications of prior year presentation — The Company reclassified restricted cash from current assets to non-current assets based on management’s assessment of the expected timing of the release of such restrictions. As a result, restricted cash of $78 thousand as of August 31, 2024, previously presented within current assets, have been reclassified to non-current assets. These reclassifications had no impact on total assets, total liabilities, stockholders’ equity, or net income for any of the periods presented.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the United States or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. U.S. accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of August 31, 2025 and 2024, the Company had no cash in excess of FDIC insured limits. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately USD$98,070). As of August 31, 2025 and 2024, the Company had $2,281 thousand and $1,268 thousand cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts. As of August 31, 2025 and 2024, cash and cash equivalents of the Company consisted of the following (in thousands):

	August 31,
Cash and Cash Equivalents by Location	2025	2024
United States;
Denominated in U.S. dollars	$187	$187
Taiwan;
Denominated in U.S. dollars	2,163	1,357
Denominated in New Taiwan dollars	112	82
Denominated in other currencies	131	45
Total cash and cash equivalents	$2,593	$1,671

During fiscal year 2025, the Company’s revenues were substantially derived from buy-sell purchase orders of equipment. Net revenues generated from buy-sell purchase orders of equipment to two customers represented 89% for the year ended August 31, 2025. A significant portion of the Company’s revenues are derived from a limited number of customers, and sales are concentrated in a few select markets.

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

Customers that accounted for 10% or more of the Company’s total accounts receivable as of August 31, 2025 and 2024 consist of the following:

	August 31,
Customers	2025	2024
Customer A	91%	—
Customer B	—	36%
Customer C	3%	18%
Customer D	1%	16%

The customers accounted for 10% or more of the Company’s total net revenues for the years ended August 31, 2025 and 2024, as follows (in thousands, except percentages):

	Years Ended August 31,
	2025		2024
		% of		% of
Customers	Amount	Revenues	Amount	Revenues
Customer A	$25,168	59%	$—	0%
Customer B	12,929	30%	—	0%
Customer C	2,286	5%	1,621	31%
Customer D	1,020	2%	919	18%
Customer E	431	1%	598	12%
Customer F	51	0%	503	10%
Customer G	—	—	495	10%

Cash and Cash Equivalents — The Company considers all highly liquid investment instruments purchased with initial maturities of three months or less to be cash equivalents.

As of August 31, 2025 and 2024, cash and cash equivalents of the Company consist of the following (in thousands):

	August 31,
Cash and Cash Equivalents	2025	2024
Cash;
Cash and demand deposits	$2,593	$1,671
Total cash and cash equivalents	$2,593	$1,671

Restricted Cash Equivalents — Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan, including compensating balances required under the Company's long-term loan requirements. As of August 31, 2025 and 2024, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $177 thousand and $169 thousand, respectively.

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

Accounts Receivable — Accounts receivable (including related parties with zero net book value as of August 31, 2025 and 2024, respectively) are recorded at invoiced amounts, net of allowances for doubtful accounts, and do not bear interest. The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. Bad debt expenses were $115 thousand and zero for the years ended August 31, 2025 and 2024, respectively.

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

Patents and trademarks	5 to 22	years
Acquired technology	5	years

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

No impairment charge was recognized in the years ended August 31, 2025 and 2024.

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

Impairment charges of $930 thousand and zero were recognized for the years ended August 31, 2025 and 2024, respectively.

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

Advertising Costs — Advertising costs are expensed as incurred. Advertising costs totaled zero and $3 thousand for the years ended August 31, 2025 and 2024, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Segment Reporting — The Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. During the years ended August 31, 2025 and 2024, the Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker regularly reviews consolidated assets and consolidated operating results prepared under U.S. GAAP for the enterprise as a whole when making decisions about allocating resources and assessing performance of the Company. Consequently, management has determined that the Company does not have any operating segments as defined in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280‑10‑50‑1, “Segment Reporting.”

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 shares to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) had been completely received in cash by SBDI. SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) did not subscribe for the newly issued common shares, and, as a result, the noncontrolling interest in Taiwan SemiLEDs increased from zero to 3.31%. From January 2019 to September 2020, Taiwan SemiLEDs purchased an additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, Taiwan SemiLEDs purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. On September 1, 2024, Taiwan SemiLEDs purchased the remaining 329,000 common shares of SBDI from non-controlling shareholders. On April 1, 2025, Taiwan Bandaoti Zhaoming Co., Ltd. merged with and into Taiwan SemiLEDs. Taiwan Bandaoti Zhaoming Co., Ltd. now functions as a division of Taiwan SemiLEDs with all property, obligations, and capital being transferred to Taiwan SemiLEDs. Taiwan SemiLEDs changed its company name to Taiwan Bandaoti Zhaoming Co., Ltd. after the merger. The noncontrolling interest in former Taiwan Bandaoti Zhaoming Co., Ltd. was zero and 2.63% as of August 31, 2025 and 2024, respectively.

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

See Note12 for further details.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 was effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 was effective for the fiscal year beginning September 1, 2022, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 will be effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

3. BALANCE SHEET COMPONENTS

Inventories

Inventories as of August 31, 2025 and 2024 consist of the following (in thousands):

	August 31,
	2025	2024
Raw materials	$411	$349
Work in process	1,051	727
Finished goods	3,314	2,498
Total	$4,776	$3,574

Inventory write‑downs to estimated net realizable values for the years ended August 31, 2025 and 2024 were $ 323 thousand and $411 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment as of August 31, 2025 and 2024 consist of the following (in thousands):

	August 31,
	2025	2024
Buildings and improvements	$14,010	$13,262
Machinery and equipment	27,735	26,355
Leasehold improvements	163	153
Other equipment	2,339	2,249
Construction in progress	14	—
Total property, plant and equipment	44,261	42,019
Less: Accumulated depreciation and amortization	(41,548)	(39,221)
Property, plant and equipment, net	$2,713	$2,798

Depreciation expense was $696 thousand and $595 thousand for the years ended August 31, 2025 and 2024, respectively.

Property, plant and equipment pledged as collateral for the Company’s notes payable were $1.7 million and $2.0 million as of August 31, 2025 and 2024, respectively.

Intangible Assets

Intangible assets as of August 31, 2025 and 2024 consist of the following (in thousands):

	August 31, 2025
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$614	$514	$100
Acquired technology	5	333	333	—
Total		$947	$847	$100

	August 31, 2024
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$570	$480	$90
Acquired technology	5	319	319	—
Total		$889	$799	$90

Amortization expense was $21 thousand and $17 thousand for the years ended August 31, 2025 and 2024, respectively.

No impairment charge was recognized in the years ended August 31, 2025 and 2024.

The estimated future amortization expense for the Company’s intangible assets as of August 31, 2025 is as follows (in thousands):

Years Ending August 31,	Total
2026	$14
2027	14
2028	14
2029	14
2030	14
Thereafter	30
Total	$100

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of August 31, 2025 and 2024 consist of the following (in thousands):

	August 31,
	2025	2024
Accrued compensation and benefits	$2,127	$1,886
Customer deposits	796	344
Accrued business expenses	215	287
Accrued professional service fees	109	102
Other (individually less than 5% of total accrued expenses and other current liabilities)	529	317
Total	$3,776	$2,936

4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of August 31, 2025 and 2024 consist of the following (in thousands, except percentages):

	August 31, 2025		August 31, 2024
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments, net	47.62	$65	47.62	$93
Equity investment without readily determinable fair value - Beginning Balance	Various	$876	Various	$876
Dissolution of investee		$(876)		$—
Equity investment without readily determinable fair value - Ending Balance		$—		$876
Total investments in unconsolidated entities		$65		$969

There were no dividends received from unconsolidated entities through August 31, 2025.

Equity Investment without Readily Determinable Fair Value

Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investment without readily determinable fair value. All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuers. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. As of August 31, 2025, the Company held an equity investment without readily determinable fair value in High Power Optoelectronics, Inc., for which the Company recognized an impairment loss of $930 thousand during fiscal year 2025 based on the latest available financial information and the estimated recoverable value of the investment. The impairment losses for the equity investments without readily determinable fair value were $930 thousand and zero for the years ended August 31, 2025 and 2024, respectively.

Equity Method Investments

In July 2023, TSLC Corporation, the Company’s subsidiary, had a board resolution to hold an equity interest in Yi Yang Optoelectronics Co., Ltd., accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. As of August 31, 2025 and 2024, the Company owns 47.62% common stock shares of Yi Yang Optoelectronics Co., Ltd.

5.
INDEBTEDNESS

Long‑term Debt

Long‑term debt as of August 31, 2025 and 2024 consist of the following loans (in thousands):

	August 31,
	2025	2024
First note payable- Mega Bank	$563	$821
Second note payable- Mega Bank	345	503
Loans from Chairman and Shareholders	800	2,400
Total long-term debt	1,708	3,724
Less: Current installments	(1,274)	(2,854)
Total long-term debt, excluding current installments	$434	$870

Our long-term debt, which consisted of New Taiwan dollar (“NTD”) denominated long-term notes and loans from the Chairman and the largest shareholder of the Company, totaled $1.7 million and $3.7 million as of August 31, 2025 and 2024, respectively.

On July 5, 2019, the Company and Mega International Commercial Bank (“Mega Bank”) entered into two NTD denominated loan agreements in an aggregate amount of $3.2 million (NT$100 million). The first note of $2.0 million (NT$62 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.415% currently), and was exclusively used to repay original notes with E Sun Bank. The second note of $1.2 million (NT$38 million) payable to Mega Bank has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.795% currently) and is available for operating capital. Both note payables are secured by a first priority security interest on the Company’s headquarters building. Income from renting the collateral must be deposited into a reserved account opened with Mega Bank, and only the balance of deposits exceeding $82 thousand (NT$2.5 million) after deducting the principal and interest payable for the current month (including the accumulated outstanding amount) may be transferred outwards. The balance of the reserve account is $82 thousand and $78 thousand as of August 31, 2025 and 2024, respectively. Due to the impact of the COVID-19 pandemic, Mega bank agreed to give the Company a deferment period for twelve months starting from May 2020 until April 2021. During this period, the Company did not need to pay the monthly payments of the principal but only the interest. Starting from May 2021, the two notes payables to Mega Bank require monthly payments of principal in the amount of $24 thousand plus interest and $14 thousand plus interest, respectively, over the 74-month term of the notes with final payment to occur in July 2027.

On January 8, 2019, the Company entered into secured loan agreements with Trung Doan, its Chairman and Chief Executive Officer and J.R. Simplot Company, its largest shareholder, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8% (the “Loan Agreements”). The Loan Agreements are secured by a second priority security interest on the Company’s headquarters building. The maturity date of the Loan Agreements were January 14, 2021 and January 22, 2021, respectively. On January 16, 2021, the maturity date of the Loan Agreements was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of the Loan Agreements was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of the Loan Agreements was further extended with same terms and interest rate for one year to January 15, 2024.

On January 7, 2024, J.R. Simplot Company entered into an assignment agreement (the “Assignment”) pursuant to which J.R. Simplot assigned and transferred all of its right, title and interest in and to the Loan Agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the Loan Agreement.

On January 7, 2024, the Company entered into the Fourth Amendment to the Loan Agreements with each of Simplot Taiwan Inc. and Trung Doan. The Fourth Amendment to the Loan Agreement with Simplot Taiwan Inc. (i) extended the maturity date to January 15, 2025, and (ii) upon mutual agreement of the Company and Simplot Taiwan Inc., permitted the Company to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of the Company’s common stock in the name of Simplot Taiwan Inc. as partial repayment of the Loan Agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement with Simplot Taiwan Inc. remained the same. The Fourth Amendment to the Loan Agreement with Trung Doan amended the loan's maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the Loan Agreement with Trung Doan remained the same.

On January 7, 2024, the Company issued 305,343 shares of its common stock at a price of $1.31 per share to repay $400,000 of accrued interest on the loan agreement with Simplot Taiwan Inc.

On February 9, 2024, the Company entered into the Fifth Amendment to the Loan Agreement with Trung Doan. The Fifth Amendment to the Loan Agreement with Trung Doan (i) amended the Loan Agreement to permit the Company to repay up to $800,000 of principal under the Loan Agreement by issuing shares of the Company’s common stock and (ii) elected to prepay $800,000 of loan principal by delivering 629,921 shares of the Company’s common stock to Trung Doan, based on the closing price of $1.27 per share on February 8, 2024. All other terms and conditions of the Loan Agreement remained the same.

On February 9, 2024, the Company repaid $800,000 of loan principal by delivering 629,921 shares of the Company’s common stock to Mr. Doan, based on the closing price of $1.27 per share on February 8, 2024.

On July 3, 2024, the Company and Trung Doan entered into the Sixth Amendment to the Loan Agreement. The Sixth Amendment to the Loan Agreement amended the Loan Agreement to permit the Company, upon the mutual agreement of the Company and Trung Doan, to repay a portion of the principal amount or accrued interest under the Loan Agreement, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the Loan Agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement, as amended by the Sixth Amendment to the Loan Agreement, remained the same. On January 15, 2025, the Company entered into the Seventh Amendment to the Loan Agreement with Trung Doan and Fifth Amendment to the Loan Agreement with Simplot Taiwan Inc. to extend the maturity dates to January 15, 2026. All other terms and conditions of the Loan Agreements remained the same.

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

As of August 31, 2025 and 2024, these loans totaled $800 thousand and $2.4 million, respectively.

The scheduled principal payments for the Company’s long-term debt as of August 31, 2025 consist of the following (in thousands):

Scheduled
Principal
Years Ending August 31,	Payments
2026	$1,274
2027	434
Total	$1,708

6.
COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements — The Company has several operating leases with third parties, primarily for land, plant and office spaces in Taiwan, including cancelable and noncancelable leases that expire at various dates between August 2026 and December 2040. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases were $166 thousand and $155 thousand for the years ended August 31, 2025 and 2024, respectively.

Balance sheet information related to the Company’s leases is presented below (in thousands):

	August 31,
	2025	2024
Assets
Operating lease right of use assets	$1,141	$1,091
Liabilities
Operating lease liabilities, current portion	$145	$94
Operating lease liabilities, less current portion	996	997
Total	$1,141	$1,091

The following provides details of the Company’s lease expenses (in thousands):

	August 31,
	2025	2024
Operating lease expenses	$166	$155

Other information related to leases is presented below (in thousands):

	August 31,
	2025	2024
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$166	$155
Weighted Average Remaining Lease Term:
Operating leases	13.84 years	15.55 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of August 31, 2025 consist of the following (in thousands):

Operating
Years Ending August 31,	Leases
2026	$164
2027	108
2028	85
2029	85
2030	78
Thereafter	764
Total future minimum lease payments, undiscounted	1,284
Less: Imputed interest	143
Present value of future minimum lease payments	$1,141

Purchase Obligations — The Company had purchase commitments for inventory, property, plant and equipment in the amount of $461 thousand and $521 thousand as of August 31, 2025 and 2024, respectively.

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

As of August 31, 2025, there was no pending litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 1,421 thousand and 1,421 thousand shares were reserved for issuance under the 2010 Plan as of August 31, 2025 and 2024, respectively. As of August 31, 2025 and 2024, there were 444 thousand and 544 thousand shares of common stock available for future issuance under the 2010 Plan, respectively.

In July 2025, SemiLEDs granted 96 thousand restricted stock units to its employees, which vest 12.5% every three months from the vesting commencement date of July 10, 2025 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.81 per unit.

In November 2024, SemiLEDs granted 15 thousand restricted stock units to its directors, which vest 25% every three months from the vesting commencement date of November 27, 2024 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $1.28 per unit.

Stock‑based Compensation Expense

The total stock-based compensation expense consists of stock-based compensation expense for stock options and restricted stock units granted to employees, directors and nonemployees. A summary of the stock-based compensation expense for the years ended August 31, 2025 and 2024 is as follows (in thousands):

	Years Ended August 31,
	2025	2024
Cost of revenues	$20	$86
Research and development	21	88
Selling, general and administrative	51	108
	$92	$282

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

There was no recognized stock-based compensation tax benefit for the years ended August 31, 2025 and 2024, as the Company recorded a full valuation allowance on net deferred tax assets as of August 31, 2025 and 2024.

Stock Options Awards

The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the market price of SemiLEDs’ common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several of the Company’s publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term. During the years ended August 31, 2025 and 2024, the Company has no options granted, forfeited, or exercised. As of August 31, 2025 and 2024, the Company has no unvested stock options and the unrecognized compensation costs related to unvested stock options were nil.

Restricted Stock Units Awards

The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term.

A summary of the restricted stock unit awards outstanding and changes for the years ended August 31, 2025 and 2024 is presented below:

		Weighted-
	Number of	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
	(In thousands)
Outstanding—September 1, 2023	159	$2.13
Granted	—	—
Vested	(108)	1.99
Forfeited	(2)	1.87
Outstanding—August 31, 2024	49	$2.07
Granted	111	2.60
Vested	(50)	1.84
Forfeited	(11)	2.27
Outstanding—August 31, 2025	99	$2.29

As of August 31, 2025 and 2024, unrecognized compensation cost related to unvested restricted stock unit awards of $322 thousand and $109 thousand, respectively, is expected to be recognized over a weighted average period of 1.82 years and 1.35 years, respectively, and will be adjusted for subsequent changes in estimated forfeitures.

9. NET LOSS PER SHARE OF COMMON STOCK

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have an antidilutive effect on the net loss per share (in thousands of shares):

	Years Ended August 31,
	2025	2024
Stock units and stock options to purchase common stock	59	49

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

In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of its U.S. deferred tax balances for the reduction in the statutory tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTI and BEAT provisions. In fiscal 2025, the Company determined that there were no material changes to the provisional amounts recorded as of August 31, 2025.

Taiwan

The Company’s loss before income taxes is primarily derived from the operations in Taiwan, and income tax expense is primarily incurred in Taiwan.

As a result of amendments to the “Taiwan Income Tax Act” enacted by the Office of the President of Taiwan on February 7, 2018, the statutory income tax rate increased from 17% to 20% and the undistributed earning tax, or a surtax, decreased from 10% to 5% effective from January 1, 2018. As a result, the statutory income tax rate in Taiwan is 20% for the years ended August 31, 2025 and 2024. An additional surtax, of which rate was reduced from 10% to 5% being applied to the Company starting from September 1, 2018, is assessed on undistributed income for the entities in Taiwan, but only to the extent such income is not distributed or set aside as a legal reserve before the end of the following year. The 5% surtax is recorded in the period the income is earned, and the reduction in the surtax liability is recognized in the period the distribution to stockholders or the setting aside of legal reserve is finalized in the following year.

The Company’s loss before income taxes for the years ended August 31, 2025 and 2024 was attributable to the following jurisdictions (in thousands):

	Years Ended August 31,
	2025	2024
U.S. operations	$(610)	$(578)
Foreign operations	(520)	(1,453)
Loss before income taxes	$(1,130)	$(2,031)

Income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to loss before income taxes for the years ended August 31, 2025 and 2024, as a result of the following (in thousands):

	Years Ended August 31,
	2025	2024
Computed “expected” income tax benefit	$(237)	$(427)
Foreign tax rate differential	5	13
Valuation allowance	2,567	(2,191)
Other	(2,335)	2,605
Income tax expense	$—	$—

Net deferred tax assets (liabilities) as of August 31, 2025 and 2024 consist of the following (in thousands):

	August 31,
	2025	2024
Deferred tax assets:
Inventories, primarily due to inventory obsolescence and lower of cost or market provisions	$1,627	$1,691
Allowance for doubtful accounts	—	33
Accruals and other	(82)	4
Property, plant and equipment	112	435
Stock-based compensation	390	387
Net operating loss carryforwards	8,748	11,064
Total gross deferred tax assets	10,795	13,614
Less: Valuation allowance	(10,795)	(13,614)
Deferred tax assets, net of valuation allowance	$—	$—

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

As of August 31, 2025 the Company had the U.S. net operating losses (the “U.S. NOLs”) of approximately $4,319 thousand, which begins to expire in 2024. The U.S. NOLs generated in tax years prior to August 31, 2018, can be carryforward for twenty years, whereas U.S. NOLs generated after August 31, 2018 can be carryforward indefinitely. The unused net operating loss carryforwards were as follows (in thousands):

	August 31,	Expiration
	2025	Year
U.S. federal net operating loss carryforwards (after August 31, 2018)	$4,319	—
Foreign net operating loss carryforwards (expiring over the next 5 years)	20,484	2026-2030
Foreign net operating loss carryforwards (expiring in more than 5 years)	7,284	2031-2034
Total unused net operating loss carryforwards and income tax credits	$32,087

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

As of August 31, 2025 and 2024, the Company had no unrecognized tax benefits.

The Company is subject to taxation in the United States and various states and certain foreign jurisdictions. As of August 31, 2025, the 2020 through 2023 tax years remain subject to examination by the U.S. tax authorities. With few exceptions, as of August 31, 2025, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2020. Below is a summary of open tax years by major tax jurisdiction:

Open
Tax Year
U.S. federal	2021-2024
U.S. state	2021-2024
Foreign—Taiwan	2023

The Company is not currently under examination by income tax authorities in any federal, state or foreign jurisdictions. The Company does not expect that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

11. PRODUCT AND GEOGRAPHIC INFORMATION

Revenues by products for the years ended August 31, 2025 and 2024 are as follows (in thousands):

	Years Ended August 31,
	2025	2024
LED chips	$149	$93
LED components	2,066	2,656
Lighting products	228	212
Other (1)	40,566	2,222
Total	$43,009	$5,183

(1) Other revenues for the year ended August 31, 2025 primarily represent revenues attributable to buy-sell purchase orders of equipment. Other revenues for the year ended August 31, 2024 primarily include revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues by geographic area for the years ended August 31, 2025 and 2024 (in thousands):

	Years Ended August 31,
	2025	2024
India	$38,096	$—
Japan	2,181	1,647
Other (individually less than 5% of total net revenues)	2,732	3,536
Total	$43,009	$5,183

Tangible Long‑Lived Assets

Substantially all of the Company’s tangible long‑lived assets are located in Taiwan.

12. FAIR VALUE MEASUREMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of August 31, 2025 and 2024 (in thousands):

	August 31, 2025		August 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents and restricted cash	$2,593	$2,593	$1,671	$1,671
Receivables (including related parties)	3,588	3,588	416	416
Other assets (non-derivatives)	145	145	376	376
Financial liabilities:
Payables (including related parties)	$9,964	$9,964	$4,073	$4,073
Long-term debt (including current installments)	1,708	1,708	3,724	3,724

The fair values of the financial instruments shown in the above table as of August 31, 2025 and 2024 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects management’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by management based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.

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

13. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

As a holding company, dividends received from SemiLEDs’ subsidiaries in Taiwan, if any, will be subject to withholding tax under Taiwan law, as well as statutory and other legal restrictions. The condensed parent company only financial information for SemiLEDs is presented below (in thousands):

	August 31,
Condensed Balance Sheets	2025	2024
ASSETS
Cash and cash equivalents	$187	$187
Prepaid expenses and other current assets	4,008	4,396
Total current assets	4,195	4,583
Intangible assets, net	—	1
Investments in subsidiaries	679	1,229
TOTAL ASSETS	$4,874	$5,813
LIABILITIES AND EQUITY
Accrued expenses and other current liabilities	$1,294	$1,164
Long-term debt, current portion	800	2,400
Total current liabilities	2,094	3,564
Total equity	2,780	2,249
TOTAL LIABILITIES AND EQUITY	$4,874	$5,813

SemiLEDs had no contingencies, long‑term obligations and guarantees as of August 31, 2025 or August 31, 2024.

	Years Ended August 31,
Condensed Statements of Operations	2025	2024
Operating expenses:
Selling, general and administrative	$473	$452
Loss from operations	(473)	(452)
Other expenses:
Equity in losses from subsidiaries, net	(520)	(1,350)
Interest expenses	(124)	(244)
Other income (expense), net	(13)	10
Total other expenses, net	(657)	(1,584)
Net loss	$(1,130)	$(2,036)

	Years Ended August 31,
Condensed Statements of Cash Flows	2025	2024
Net cash provided by (used in):
Operating activities	$—	$(3)
Investing activities	—	—
Financing activities	—	—
Net decrease in cash and cash equivalents	—	(3)
Cash and cash equivalents at beginning of year	187	190
Cash and cash equivalents at end of year	$187	$187

14. RELATED PARTY TRANSACTIONS

On January 8, 2019, the Company entered into secured loan agreements with Trung Doan, its Chairman and Chief Executive Officer and J.R. Simplot Company, its largest shareholder, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8% (the “Loan Agreements”). The Loan Agreements are secured by a second priority security interest on the Company’s headquarters building. The maturity date of the Loan Agreements were January 14, 2021 and January 22, 2021, respectively. On January 16, 2021, the maturity date of the Loan Agreements was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of the Loan Agreements was extended again with same terms and interest rate for one more year to January 15, 2023. On January 13, 2023, the maturity date of the Loan Agreements was further extended with same terms and interest rate for one year to January 15, 2024.

On January 7, 2024, J.R. Simplot Company entered into an assignment agreement (the “Assignment”) pursuant to which J.R. Simplot assigned and transferred all of its right, title and interest in and to the Loan Agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the Loan Agreement.

On January 7, 2024, the Company entered into the Fourth Amendment to the Loan Agreements with each of Simplot Taiwan Inc. and Trung Doan. The Fourth Amendment to the Loan Agreement with Simplot Taiwan Inc. (i) extended the maturity date to January 15, 2025, and (ii) upon mutual agreement of the Company and Simplot Taiwan Inc., permitted the Company to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of the Company’s common stock in the name of Simplot Taiwan Inc. as partial repayment of the Loan Agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement with Simplot Taiwan Inc. remained the same. The Fourth Amendment to the Loan Agreement with Trung Doan amended the loan's maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the Loan Agreement with Trung Doan remained the same.

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

On July 3, 2024, the Company and Trung Doan entered into the Sixth Amendment to the Loan Agreement. The Sixth Amendment to the Loan Agreement amended the Loan Agreement to permit the Company, upon the mutual agreement of the Company and Trung Doan, to repay a portion of the principal amount or accrued interest under the Loan Agreement, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the Loan Agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement, as amended by the Sixth Amendment to the Loan Agreement, remained the same. On January 15, 2025, the Company entered into the Seventh Amendment to the Loan Agreement with Trung Doan and Fifth Amendment to the Loan Agreement with Simplot Taiwan Inc. to extend the maturity dates to January 15, 2026. All other terms and conditions of the Loan Agreements remained the same.

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

As of August 31, 2025 and 2024, these loans totaled $800 thousand and $2.4 million, respectively.

15. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company has analyzed its operations subsequent to August 31, 2025 to the date these consolidated financial statements were issued, finding that no material subsequent events need to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of August 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of August 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control— Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP, as of August 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended August 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Trung T. Doan, 66, has served as a director, Chairman of our Board and as our CEO since January 2005, and as our President since August 2012. Prior to joining us, Mr. Doan served as Corporate Vice President of Applied Global Services (AGS) Product Group at Applied Materials, Inc. and also served as President and Chief Executive Officer of Jusung Engineering, Inc., a semiconductor/LCD equipment company in Korea. In addition, Mr. Doan served as Vice President of Process Development at Micron Technology Inc. Mr. Doan previously served as a director of Advanced Energy Industries, a publicly traded manufacturer of power conversion and control systems. Mr. Doan also previously served as a director of Dolsoft Corporation, a privately held software company, as a director of Nu Tool Inc., a semiconductor technology company, and as a director of EMCO, a publicly traded manufacturer of advanced flow control devices and systems. Mr. Doan holds a Bachelor of Science in nuclear engineering from the University of California, Santa Barbara, where he graduated with honors, and a Master of Science in chemical engineering from the University of California, Santa Barbara. Our Board has determined that Mr. Doan should serve on our Board and as our Chairman based on his in-depth knowledge of our business and industry and his experience serving on the boards of directors of several major technology companies, as well as in management roles in the technology industry.

Walter Michael Gough, 71, has served as a director since April 2016. Mr. Gough has led Gough and Associates, a firm that specializes in financial consulting and CFO work for domestic and international companies since 2005. He was also a tenured faculty member in Accounting and Business at DeAnza College in Cupertino, California where he taught as professor from 1985 to 2019. From June 2000 to June 2004, he was Chief Financial Officer and Financial Consultant at NuTool Inc., a semiconductor equipment manufacturer. From 1995 through 1999, he was a founding member and Chief Financial Officer of Invest In Yourself, LLC; an organization that provided consulting for professional sports franchises. Prior to teaching and consulting, Mr. Gough was a financial analyst and contracts manager at Watkins-Johnson Company, a high technology electronics firm. Before Watkins-Johnson, Mr. Gough worked for Kidder Peabody, an investment banking firm. He holds MBA and BA degrees (cum laude) from Santa Clara University, and a Masters in English from Notre Dame de Namur University. Our Board has determined that Mr. Gough should serve on our Board based on his experience as a consultant to technology companies in both the United States and Taiwan, his prior experience as a chief financial officer of several companies, and his expertise in accounting and finance.

Dr. Edward Kuan Hsiung Hsieh, 73, has served as a director since February 2012. Dr. Hsieh has been Chairman, Chief Executive Officer and a director of Eton Intelligent Technologies, a media and publications company, since April 2000 and Chairman, Chief Executive Officer and a director of VR Networks, a VoIP and VR application company, since January 2000. He has also served as an Adjunct Professor at National Taiwan University since February 2009. From February 2007 to February 2010, Dr. Hsieh was Chief Executive Officer of Asia Pacific Telecom, a 3G mobile, and fixed line telecommunications company, as well as Executive Director of APOL, an Internet service provider. Dr. Hsieh holds a bachelor of science degree in electrical engineering from National Taiwan University, a master of science degree in electrical engineering from the University of California, Santa Barbara, and a doctor of philosophy degree in electrical engineering and applied physics from Cornell University. He also studied accounting at the University of California, Los Angeles. Our Board has determined that Dr. Hsieh should serve as a director based on his experience teaching Master of Business Administration classes at National Taiwan University, his service as an International Financial Adviser with Merrill Lynch, Pierce, Fenner & Smith and his management roles at several start-up companies.

Scott R. Simplot, 78, has served as a director since March 2005. Mr. Simplot has been Chairman of the Board of Directors and a Director of J. R. Simplot Company since May 2001 and August 1970, respectively. Mr. Simplot served as a Manager of or Partner in various closely held entities such as Block 22 LLC, Broadway Hospitality LLC, Columbia Developments LLC, Idaho Sports Properties LLC, Indian Creek Cattle, LLC, JRS Management L.L.C., JRS Properties III L.P., ESP Development LLC, Hotel 43 LLC, SBP LLLP, Simplot Ketchum Investment, LLC, Simplot Ketchum Properties, LLC, SR Management LLC, SRS Green River LLC, SRS Properties LLLP, Downtown Boise Areana, LLC, Grove Hotel-Boise, LLC, Sylvan Beach, LLC, and Highland Stables Park LLC. Mr. Simplot also serves as a director to various companies such as Bar -U-, Inc., Block 65 and 66 Master Association, Inc., Cal-Ida Chemical Company, Claremont Realty Company, CS Beef Packers, LLC, CS Property Development, LLC, Glen Dale Farms, Inc., J. R. Simplot Company Foundation, Inc., J. R. Simplot Foundation, Inc., JUMP, Inc., JRS India Corporation Private Limited, OSL Depot Condominium Management Association, Inc., Simplot India, LLC, Simplot Livestock Co., Simplot Taiwan Inc., SPS International, Inc., SR Simplot Foundation, Inc., Three Creek Ranch Company, and Camas, Inc. Mr. Simplot holds a Bachelor of Science degree in business from the University of Idaho and a Master’s in Business Administration from the University of Pennsylvania. Our Board of Directors has determined that Mr. Simplot should serve as a director based on the extensive knowledge and insight he brings to our board of directors from his experience serving as Chairman and holding a variety of management positions at a large private company and serving on the boards of directors of companies in a variety of industries. Mr. Simplot became a Director on our board as part of his duties as the Chairman of the Board of J. R. Simplot Company, the 100 % owner of Simplot Taiwan, Inc., which was entitled to designate two members of our board of directors in connection with J. R. Simplot Company’s investment in our Series A convertible preferred stock.

Dr. Chris Chang Yu, 67, has served as a director since July 2024. Dr. Yu currently serves as the Chairman of the Board of CRS Holding Inc., Changhe Bio-Medical Science Co., Ltd, Ningkasai Science (Shanghai) Co., Ltd, Changwei System Science (Shanghai) Co., Ltd, Anpac Bio-Medical Science (Lishui) Co., Ltd, Adanced Life Therapeutics Co., Ltd and New-Herizon Bio-Medical Science Co., Ltd and as executive director of Anpac Bio-Medical Science (Shanghai) Co., Ltd, Lisui Anpac Medical Laboratory Co., 3Ltd, Shiji (Hainan) Medical Technology Co., Ltd, Shanghai Muqing Anpac Health Technology Co., Ltd, Anpac (Shanghai) Health Management Consulting Co., Ltd and Annadi Life Technology (Zhejiang) Co., Ltd. Dr. Yu also currently serves as a director of Anji Cayman, serves as an executive partner of Jiaxing Changxin Enterprise Management Partnership (Limited Partnership) and Jiaxing Ningbeika Enterprise Management Partnership (Limited Partnership), and serves as a general manager of Changhe Bio-Medical Science Co., Ltd and Annadi Life Technology (Zhejiang) Co., Ltd. Dr. Yu is also a co-founder of Fresh2 Group Limited (formerly named AnPac Bio-Medical Science Co., Ltd.). Dr. Yu served as Chairman of the Board and Chief Executive Officer of Fresh2 Group from its inception in January 2010 until April 2022 and was re-appointed as Co-Chairman of the Board and Co-CEO in May 2022. He subsequently resigned as Co-Chairman of the Board of Fresh2 Group in October 2022 and resigned as Co-CEO in May 2023. Prior to founding Fresh2 Group, he co-founded Anji Microelectronics (Shanghai) Co., Ltd. in 2004. Dr. Yu served as a technical director at Semiconductor Manufacturing International Corporation from 2002 to 2004. Dr. Yu also served as a vice president of the research and development team of Cabot Microelectronics Corporation. Dr. Yu received his bachelor and master’s degrees in physics from the University of Missouri Kansas-City Campus. He received his doctoral degree in physics from the Pennsylvania State University. The Board has determined that Dr. Yu should serve as a director based on his significant experience managing integrated circuit and technology companies and his experience as a CEO and director of a public company.

Executive Officers

In addition to Mr. Doan, our CEO, who also serves as a director, our executive officers consist of the following:

Christopher Lee, 54, has served as our Chief Financial Officer since September 2015. From November 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of the Company. Mr. Lee joined SemiLEDs in September 2014. He has served on the Board of Directors of Aixin Life International Inc. since February 2021. He also served as Ainos Inc. Chief Financial Officer since March 2024. Mr. Lee has over 25 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Prior to joining us, Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self-employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate. During fiscal year 2025, the Board held executive sessions for the independent directors to meet without Mr. Doan present at the end of every Board meeting.

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

Board Committees and Charters

The Board delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the full Board. The Board currently has, and appoints the members of, a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each of the Board committees has a written charter approved by the Board, and we post each charter on our web site at https://www.semileds.com/corporategovernance. Each committee can engage outside experts, advisors and counsel to assist the committee in its work. The following table identifies the directors who served on committees during fiscal 2025.

Nominating
and Corporate
Name	Audit	Compensation	Governance
Dr. Edward Kuan Hsiung Hsieh	Chair	˅
Walter Michael Gough	˅
Scott R. Simplot		Chair	Chair
Dr. Chris Chang Yu	˅
Number of Committee Meetings Held in Fiscal Year 2025	4	3	3

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

The Board believes that each current member of our Audit Committee is an independent director under the Nasdaq rules and meets the additional SEC independence requirements for audit committee members. It has also determined that Dr. Hsieh, Mr. Gough and Dr. Yu, each of whom are independent directors, meet the requirements of an “audit committee financial expert,” as defined in Regulation S‑K.

Compensation Committee

As a “controlled company”, we rely on the exemption from the Nasdaq requirement that we have a compensation committee composed entirely of independent directors. Our Compensation Committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee

As a “controlled company”, we rely on the exemption from the Nasdaq requirement that we have a nominating and corporate governance committee composed entirely of independent directors. Our Nominating and Corporate Governance Committee is responsible for, among other things:

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

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board held four meetings in fiscal 2025. We expect each director to attend every meeting of the Board and the committees on which he serves, and encourage them to attend the annual stockholders’ meeting. All directors attended at least 75% of the aggregate meetings of the Board and the committees on which they served in fiscal 2025 and all directors attended the 2025 annual meeting of stockholders.

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

Among other things, our insider trading policy does not permit hedging or derivative transactions involving Company securities, "cashless" collars, forward contracts, equity swaps or other similar or related transactions. In addition, we recommend that employees and directors not margin or pledge Company securities to secure a loan and that employees and directors not purchase Company securities "on margin". A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Form 10-K filed at November 27, 2024.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during fiscal year 2025 all of our executive officers, directors and 10% beneficial owners filed the required reports on a timely basis under Section 16(a).

Item 11. Executive Compensation

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

This executive compensation section discloses the compensation awarded to or earned by our “named executive officers” during fiscal years 2025, 2024 and 2023.

We held our last non-binding advisory vote regarding compensation of our named executive officers at 2024 Annual Meeting of Stockholders and expect to hold our next vote at our 2027 Annual Meeting of Stockholders.

Summary Compensation Table

The following table sets forth all of the compensation earned by named executive officers during the relevant fiscal years.

				Stock	Option	All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)	Compensation ($)	Total ($)
Trung T. Doan	2025	243,000	—	—	—	—	243,000
Chief Executive Officer	2024	243,000	—	—	—	—	243,000
	2023	243,000	—	—	—	—	243,000
Christopher Lee	2025	88,614	—	5,610	—	—	94,224
Chief Financial Officer	2024	87,543	—	19,360	—	—	106,903
	2023	89,151	—	35,050	—	—	124,201

(1)
The amount reported in this column represent the grant date fair value of the RSUs granted in the fiscal years ended August 31, 2025, 2024 and 2023, respectively, calculated in accordance with FASB ASC Topic 718. Each restricted stock unit award was granted pursuant to our 2010 Plan.

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

During the fiscal year ended August 31, 2025, none of our named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information (other than a Form 8-K that disclosed a material new option award grant under Item 5.02(e)), and ending one business day after the filing or furnishing of such reports.

Outstanding Equity Awards at Fiscal Year‑End

The following table sets forth the outstanding equity awards held by our named executive officers as of the fiscal year ended August 31, 2025.

	Option Awards				Stock Awards
Equity
			Equity					Market	Incentive
			Incentive					Value of	Awards:
			Plan					Shares	Market or
			Awards:			Number of		or	Payout Value
	Number of	Number of	Number of			Shares or		Units of	of Unearned
	Securities	Securities	Securities			Units		Stock	Shares, Units
	Underlying	Underlying	Underlying			of Stock		That	or Other
	Unexercised	Unexercised	Unexercised	Option		That		Have	Rights That
	Options	Options	Unearned	Exercise	Award	Have Not		Not	Have Not
Name	Exercisable	Un-exercisable	Options	Price ($)	Date	Vested (1)		Vested ($)(2)	Vested ($)
Trung T. Doan	—	—	—	—	—	—		—	—
Christopher Lee	—	—	—	—	07/10/25	8,000	(3)	14,960	—

(1)
Represents RSU awards granted pursuant to our 2010 Plan.
(2)
Amounts calculated using the closing market price of a share of our common stock as of August 31, 2025, which was $1.87.
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

Pay Versus Performance

As required by Item 402(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Pay Versus Performance Rules”), we are providing the following information about the relationship between executive compensation actually paid and the financial performance of the Company. This disclosure has been prepared in accordance with the Pay Versus Performance Rules and does not necessarily reflect how the Compensation Committee evaluates compensation decisions. Because we are a “smaller reporting company” as defined under the U.S. federal securities laws, in accordance with the smaller reporting rules under Item 402(v) of Regulation S-K, the Company has provided the information required by Item 402(v) of Regulation S-K for two fiscal years and is not required to provide disclosure under Item 402(v)(2)(iv), (v)(5), (v)(2)(vi) or (v)(6).

Year(1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO(2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs(2)(4)	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(5)	Net Income (Loss) ($ in thousands)
2025	$243,000	$243,000	$94,224	$103,804	$38.17	$(1,130)
2024	$243,000	$243,000	$106,903	$87,560	$22.41	$(2,036)
2023	$243,000	$243,000	$124,201	$98,537	$33.33	$(2,726)
(1)
The following table lists the PEO and non-PEO NEOs for each of fiscal years 2025, 2024 and 2023.

Year	PEO	Non-PEO NEOs
2025	Trung T. Doan	Christopher Lee
2024	Trung T. Doan	Christopher Lee
2023	Trung T. Doan	Christopher Lee

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
(3)
The following table shows the amounts deducted from and added to the Summary Compensation Table total to calculate “compensation actually paid” to Mr. Doan in accordance with the Pay Versus Performance Rules:

Year	Summary Compensation Table Total for PEO	Change in Pension Value	Pension Service Cost	Reported Value of Equity Awards	Year End Fair Value of Equity Awards Granted in the Year and Unvested at Year End	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value	Compensation Actually Paid to PEO
2025	$243,000	—	—	—	—	—	—	—	—	—	$243,000
2024	$243,000	—	—	—	—	—	—	—	—	—	$243,000
2023	$243,000	—	—	—	—	—	—	—	—	—	$243,000
(4)
The following table shows the amounts deducted from and added to the average Summary Compensation Table total compensation to calculate the average “compensation actually paid” to our non-PEO NEOs in accordance with the Pay Versus Performance Rules:

Year	Average Summary Compensation Table Total for Non-PEO NEOs	Average Change in Pension Value	Average Pension Service Cost	Average Reported Value of Equity Awards	Average Year End Fair Value of Equity Awards Granted in the Year and Unvested at Year End	Average Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Average Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Average Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Average Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Average Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value	Average Compensation Actually Paid to Non-PEO NEOs
2025	$94,224	—	—	$(5,610)	$14,960	$—	$—	$230	—	—	$103,804
2024	$106,903	—	—	$(19,360)	$4,050	$(1,170)	$0	$(2,863)	—	—	$87,560
2023	$124,201	—	—	$(35,050)	$12,180	$(2,610)	$2,600	$(2,784)	—	—	$98,537
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

Compensation and Cumulative Total Shareholder Return

The following chart sets forth the relationship between PEO compensation, the average compensation of our Non-PEO NEOs, and the Company’s cumulative total shareholder return (“TSR”) for the years ended August 31, 2025, 2024 and 2023.

Compensation and Net Income

The following chart sets forth the relationship between PEO compensation, the average compensation of our Non-PEO NEOs, and the Company’s net income for the years ended August 31, 2025, 2024 and 2023.

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

Director Compensation Table

The following table sets forth the total compensation for our non‑employee directors for the year ended August 31, 2025:

	Fees Earned or		All Other
Name	Paid in Cash ($)	Stock Awards ($)(2)	Compensation ($)	Total ($)
Dr. Edward Kuan Hsiung Hsieh	—	6,400	—	6,400
Walter Michael Gough	—	6,400	—	6,400
Dr. Chris Chang Yu	—	6,400	—	6,400
Scott R. Simplot (1)	—	—	—	—

(1)
Mr. Simplot waived any right to compensation.
(2)
The amount reported in this column represent the grant date fair value of the RSUs granted in the fiscal year ended August 31, 2025, calculated in accordance with FASB ASC Topic 718. Each restricted stock unit award was granted pursuant to our 2010 Plan. Unless otherwise specified, each restricted stock unit award will vest in four equal installments commencing on the grant date, 100% of the stock units shall immediately vest on the date of the 2026 annual meeting, subject to continued service through the vesting date, provided that the restricted stock units will fully vest if we are subject to a change in control during their service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 20, 2025 with respect to:

•
each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of November 20, 2025 and RSUs that will vest within 60 days of November 20, 2025, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or group holding options and RSUs, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

Unless otherwise indicated by the footnotes below, we believe, based on the information furnished to us, that each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Percentage of ownership is based on 8,226,153 shares of common stock outstanding as of November 20, 2025.

Unless otherwise indicated in the footnotes to the table, the address of each individual listed in the table is c/o SemiLEDs Corporation, 3F, No.11, Ke Jung Rd., Chu‑Nan Site, Hsinchu Science Park, Chu‑Nan 350, Miao‑Li County, Taiwan, R.O.C.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent
5% Stockholders:
Simplot Taiwan, Inc.	4,716,188	(1)	57.3%
J.R. Simplot Company

Trung Tri Doan	4,716,188	(2)	57.3%

Executive Officers and Directors:
Trung Tri Doan	4,716,188	(2)	57.3%
Walter Michael Gough	36,068	(3)	*
Dr. Edward Kuan Hsiung Hsieh	48,571	(3)	*
Scott R. Simplot	4,716,188	(1)	57.3%
Dr. Chris Chang Yu	5,000	(3)	*
Christopher Lee	26,800	(4)	*

All executive officers and directors as a group (6 persons)	4,832,627		58.7%

* Indicates beneficial ownership of less than 1%.

(1)
Based on Schedule 13D/As filed with the SEC on March 4, 2025. Represents beneficial ownership of 4,716,188 shares consisting of (i) 3,168,190 shares held of record by Simplot Taiwan, Inc., a wholly owned subsidiary of Simplot Company of which Scott R. Simplot is Chairman, (ii) 31,036 shares held of record by JRS Properties, of which Mr. Simplot is one of the managers of the sole general partner, JRS Management, (iii) 1,389,821 shares held of record by Mr. Doan and which may be attributable to Mr. Simplot by virtue of his relationships with Simplot Taiwan, Inc. and JRS Properties III LLLP, both of which are parties to the Voting Agreement dated June 3, 2024 (the “Voting Agreement”), and (iv) 127,141 shares held of record by the Trung Doan 2010 GRAT and which may be attributable to Mr. Simplot by virtue of his relationships with Simplot Taiwan, Inc. and JRS Properties III LLLP, both of which are parties to the Voting Agreement. Mr. Simplot is the Chairman of the Simplot Company and a manager of JRS Management. Accordingly, Mr. Simplot may be deemed to have shared voting power over 4,716,188 shares and shared dispositive power over

3,199,226 shares. Mr. Simplot disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Simplot Taiwan, Inc. is 1099 West Front Street, Boise, Idaho 83702.
(2)
Based on a Schedule 13D/A filed with the SEC on March 4, 2025. Includes (1) 127,141 shares owned directly by The Trung Doan 2010 GRAT, of which Mr. Doan is the sole trustee and (2) 1,389,821 shares held directly by Mr. Doan. Also includes 31,036 shares directly owned by JRS Properties III LLLP and 3,168,190 shares directly held by Simplot Taiwan, Inc,, which may be attributable to Mr. Doan by virtue of the Voting Agreement. Accordingly, Mr. Doan may be deemed to have shared voting power over 4,716,188 shares and sole dispositive power over 1,516,962 shares. Mr. Doan disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(3)
Includes 2,500 restricted stock units that will vest within 60 days.
(4)
Includes 1,000 restricted stock units that will vest within 60 days.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of August 31, 2025. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands)			(in thousands)
Equity compensation plans approved by security holders	98	(1)	$2.39	444
Equity compensation plans not approved by security holders	—		—	—
Total	98			444

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

Loan Agreements with Chief Executive Officer and Significant Stockholder

On January 8, 2019, the Company entered into secured loan agreements with Trung Doan, its Chairman and Chief Executive Officer and J.R. Simplot Company, its largest shareholder, with aggregate amounts of $1.7 million and $1.5 million, respectively, and an annual interest rate of 8% (the “Loan Agreements”). The Loan Agreements are secured by a second priority security interest on the Company’s headquarters building. The maturity date of the Loan Agreements were January 14, 2021 and January 22, 2021, respectively. On January 16, 2021, the maturity date of the Loan Agreements was extended with same terms and interest rate for one year to January 15, 2022, and on January 14, 2022, the maturity date of the Loan Agreements was extended again with same terms and interest rate for one more year to

January 15, 2023. On January 13, 2023, the maturity date of the Loan Agreements was further extended with same terms and interest rate for one year to January 15, 2024.

On January 7, 2024, J.R. Simplot Company entered into an assignment agreement (the “Assignment”) pursuant to which J.R. Simplot assigned and transferred all of its right, title and interest in and to the Loan Agreement to Simplot Taiwan Inc., in accordance with and subject to the terms and conditions of the Loan Agreement.

On January 7, 2024, the Company entered into the Fourth Amendment to the Loan Agreements with each of Simplot Taiwan Inc. and Trung Doan. The Fourth Amendment to the Loan Agreement with Simplot Taiwan Inc. (i) extended the maturity date to January 15, 2025, and (ii) upon mutual agreement of the Company and Simplot Taiwan Inc., permitted the Company to repay any principal amount or accrued interest, in an amount not to exceed $400,000, by issuing shares of the Company’s common stock in the name of Simplot Taiwan Inc. as partial repayment of the Loan Agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement with Simplot Taiwan Inc. remained the same. The Fourth Amendment to the Loan Agreement with Trung Doan amended the loan's maturity date with same terms and interest rate to January 15, 2025. All other terms and conditions of the Loan Agreement with Trung Doan remained the same.

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

On July 3, 2024, the Company and Trung Doan entered into the Sixth Amendment to the Loan Agreement. The Sixth Amendment to the Loan Agreement amended the Loan Agreement to permit the Company, upon the mutual agreement of the Company and Trung Doan, to repay a portion of the principal amount or accrued interest under the Loan Agreement, by issuing shares of the Company’s common stock to Trung Doan as partial repayment of the Loan Agreement at a price per share equal to the closing price of the Company’s common stock immediately preceding the business day of the payment notice date. All other terms and conditions of the Loan Agreement, as amended by the Sixth Amendment to the Loan Agreement, remained the same. On January 15, 2025, the Company entered into the Seventh Amendment to the Loan Agreement with Trung Doan and Fifth Amendment to the Loan Agreement with Simplot Taiwan Inc. to extend the maturity dates to January 15, 2026. All other terms and conditions of the Loan Agreements remained the same.

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

As of August 31, 2025, the aggregate principal balance of the loan agreement with Trung Doan was $500 thousand, and the aggregate principal balance of the loan agreement with Simplot Taiwan was $300 thousand.

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

As of August 31, 2025, the shares subject to the Voting Agreement represent approximately 57% of the voting power of our common stock.

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

Director Independence

The published listing requirements of Nasdaq dictate that a majority of the Board be comprised of independent directors whom our Board has determined have no material relationship with our Company and who are otherwise “independent” directors under those listing requirements. Our current Board consists of the five persons listed above. The Board has determined that Dr. Hsieh, Mr. Gough and Dr. Yu each qualify as an independent director under applicable Nasdaq and SEC rules.

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

Transactions Considered in Independence Determinations

In making its independence determinations, the Board considered transactions that occurred since the beginning of fiscal year 2022 between the Company and entities associated with the independent directors or members of their immediate family. All identified transactions that appeared to relate to the Company and a family member of, or entity with a known connection to, a director were presented to the Board for consideration.

None of Dr. Hsieh, Mr. Gough or Dr. Yu were disqualified from “independent” status under the objective tests. In making its subjective determination that Dr. Hsieh, Mr. Gough and Dr. Yu are independent, the Board reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management. The Board considered the transactions in the context of the Nasdaq objective standards, the special standards established by the SEC for members of audit committees, and the SEC standards for compensation committee members. Based on all of the foregoing, as required by the Nasdaq rules, the Board made a subjective determination that, because of the nature of the director’s relationship with the entity and/or the amount involved, no relationships exist that, in the opinion of the Board, would impair Dr. Hsieh, Mr. Gough or Dr. Yu’s independence. Mr. Simplot controls a majority of the voting power of the Company, so he is not deemed independent.

Item14. Principal Accountant Fees and Services

Changes in Registrant’s Certifying Accountant

On July 10, 2025, KCCW Accountancy Corp. (“KCCW”) resigned as independent registered public accounting firm of SemiLEDs Corporation, as it was exiting the public company audit practice. On July 10, 2025, the audit committee of the board of directors of the Company engaged YCM CPA INC. (“YCM”) as the Company’s new independent registered public accounting firm, as described below.

During our most recent fiscal year and through the date of dismissal, (a) we had no disagreements with KCCW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of KCCW would have caused it to make reference to the subject matter of the disagreement in connection with its reports, and (b) there were no “reportable events” as defined in Item 304(a)(l)(v) of Regulation S-K.

The Company provided KCCW a copy of the statements made in response to the disclosure required by Item 4.01 of Form 8-K and requested KCCW to furnish it with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not KCCW agrees with such statements.

Neither the Company, nor anyone on its behalf, has consulted with YCM regarding (i) the type of final audit opinion that might be rendered on the Company’s financial statements and neither a written report nor oral advice was provided to the Company that YCM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Fees Billed by Independent Registered Public Accounting Firm

The following table shows the fees and related expenses for audit and other services provided by YCM CPA Inc. and KCCW Accountancy Corp and its subsidiaries billed for fiscal year 2025 and 2024. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2025 and 2024, 100% of the audit related services, tax services and all other services provided by YCM CPA Inc. and KCCW Accountancy Corp. for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

	YCM CPA Inc.	KCCW Accountancy Corp	KCCW Accountancy Corp
	Fiscal Years Ended August 31, 2025	Fiscal Years Ended August 31, 2025	Fiscal Years Ended August 31, 2024
Audit Fees	$113,000	$48,000	$161,000
Tax Fees	—	7,000	7,000
Total	$113,000	$55,000	$168,000

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

The Audit Committee concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of YCM CPA Inc. and KCCW Accountancy Corp.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(2) Exhibits:

Exhibit						Filed
No	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certification of Incorporation of Registrant	S-1/A	333‑168624	3.1(c)	November 22, 2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8‑K	001-34992	3.1	April 15, 2016

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-34992	3.1	July 3, 2018

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-34992	3.1	October 16, 2024

3.5	Amended and Restated Bylaws of Registrant	S‑1/A	333‑168624	3.2(b)	November 22, 2010

3.6	Amendment No.1 to the Bylaws of Registrant	8-K	001-34992	3.1	October 16, 2024

4.1	Form of Common Stock Certificate	S‑1/A	333‑168624	4.1	November 22, 2010

4.2 (d)	Description of the Registrant’s Securities Under Section 12 of the Exchange Act	10-K	001-34992	4.2(d)	November 20, 2019

10.3†	Amended and Restated Employment Agreement with Trung T. Doan, dated March 15, 2005	S‑1	333‑168624	10.3	August 6, 2010

10.4†	SemiLEDs Corporation 2010 Equity Incentive Plan, Stock Unit Grant Agreement (Director Form)	8‑K	001‑34992	99.1	February 9, 2012

10.5†	SemiLEDs Corporation 2010 Equity Incentive Plan, Form of Stock Unit Agreement (Officer Form)	8‑K	001‑34992	99.1	February 24, 2012

10.6	Form of Proprietary Information and Inventions Agreement	S‑1/A	333‑168624	10.8	September 14, 2010

10.7	Form of Non‑competition Agreement	S‑1/A	333‑168624	10.9	September 14, 2010

10.8†	Form of Option Agreement for the 2010 Equity Incentive Plan	S‑1/A	333‑168624	10.10	November 16, 2010

10.9†	Form of Indemnification Agreement with directors and officers	S‑1/A	333‑168624	10.11	October 26, 2010

10.10	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and Trung Doan	10-Q	001-34992	10.1	January 11, 2019

10.11	Loan Agreement dated January 8, 2019 between SemiLEDs Corporation and J. R. Simplot Company	10-Q	001-34992	10.2	January 11, 2019

10.12	The First Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)	10-K	001-34992	10.12	November 20, 2019

10.13	The Second Loan Agreement between Mega International Commercial Bank and SemiLEDs Optoelectronics Co., Ltd. dated July 5, 2019 (translation)	10-K	001-34992	10.13	November 20, 2019

10.14	Amendment to Convertible Unsecured Promissory Note dated May 26, 2021 to Trung Doan	10-K	001-34992	10.14	November 29, 2021

10.15	Amendment to Convertible Unsecured Promissory Note dated May 26,2021 to Simplot Taiwan Inc.	10-K	001-34992	10.15	November 29, 2021

10.16	Second Amendment to Convertible Unsecured Promissory Note dated May 26, 2022 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	1.1	May 26, 2022

10.17	Second Amendment to Convertible Unsecured Promissory Note dated May 26, 2022 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	1.2	May 26, 2022

10.18	Third Amendment to Convertible Unsecured Promissory Note dated June 6, 2023 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	10.1	June 6, 2023

10.19	Third Amendment to Convertible Unsecured Promissory Note dated June 6, 2023 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.2	June 6, 2023

10.20	Second Amendment to Loan Agreement dated January 14, 2022 between SemiLEDs Corporation and J.R. Simplot Company	8‑K	001-34992	1.1	January 18, 2022

10.21	Second Amendment to Loan Agreement dated January 14, 2022 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	1.2	January 18, 2022

10.22	Third Amendment to Loan Agreement dated January 13, 2023 between SemiLEDs Corporation and J.R. Simplot Company	8‑K	001-34992	1.1	January 18, 2023

10.23	Third Amendment to Loan Agreement dated January 13, 2023 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	1.2	January 18, 2023

10.24	2010 Equity Incentive Plan, as amended March 17, 2023	DEF14A	001-34992	1.1	April 7, 2023

10.25	Fourth Amendment to Convertible Unsecured Promissory Note dated January 5, 2024 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	10.1	January 9, 2024

10.26	Fourth Amendment to Convertible Unsecured Promissory Note dated January 5, 2024 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.2	January 9, 2024

10.27	Fourth Amendment to Loan Agreement dated January 7, 2024 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	10.3	January 9, 2024

10.28	Fourth Amendment to Loan Agreement dated January 7, 2024 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.4	January 9, 2024

10.29	Assignment of Loan Agreement dated January 7, 2024	8‑K	001-34992	10.5	January 9, 2024

10.30	Fifth Amendment to Loan Agreement dated February 9, 2024 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.1	February 20, 2024

10.31	Sixth Amendment to Loan Agreement dated July 3, 2024 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.1	July 8, 2024

10.32	Fifth Amendment to Loan Agreement dated January 15, 2025 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	10.1	January 15, 2025

10.33	Seventh Amendment to Loan Agreement dated January 15, 2025 between SemiLEDs Corporation and Trung Doan	8‑K	001-34992	10.2	January 15, 2025

10.34	Sixth Amendment to Loan Agreement dated February 28, 2025 between SemiLEDs Corporation and Simplot Taiwan Inc.	8‑K	001-34992	10.1	February 28, 2025

10.35	Letter from KCCW Accountancy Corp.	8‑K	001-34992	16.1	July 11, 2025

10.36	Insider Trading Policy	10‑K	001-34992	19.1	November 27, 2024

10.37	Compensation Recovery Policy	10‑K	001-34992	97	November 27, 2024

21	Subsidiaries of the Registrant					X

23.1	Consent of KCCW Accountancy Corp, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a)/15d‑14(a)					X

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: November 28, 2025	SemiLEDs Corporation

	By:	/s/ TRUNG TRI DOAN
Trung Tri Doan Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TRUNG TRI DOAN	Chairman and Chief Executive Officer (Principal Executive Officer)	November 28, 2025
Trung Tri Doan

/s/ CHRISTOPHER LEE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 28, 2025
Christopher Lee

/s/ SCOTT R. SIMPLOT	Director	November 28, 2025
Scott R. Simplot

/s/ DR. EDWARD KUAN HSIUNG HSIEH	Director	November 28, 2025
Dr. Edward Kuan Hsiung Hsieh

/s/ GOUGH WALTER MICHAEL	Director	November 28, 2025
Gough Walter Michael

/s/ DR. CHRIS CHANG YU	Director	November 28, 2025
Dr. Chris Chang Yu

SEMILEDS CORPORATION

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

	Years Ended
	August 31,
	2025	2024
	(In thousands)
Allowance for Doubtful Accounts (Including Related Parties):
Beginning balance	$173	$173
Charged to bad debt expense	115	—
Write-downs charged against the allowance	(115)
Effect of exchange rate changes	7	—
Ending balance	$180	$173

	Years Ended
	August 31,
	2025	2024
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
Beginning balance	$19,448	$23,777
Charged to income tax expense	(3,355)	4,904
Net operating loss carryforward expired	(2,704)	(10,189)
Effect of exchange rate changes	(2,595)	956
Ending balance	$10,794	$19,448