Form 10-Q
period 2025-11-30
SemiLEDs Corp
filed 2026-01-14
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,226,153 shares of common stock, par value $0.0000056 per share, outstanding as of January 6, 2026.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended November 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	November 30,	August 31,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,889	$2,593
Accounts receivable (including related parties), net of allowance for doubtful accounts of $176 and $180 as of November 30, 2025 and August 31, 2025, respectively	1,867	3,588
Inventories, net	3,923	4,776
Prepaid expenses and other current assets	1,567	345
Total current assets	10,246	11,302
Property, plant and equipment, net	2,497	2,713
Operating lease right of use assets	1,076	1,141
Intangible assets, net	109	100
Investments in unconsolidated entities	55	65
Other assets	248	272
TOTAL ASSETS	$14,231	$15,593
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,262	$1,274
Accounts payable	1,586	5,027
Accrued expenses and other current liabilities	6,778	3,776
Other payable to related parties	1,152	1,161
Operating lease liabilities, current portion	139	145
Total current liabilities	10,917	11,383
Long-term debt, excluding current installments	308	434
Operating lease liabilities, less current portion	937	996
Total liabilities	12,162	12,813
Commitments and contingencies (Note 5)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0000056 par value—15,000 shares authorized; 8,226 shares issued and outstanding as of November 30, 2025 and August 31, 2025	—	—
Additional paid-in capital	188,978	188,939
Accumulated other comprehensive income	3,644	3,652
Accumulated deficit	(190,553)	(189,811)
Total shareholders' equity	2,069	2,780
TOTAL LIABILITIES AND EQUITY	$14,231	$15,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended
	November 30, 2025	November 30, 2024
Revenues, net	$2,569	$1,261
Cost of revenues	2,551	1,001
Gross profit	18	260
Operating expenses:
Research and development	356	221
Selling, general and administrative	703	696
Gain on disposals of long-lived assets, net	(30)	—
Total operating expenses	1,029	917
Loss from operations	(1,011)	(657)
Other income (expenses):
Investment loss from unconsolidated entities	(9)	(3)
Interest expenses, net	(12)	(67)
Other income, net	269	282
Foreign currency transaction gain (loss), net	21	(102)
Total other income, net	269	110
Loss before income taxes	(742)	(547)
Income tax expense	—	—
Net loss	$(742)	$(547)
Net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.09)	$(0.08)
Shares used in computing net loss per share attributable to SemiLEDs stockholders:
Basic and diluted	8,226	7,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands of U.S. dollars)

	Three Months Ended
	November 30, 2025	November 30, 2024
Net loss	$(742)	$(547)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(8)	(15)
Comprehensive loss	$(750)	$(562)
Comprehensive loss attributable to noncontrolling interests	$—	$(1)
Comprehensive loss attributable to SemiLEDs stockholders	$(750)	$(561)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

For the three months ended November 30, 2025 and 2024

						Accumulated		Total
					Additional	Other		SemiLEDs	Non-
	Common Stock		Common Stock - To Be Issued		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2025	8,226	$—	—	$—	$188,939	$3,652	$(189,811)	$2,780	$—	$2,780
Stock-based compensation	—	—	12	—	39	—	—	39	—	39
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(742)	(742)	—	(742)
BALANCE—November 30, 2025	8,226	—	12	—	$188,978	$3,644	$(190,553)	$2,069	$—	$2,069

						Accumulated		Total
					Additional	Other		SemiLEDs	Non-
	Common Stock		Common Stock - To Be Issued		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2024	7,212	$—	—	$—	$187,337	$3,545	$(188,681)	$2,201	$48	$2,249
Stock-based compensation	—	—	13	—	25	—	—	25	—	25
Change ownership in SBDI	—	—	—	—	(85)	—	—	(85)	(47)	(132)
Comprehensive loss:								—
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)	(1)	(15)
Net loss	—	—	—	—	—	—	(547)	(547)	—	(547)
BALANCE—November 30, 2024	7,212	—	13	—	$187,277	$3,531	$(189,228)	$1,580	$—	$1,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three Months Ended
	November 30, 2025	November 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(742)	$(547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	181	156
Stock-based compensation expense	39	25
Provisions for inventory write-downs	152	96
Gain on disposals of long-lived assets, net	(30)	—
Investment loss from unconsolidated entities	9	3
Changes in:
Accounts receivable	1,642	154
Inventories	582	(301)
Prepaid expenses and other assets	(1,220)	42
Accounts payable	(3,174)	198
Accrued expenses and other current liabilities	2,922	16
Net cash provided by (used in) operating activities	361	(158)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30)	(118)
Proceeds from sales of property, plant and equipment	30	—
Payments for development of intangible assets	(1)	(4)
Net cash used in investing activities	(1)	(122)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(116)	(112)
Acquisition of noncontrolling interests	—	(132)
Net cash used in financing activities	(116)	(244)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	47	99
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	291	(425)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	2,770	1,840
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$3,061	$1,415
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$13
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$—	$7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

As of November 30, 2025, SemiLEDs had one wholly owned operating subsidiary, Taiwan Bandaoti Zhaoming Co., Ltd., which conducts its research, development, manufacturing, marketing and sale of LED components and employs the Company’s employees.

SemiLEDs’ common stock trades on the NASDAQ Capital Market under the symbol “LEDS”.

2. Summary of Significant Accounting Policies

Basis of Presentation —The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the rules and regulations of the SEC. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 28, 2025. The unaudited condensed consolidated balance sheet as of August 31, 2025 included herein was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of November 30, 2025, the unaudited condensed statements of operations and comprehensive loss for the three months ended November 30, 2025 and 2024, the unaudited condensed statement of changes in equity for the three months ended November 30, 2025 and 2024, and the unaudited condensed statements of cash flows for the three months ended November 30, 2025 and 2024. The results for the three months ended November 30, 2025 are not necessarily indicative of the results to be expected for the year ending August 31, 2026.

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

The Company suffered losses from operations of $1.6 million and $2.9 million, and net cash provided by operating activities of $2.2 million and net cash used in operating activities of $361 thousand, for the years ended August 31, 2025 and 2024, respectively. These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $2.4 million for the year ended August 31, 2025 compared to $1.1 million for the year ended August 31, 2024. On November 30, 2025, the Company’s cash and cash equivalents had increased to $2.9 million compared to $1.2 million on November 30, 2024. Further, loss from operations for the three months ended November 30, 2025 and 2024 was $1.0 million and $657 thousand, respectively. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

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

Restricted Cash Equivalents —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan, including compensating balances required under the Company's long-term loan requirements. As of November 30, 2025 and August 31, 2025, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $172 thousand and $177 thousand, respectively.

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

Gross Versus Net Revenue —ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether an entity is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which an entity controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent. Under the guidance when another party is involved in providing a good or service to a customer, an entity is a principal if the entity obtains control of the asset or right to a service performed by the other party.

The Company’s revenues were substantially derived from buy-sell purchase orders of equipment.

Under buy-sell purchase orders, the Company purchases certain machinery and equipment (the Goods) from vendors and sells them to customers. Control of the Goods, including title and risk of loss, transfers to customers upon delivery at their designated seaport, and the Company has discretion in establishing prices. Accordingly, revenue from these transactions is recognized at the gross sales price.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the United States or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. U.S. accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of November 30, 2025 and August 31, 2025, the Company had no cash in excess of FDIC insured limits. The Company maintains cash in state-owned banks in Taiwan, where the insurance coverage of each bank is NTD$3,000,000 (approximately $95,500). As of November 30, 2025 and August 31, 2025, the Company had $2,504 thousand and $2,281 thousand cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts. As of November 30, 2025 and August 31, 2025, cash and cash equivalents of the Company consisted of the following (in thousands):

	November 30,	August 31,
Cash and Cash Equivalents by Location	2025	2025
United States;
Denominated in U.S. dollars	$187	$187
Taiwan;
Denominated in U.S. dollars	2,461	2,163
Denominated in New Taiwan dollars	27	112
Denominated in other currencies	214	131
Total cash and cash equivalents	$2,889	$2,593

During the three months ended November 30, 2025, the Company’s revenues were substantially derived from buy-sell purchase orders of equipment. Net revenues generated from buy-sell purchase orders of equipment represented 51% of the Company's revenues for the three months ended November 30, 2025. A significant portion of the Company’s revenues are derived from a limited number of customers, and sales are concentrated in a few select markets. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management’s assessment of the collectability of its customer accounts. Management regularly reviews the allowance by considering certain factors, such as historical experience, industry data, credit quality, ages of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Net revenues generated from sales to the top ten customers represented 96% of the Company’s total net revenues for the three months ended November 30, 2025 and 2024.

The Company’s revenues have been concentrated in a few select markets, including India, Japan, the Netherlands and the United States. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 93% and 85% of the Company’s net revenues for the three months ended November 30, 2025 and 2024, respectively.

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 shares to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) had been completely received in cash by SBDI. SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) did not subscribe for the newly issued common shares, and, as a result, the noncontrolling interest in Taiwan SemiLEDs increased from zero to 3.31%. From January 2019 to September 2020, Taiwan SemiLEDs purchased an additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, Taiwan SemiLEDs purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. On September 1, 2024, Taiwan SemiLEDs purchased the remaining 329,000 common shares of SBDI from non-controlling shareholders. On April 1, 2025, Taiwan Bandaoti Zhaoming Co., Ltd. merged with and into Taiwan SemiLEDs. Taiwan Bandaoti Zhaoming Co., Ltd. now functions as a division of Taiwan SemiLEDs with all property, obligations, and capital being transferred to Taiwan SemiLEDs. Taiwan SemiLEDs changed its company name to Taiwan Bandaoti Zhaoming Co., Ltd. after the merger. The noncontrolling interest in former Taiwan Bandaoti Zhaoming Co., Ltd. was zero as of November 30, 2025 and August 31, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 became effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted. Early adoption is permitted. The Company is currently evaluating the impact of the on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows.

3. Balance Sheet Components

Inventories

Inventories as of November 30, 2025 and August 31, 2025 consisted of the following (in thousands):

	November 30,	August 31,
	2025	2025
Raw materials	$361	$411
Work in process	925	1,051
Finished goods	2,637	3,314
Total	$3,923	$4,776

Inventory write-downs to estimated net realizable values were $152 thousand and $96 thousand for the three months ended November 30, 2025 and 2024, respectively.

Property, Plant and Equipment

Property, plant and equipment as of November 30, 2025 and August 31, 2025 consisted of the following (in thousands):

	November 30,	August 31,
	2025	2025
Buildings and improvements	$13,662	$14,010
Machinery and equipment	26,232	27,735
Leasehold improvements	159	163
Other equipment	2,252	2,339
Construction in progress	—	14
Total property, plant and equipment	42,305	44,261
Less: Accumulated depreciation and amortization	(39,808)	(41,548)
Property, plant and equipment, net	$2,497	$2,713

Intangible Assets

Intangible assets as of November 30, 2025 and August 31, 2025 consisted of the following (in thousands):

	November 30, 2025
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$614	$505	$109
Acquired technology	5	324	324	—
Total		$938	$829	$109

	August 31, 2025
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$614	$514	$100
Acquired technology	5	333	333	—
Total		$947	$847	$100

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of November 30, 2025 and August 31, 2025 consisted of the following (in thousands):

	November 30,	August 31,
	2025	2025
Accrued compensation and benefits	$2,121	$2,127
Customer deposits	3,952	796
Accrued business expenses	218	215
Accrued professional service fees	55	109
Other (individually less than 5% of total accrued expenses and other current liabilities)	432	529
Total	$6,778	$3,776

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of November 30, 2025 and August 31, 2025 consisted of the following (in thousands, except percentages):

	November 30, 2025		August 31, 2025
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments, net	47.62	$55	47.62	$65
Equity investment without readily determinable fair value - Beginning Balance		$—	Various	$876
Dissolution of investee		$—		$(876)
Equity investment without readily determinable fair value - Ending Balance		$—		$—
Total investments in unconsolidated entities		$55		$65

There were no dividends received from unconsolidated entities through November 30, 2025.

Equity Investments without Readily Determinable Fair Value

Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investment without readily determinable fair value.

All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuers. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. The impairment losses for the equity investments without readily determinable fair value were zero for the three months ended November 30, 2025 and 2024.

Equity Method Investments

In July 2023, Taiwan Bandaoti Zhaoming Co., Ltd, the Company’s subsidiary, had a board resolution to hold an equity interest in Yi Yang Optoelectronics Co., Ltd., accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. The Company owned 47.62% of the common shares of Yi Yang Optoelectronics Co., Ltd. as of both November 30, 2025 and August 31, 2025.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $41 thousand and $38 thousand for three months ended November 30, 2025 and 2024, respectively.

Balance sheet information related to the Company’s leases is presented below:

	November 30, 2025	August 31, 2025
Assets
Operating lease right of use assets	$1,076	$1,141
Liabilities
Operating lease liabilities, current	$139	$145
Operating lease liabilities, less current portion	937	996
Total	$1,076	$1,141

The following provides details of the Company’s lease expenses:

	Three Months Ended
	November 30, 2025	November 30, 2024
Operating lease expenses, net	$41	$38

Other information related to leases is presented below:

	Three Months Ended
	November 30, 2025	November 30, 2024
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$41	$38
Weighted Average Remaining Lease Term:
Operating leases	13.81 years	15.56 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of November 30, 2025 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2026	$120
2027	105
2028	83
2029	83
2030	75
Thereafter	744
Total future minimum lease payments, undiscounted	1,210
Less: Imputed interest	(134)
Present value of future minimum lease payments	$1,076

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $449 thousand and $461 thousand as of November 30, 2025 and August 31, 2025, respectively.

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

As of November 30, 2025, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under the 2010 Plan as of November 30, 2025 and 2024, respectively. As of November 30, 2025 and 2024, there were 429 thousand and 530 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

In November 2025, SemiLEDs granted 15 thousand restricted stock units to its directors, which vest 25% every three months from the vesting commencement date of November 27, 2025 and will become fully vested upon a change in control. The grant-date fair value of the restricted stock units was $2.406 per unit.

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

The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the market price of SemiLEDs’ common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several of the Company’s publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term. During the three months ended November 30, 2025 and 2024, the Company had no options granted, forfeited, or exercised. As of November 30, 2025 and 2024, the Company had no unvested stock options and the unrecognized compensation costs related to unvested stock options were nil.

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

A summary of the stock-based compensation expense for the three months ended November 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended
	November 30, 2025	November 30, 2024
Cost of revenues	$12	$8
Research and development	12	8
Selling, general and administrative	15	9
	$39	$25

7. Net Loss Per Share of Common Stock

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have an antidilutive effect on the net loss per share (in thousands of shares):

	Three Months Ended
	November 30, 2025	November 30, 2024
Stock units and stock options to purchase common stock	6	8

8. Income Taxes

The Company’s loss before income taxes for the three months ended November 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended
	November 30, 2025	November 30, 2024
U.S. operations	$(95)	$(138)
Foreign operations	(647)	(409)
Loss before income taxes	$(742)	$(547)

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions of the legislation that were effective for fiscal 2026 did not have a material impact on the Company's income tax expense for the three months ended November 30, 2025. The Company is currently assessing the impact of the provisions of the OBBBA that are effective in future years on its future consolidated financial statements.

As of both November 30, 2025 and August 31, 2025, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2020 through 2024 remain open in most jurisdictions. With few exceptions, as of November 30, 2025, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2020.

9. Related Party Transactions

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

On February 28, 2025, the Company repaid $1,200,000 and $400,000 of loan principal by delivering 722,891 shares and 240,963 shares of the Company’s common stock to Simplot Taiwan Inc. and Trung Doan, respectively, based on the closing price of $1.66 per share on February 27, 2025.

As of November 30, 2025 and August 31, 2025, these loans totaled $800 thousand.

10. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company has analyzed its operations subsequent to November 30, 2025 to the date these unaudited condensed consolidated financial statements were issued, finding that no material subsequent events need to be disclosed.

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

•
Our cash position.
•
Our ability to continue or grow with buy-sell revenue.
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

For more information on the significant risks that could affect the outcome of these forward-looking statements, see Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, or the 2025 Annual Report, and those contained in Part II, Item 1A of this Quarterly Report, and other information provided from time to time in our filings with the Securities and Exchange Commission, or the SEC.

The following discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes and other information included elsewhere in this Quarterly Report, in our 2025 Annual Report, and in other filings with the SEC.

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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including India, Japan, the Netherlands and the United States. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process. In addition, beginning in fiscal year 2025, we have entered into number buy-sell orders for equipment that we purchased and then sold to our customer.

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

These technical capabilities enable us to produce LED chips, LED components, LED modules and System products. We believe these capabilities and know-how should also allow us to reduce our manufacturing costs and our dependence on sapphire, a costly raw material used in the production of sapphire-based LED devices.

We were incorporated in the State of Delaware on January 4, 2005. We are a holding company for our wholly owned operating subsidiary, Taiwan Bandaoti Zhaoming Co., Ltd., which conducts our research, development, manufacturing, marketing and sale of LED components and employs the Company’s employees.

Recent Development

In the first quarter of fiscal 2026, we entered into buy-sell purchase orders pursuant to which we purchased equipment and then resold the goods to our customer. The revenue relating to these purchase orders was $1.3 million in the first quarter of fiscal 2026, and the associated cost of revenue was $1.2 million.

We anticipate buy-sell purchase orders in the second quarter of fiscal 2026. As a result of these purchase orders and associated uncertainty of the business, our revenue, cost of revenues, receivables, inventories and customer deposits over future quarters may vary significantly. In addition, if our shipments are delayed, revenue recognition may be delayed into future quarters. We cannot assure you when, or if, the revenue will be recognized, when payments will be received, or if we will receive further orders in the future.

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

•
Our ability to continue to innovate. As part of our growth strategy, we plan to continue to be innovative in product design, to deliver new products and to improve our manufacturing efficiencies. Our continued success depends on our ability to develop and introduce new, technologically advanced and lower cost products, such as more efficient, better performance LED components product. If we are unable to introduce new products that are commercially viable and meet rapidly evolving customer requirements or keep pace with evolving technological standards and market developments or are otherwise unable to execute our product innovation strategy effectively, we may not be able to take advantage of market opportunities as they arise, execute our business plan or be able to compete effectively. To differentiate ourselves from other LED package manufacturers, we are putting more resources towards module and system design. Along with our technical know-how in the chip and package sectors, we are able to further integrate electrical, thermal and mechanical manufacturing resources to provide customers with one-stop system services. Services include design, prototyping, OEM and ODM. Key markets that we intend to target at the system end include different types of UV LED industrial printers, aquarium lighting, medical applications, niche imaging light engines, horticultural lighting and high standard commercial lighting. The modules are designed for various printing, curing, and PCB exposure industrial equipment, providing uncompromised reliability and optical output. Our LED components include different sizes and wattage to accommodate different demands in the LED market.
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including India, Japan, the Netherlands and the United States. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three months ended November 30, 2025 and 2024, sales to our three largest customers, in the aggregate, accounted for 69% and 78% of our revenues, respectively.
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
•
Cash position. Our cash and cash equivalents increased to $2.9 million as of November 30, 2025 from $1.2 million as of November 30, 2024. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. Based on our current financial projections and assuming our outstanding notes are converted or extended, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Gross Versus Net Revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether an entity is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which an entity controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent. Under the guidance when another party is involved in providing a good or service to a customer, an entity is a principal if the entity obtains control of the asset or right to a service performed by the other party.

The Company’s revenues were substantially derived from buy-sell purchase orders of equipment.

Under buy-sell purchase orders, the Company purchases certain machinery and equipment (the Goods) from vendors and sells them to customers. Control of the Goods, including title and risk of loss, transfers to customers upon delivery at their designated seaport, and the Company has discretion in establishing prices. Accordingly, revenue from these transactions is recognized at the gross sales price.

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three months ended November 30, 2025 and 2024.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $152 thousand and $96 thousand for the three months ended November 30, 2025 and 2024, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On November 30, 2025, the exchange rate was 31.4 NT dollars to one U.S. dollar. On January 6, 2026, the exchange rate was 31.52 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended November 30, 2025 Compared to the Three Months Ended November 30, 2024

	Three Months Ended
	November 30, 2025		November 30, 2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$5	—%	$65	5%	$(60)	(92)%
LED components	692	27%	561	44%	131	23%
Lighting products	47	2%	59	5%	(12)	(20)%
Other revenues (1)	1,825	71%	576	46%	1,249	217%
Total revenues, net	2,569	100%	1,261	100%	1,308	104%
Cost of revenues	2,551	99%	1,001	79%	1,550	155%
Gross profit	$18	1%	$260	21%	$(242)	(93)%

____________________

(1) Other revenues for the three months ended November 30, 2025 primarily represent revenues attributable to buy-sell purchase orders of equipment, and other revenues for the three months ended November 30, 2024 primarily include revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS.

Revenues, net

Our revenues increased by 104% from $1.3 million for the three months ended November 30, 2024 to $2.6 million for the three months ended November 30, 2025. The increase in revenues was driven almost entirely by the $1.3 million increase in sales of other revenues as a result of buy-sell purchase orders of equipment.

Revenues attributable to the sales of our LED chips were $5 thousand and $65 thousand of our revenues for the three months ended November 30, 2025 and 2024, respectively. The decrease in sales of LED chips was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components were $692 thousand and $561 thousand for the three months ended November 30, 2025 and 2024, respectively. The increase in sales of LED components was primarily due to varying volumes sold for the LED components.

Revenues attributable to the sales of our lighting products were $47 thousand and $59 thousand for the three months ended November 30, 2025 and 2024, respectively. The decrease in sales of lighting products was primarily due to varying volumes sold for lighting products.

Revenues attributable to our other revenues were $1.8 million and $576 thousand of our revenues for the three months ended November 30, 2025 and 2024, respectively. The increase in other revenues was primarily due to buy-sell purchase orders of equipment.

Cost of Revenues

Our cost of revenues increased by 155% from $1.0 million for the three months ended November 30, 2024 to $2.5 million for the three months ended November 30, 2025. The increase in cost of revenues was due to the cost of equipment relating to buy-sell purchase orders of equipment.

Gross Profit

Our gross profit represented 1% and 21% of our revenues for the three months ended November 30, 2025 and 2024, respectively. The decrease in gross margin for the three months ended November 30, 2025 was primarily due to the buy-sell purchase orders of equipment, which have lower margins compared to sales of our products.

Operating Expenses

	Three Months Ended
	November 30, 2025		November 30, 2024
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$356	14%	$221	18%	$135	61%
Selling, general and administrative	703	27%	696	55%	7	1%
Gain on disposals of long-lived assets, net	(30)	(1)%	—	—%	(30)	100%
Total operating expenses	$1,029	40%	$917	73%	$112	12%

Research and development

Our research and development expenses increased from $221 thousand for the three months ended November 30, 2024 to $356 thousand for the three months ended November 30, 2025. The increase was primarily due to a $77 thousand increase in payroll expense and a $49 thousand increase in materials and supplies used in research and development.

Selling, general and administrative

Our selling, general and administrative expenses increased from $696 thousand for the three months ended November 30, 2024 to $703 thousand for the three months ended November 30, 2025. The increase was mainly attributable to a $28 thousand increase in shipping expense and a $22 thousand increase in cleaning expense, partially offset by a $48 thousand decrease in payroll expense.

Other Income

	Three Months Ended
	November 30, 2025		November 30, 2024
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment loss from unconsolidated entities	$(9)	—%	(3)	—%
Interest expenses, net	(12)	—	(67)	(5)%
Other income, net	269	10%	282	22%
Foreign currency transaction gain (loss), net	21	1%	(102)	(8)%
Total other income, net	$269	10%	$110	8%

Investment loss from unconsolidated entities Investment loss from unconsolidated entities increased from $3 thousand for the three months ended November 30, 2024 to $9 thousand for the three months ended November 30, 2025, primarily due to the decrease in the fair value of equity method investments.

Interest expenses, net Interest expenses, net, which primarily consisted of accrued interest payments on loans with our Chairman and Chief Executive Officer and our largest shareholder, decreased from $67 thousand for three months ended November 30, 2024 to $12 thousand for three months ended November 30, 2025. The decrease in interest expense, net was primarily due to the repayment $1.6 million of loan principal in fiscal year 2025.

Other income, net Other income, net decreased from $282 thousand for three months ended November 30, 2024 to $269 thousand for three months ended November 30, 2025, primarily due to reduced rental income.

Foreign currency transaction gain (loss), net We recognized a net foreign currency transaction gain of $21 thousand and a net foreign currency transaction loss of $102 thousand for three months ended November 30, 2025 and 2024, respectively, primarily due to the impact of fluctuations in the exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for both fiscal year 2026 and 2025, since Taiwan Bandaoti Zhaoming Co., Ltd. incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

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

Sources and Uses of Cash

As of November 30, 2025 and August 31, 2025, we had cash and cash equivalents of $2.9 million and $2.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We require cash to fund our operating expenses, working capital requirements and service our debts, including principal and interest.

As of January 6, 2026, we had no available credit facility.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes and loans from our Chairman and our largest shareholder, totaled $1.6 million and $1.7 million as of November 30, 2025 and August 31, 2025, respectively.

Our NT dollar denominated long-term notes totaled $769 thousand and $908 thousand as of November 30, 2025 and August 31, 2025, respectively. These long-term notes consist of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.415% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.795%

currently) and is available for operating capital. These loans are secured by an $80 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2025, our outstanding balance on this note payable was approximately $477 thousand.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of November 30, 2025, our outstanding balance on this note payable was approximately $292 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $1.6 million and $1.7 million as of November 30, 2025 and August 31, 2025, respectively.

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

As of November 30, 2025 and August 31, 2025, these loans totaled $800 thousand.

Working Capital

We have incurred significant losses since inception, including net loss attributable to SemiLEDs stockholders of $742 thousand and $547 thousand during the three months ended November 30, 2025 and 2024, respectively. Net cash provided by operating activities for the three months ended November 30, 2025 was $361 thousand. As of November 30, 2025, we had cash and cash equivalents of $2.9 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity to our stockholders.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Three Months Ended
	November 30, 2025	November 30, 2024
Net cash provided by (used in) operating activities	$361	$(158)
Net cash used in investing activities	$(1)	$(122)
Net cash used in financing activities	$(116)	$(244)

Cash Flows Provided by (Used In) Operating Activities

Net cash provided by operating activities for the three months ended November 30, 2025 was $361 thousand, and net cash used in operating activities for the three months ended November 30, 2024 was $158 thousand. The increase in cash flows provided by operating activities was primary attributable to a $2.9 million increase of accrued expenses, a $1.5 million decrease of accounts receivables, a $883 thousand decrease of inventory and a $56 thousand increase of inventory write downs, partially offset by a $3.4 million decrease of accounts payable, a $1.2 million increase of prepaid expenses and other current assets and a $195 thousand increase in net loss.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended November 30, 2025 and 2024 was $1 thousand and $122 thousand, respectively, primarily for the purchases of property, plant and equipment during each period.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended November 30, 2025 and 2024 was $116 thousand and $244 thousand, respectively. The decrease in cash flows used in financing activities was primarily due to the acquisition of noncontrolling interest of $132 thousand during the three months ended November 30, 2024.

Capital Expenditures

We had capital expenditures of $30 thousand and $118 thousand for the three months ended November 30, 2025 and 2024, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of November 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of November 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of November 30, 2025.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our 2025 Annual Report, other than as described below:

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

As of November 30, 2025, our stockholders’ equity was only $2.1 million, which is below the $2.5 million minimum. There can be no assurance that we will be able to regain and maintain compliance with Nasdaq’s continued listing requirements or that our common stock will not be delisted from Nasdaq.

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

In the first quarter of fiscal 2026, we entered into buy-sell purchase orders pursuant to which we purchased equipment and then resold the goods to our customer. The revenue relating to these purchase orders was $1.3 million, and the associated cost of revenue was $1.2 million.

We anticipate buy-sell purchase orders in the second quarter of fiscal 2026. As a result of these purchase orders and associated uncertainty of the business, our revenue, cost of revenues, receivables, inventories and customer deposits over future quarters may vary significantly. In addition, if our shipments are delayed, revenue recognition may be delayed into future quarters. We cannot assure you when, or if, the revenue will be recognized, when payments will be received, or if we will receive further orders in the future.

Trade matters, including tariffs, may impact our ability to compete cost-effectively.

Our operations are subject to complex trade and customs laws, regulations, and tax requirements. The countries in which our products are sold may impose duties, tariffs, or other restrictions from time to time on our sales or adversely change existing restrictions. For example, the United States has recently imposed substantial tariffs on goods imported from many countries, including a 20% tariff on goods imported from Taiwan. In fiscal year 2025, 1.6 percent of our products, by dollar value, were sold into the United States. The current political landscape, including with respect to the United States’ foreign policy priorities and relations with trading partners, has introduced greater uncertainty with respect to future tax and trade policy. We are unable to determine the impact that changes in tax and trade policy could have on our sales into the United States or other countries, but it could be material.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended November 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SEMILEDS CORPORATION
(Registrant)

Dated:	January 14, 2026	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)