Form 10-Q
period 2026-02-28
SemiLEDs Corp
filed 2026-04-14
CIK 1333822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,257,653 shares of common stock, par value $0.0000056 per share, outstanding as of April 6, 2026.

SEMILEDS CORPORATION

FORM 10-Q for the Quarter Ended February 28, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMILEDS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars and shares, except par value)

	February 28,	August 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,978	$2,593
Accounts receivable (including related parties), net of allowance for doubtful accounts of $177 and $180 as of February 28, 2026 and August 31, 2025, respectively	1,649	3,588
Inventories, net	4,885	4,776
Prepaid expenses and other current assets	1,937	345
Total current assets	12,449	11,302
Property, plant and equipment, net	2,353	2,713
Operating lease right of use assets	1,047	1,141
Intangible assets, net	110	100
Investments in unconsolidated entities	49	65
Other assets	252	272
TOTAL ASSETS	$16,260	$15,593
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current installments of long-term debt	$1,265	$1,274
Accounts payable	2,157	5,027
Accrued expenses and other current liabilities	8,924	3,776
Other payable to related parties	1,170	1,161
Operating lease liabilities, current portion	127	145
Total current liabilities	13,643	11,383
Long-term debt, excluding current installments	193	434
Operating lease liabilities, less current portion	920	996
Total liabilities	14,756	12,813
Commitments and contingencies (Note 5)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0000056 par value—15,000 shares authorized; 8,258 shares issued and outstanding as of February 28, 2026 and August 31, 2025	—	—
Additional paid-in capital	189,020	188,939
Accumulated other comprehensive income	3,640	3,652
Accumulated deficit	(191,156)	(189,811)
Total shareholders' equity	1,504	2,780
TOTAL LIABILITIES AND EQUITY	$16,260	$15,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of U.S. dollars and shares, except per share data)

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Revenues, net	$1,064	$10,872	$3,633	$12,133
Cost of revenues	1,058	9,869	3,609	10,870
Gross profit	6	1,003	24	1,263
Operating expenses:
Research and development	276	279	632	500
Selling, general and administrative	575	614	1,278	1,310
Gain on disposals of long-lived assets, net	—	—	(30)	—
Total operating expenses	851	893	1,880	1,810
(Loss) income from operations	(845)	110	(1,856)	(547)
Other income (expenses):
Investment loss from unconsolidated entities	(6)	(10)	(15)	(13)
Interest expenses, net	(22)	(42)	(34)	(109)
Other income, net	275	265	544	547
Foreign currency transaction (loss) gain, net	(5)	65	16	(37)
Total other income, net	242	278	511	388
(Loss) income before income taxes	(603)	388	(1,345)	(159)
Income tax expense	—	—	—	—
Net (loss) income	$(603)	$388	$(1,345)	$(159)
Net (loss) income per share attributable to SemiLEDs stockholders:
Basic and diluted	$(0.07)	$0.05	$(0.16)	$(0.02)
Shares used in computing net (loss) income per share attributable to SemiLEDs stockholders:
Basic and diluted	8,255	7,222	8,241	7,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net (loss) income	$(603)	$388	$(1,345)	$(159)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0 for all periods presented	(4)	(8)	(12)	(23)
Comprehensive (loss) income	$(607)	$380	$(1,357)	$(182)
Comprehensive (loss) income attributable to noncontrolling interests	$—	$—	$—	$(1)
Comprehensive (loss) income attributable to SemiLEDs stockholders	$(607)	$380	$(1,357)	$(181)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Equity

(In thousands of U.S. dollars and shares)

For the three and six months ended February 28, 2026 and 2025

						Accumulated		Total
					Additional	Other		SemiLEDs	Non-
	Common Stock		Common Stock - To Be Issued		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2025	8,226	$—	—	$—	$188,939	$3,652	$(189,811)	$2,780	$—	$2,780
Stock-based compensation	—	—	12	—	39	—	—	39	—	39
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(742)	(742)	—	(742)
BALANCE—November 30, 2025	8,226	—	12	—	188,978	3,644	(190,553)	2,069	—	2,069
Stock-based compensation	32	—	(12)	—	42	—	—	42	—	42
Comprehensive income:
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(603)	(603)	—	(603)
BALANCE—February 28, 2026	8,258	—	—	—	$189,020	$3,640	$(191,156)	$1,504	$—	$1,504

						Accumulated		Total
					Additional	Other		SemiLEDs	Non-
	Common Stock		Common Stock - To Be Issued		Paid-in	Comprehensive	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
BALANCE—September 1, 2024	7,212	$—	—	$—	$187,337	$3,545	$(188,681)	$2,201	$48	$2,249
Stock-based compensation	—	—	13	—	25	—	—	25	—	25
Change ownership in SBDI	—	—	—	—	(85)	—	—	(85)	(47)	(132)
Comprehensive loss:								—
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)	(1)	(15)
Net loss	—	—	—	—	—	—	(547)	(547)	—	(547)
BALANCE—November 30, 2024	7,212	—	13	—	187,277	3,531	(189,228)	1,580	—	1,580
Stock-based compensation	25	—	(13)	—	35	—	—	35	—	35
Issuance of common stock to repay long-term loan	964	—	—	—	1,600	—	—	1,600	—	1,600
Comprehensive income (loss):
Other comprehensive income (loss)	—	—	—	—	1	(9)	—	(8)	—	(8)
Net income	—	—	—	—	—	—	388	388	—	388
BALANCE—February 28, 2025	8,201	$—	—	$—	$188,913	$3,522	$(188,840)	$3,595	$—	$3,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Six Months Ended
	February 28, 2026	February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,345)	$(159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	355	312
Stock-based compensation expense	81	60
Provisions for inventory write-downs	278	146
Gain on disposals of long-lived assets, net	(30)	—
Investment loss from unconsolidated entities	15	13
Changes in:
Accounts receivable	1,850	131
Inventories	(480)	(10,197)
Prepaid expenses and other assets	(1,571)	(1,764)
Accounts payable	(2,793)	304
Accrued expenses and other current liabilities	5,204	12,401
Net cash provided by operating activities	1,564	1,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44)	(238)
Proceeds from sales of property, plant and equipment	30	—
Placement of refundable deposits	—	(1)
Payments for development of intangible assets	(2)	(19)
Net cash used in investing activities	(16)	(258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(230)	(221)
Acquisition of noncontrolling interests	—	(130)
Net cash used in financing activities	(230)	(351)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	63	70
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,381	708
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	2,770	1,840
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$4,151	$2,548
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$13
Cash paid for income taxes	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual related to property, plant and equipment	$—	$29
Reclassification of prepaid patent application costs to intangible assets	$18	$—
Issuance of common stock to repay long-term loan	$—	$1,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMILEDS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Business

SemiLEDs Corporation (“SemiLEDs” or the “parent company”) was incorporated in Delaware on January 4, 2005 and is a holding company for various wholly owned subsidiaries. SemiLEDs and its subsidiaries (collectively, the “Company”) develop, manufacture and sell high performance light emitting diodes (“LEDs”). The Company’s core products are LED components, LED modules and systems, as well as LED chips and lighting products. LED components, modules and systems have become the most important part of its business. A portion of the Company’s business consists of the sale of contract manufactured LED products. The Company’s customers are concentrated in a few select markets, including India, Japan, the United States and the Netherlands.

As of February 28, 2026, SemiLEDs had one wholly owned operating subsidiary, Taiwan Bandaoti Zhaoming Co., Ltd., which conducts its research, development, manufacturing, marketing and sale of LED components and employs the Company’s employees.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated balance sheet as of February 28, 2026, the unaudited condensed statements of operations and comprehensive loss for the three and six months ended February 28, 2026 and 2025, the unaudited condensed statement of changes in equity for the three and six months ended February 28, 2026 and 2025, and the unaudited condensed statements of cash flows for the six months ended February 28, 2026 and 2025. The results for the three or six months ended February 28, 2026 are not necessarily indicative of the results to be expected for the year ending August 31, 2026.

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

The Company suffered losses from operations of $1.6 million and $2.9 million, and net cash provided by operating activities of $2.2 million and net cash used in operating activities of $361 thousand, for the years ended August 31, 2025 and 2024, respectively. These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern, even though gross profit on product sales was $2.4 million for the year ended August 31, 2025 compared to $1.1 million for the year ended August 31, 2024. On February 28, 2026, the Company’s cash and cash equivalents had increased to $4.0 million compared to $2.4 million on February 28, 2025. Further, loss from operations was $845 thousand and $1.9 million for the three and six months ended February 28, 2026, respectively. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

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

Restricted Cash —Restricted cash primarily consists of cash held in reserved bank accounts in Taiwan, including compensating balances required under the Company's long-term loan requirements. As of February 28, 2026 and August 31, 2025, the Company’s restricted cash at noncurrent portion, which was recorded as other assets, amounted to $173 thousand and $177 thousand, respectively.

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

Gross Versus Net Revenue —ASC 606 provides guidance on proper recognition of principal versus agent considerations which are used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether an entity is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which an entity controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent. Under the guidance when another party is involved in providing a good or service to a customer, an entity is a principal if the entity obtains control of the asset or right to a service performed by the other party.

The Company’s revenues for the six months ended February 28, 2026 were significantly derived from buy-sell purchase orders of equipment.

Under buy-sell purchase orders, the Company purchases certain machinery and equipment (the “Goods”) from vendors and sells them to customers. Control of the Goods, including title and risk of loss, transfers to customers upon delivery at their designated seaport, and the Company has discretion in establishing prices. Accordingly, revenue from these transactions is recognized at the gross sales price.

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

The Company keeps its cash and cash equivalents in demand deposits with prominent banks of high credit quality and invests only in money market funds. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the United States or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. U.S. accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of February 28, 2026 and August 31, 2025, the Company had no cash in excess of FDIC insured limits. The Company maintains cash in state-owned banks in Taiwan, where the insurance coverage of each bank is NTD$3,000,000 (approximately $96,077). As of February 28, 2026 and August 31, 2025, the Company had $3,500 thousand and $2,281 thousand cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts. As of February 28, 2026 and August 31, 2025, cash and cash equivalents of the Company consisted of the following (in thousands):

	February 28,	August 31,
Cash and Cash Equivalents by Location	2026	2025
United States;
Denominated in U.S. dollars	$187	$187
Taiwan;
Denominated in U.S. dollars	3,572	2,163
Denominated in New Taiwan dollars	80	112
Denominated in other currencies	139	131
Total cash and cash equivalents	$3,978	$2,593

The Company’s revenues for the six months ended February 28, 2026 were significantly derived from buy-sell purchase orders of equipment. Net revenues generated from buy-sell purchase orders of equipment represented 36% of the Company's revenues for the six months ended February 28, 2026. A significant portion of the Company’s revenues are derived from a limited number of customers, and sales are concentrated in a few select markets. Management performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Management evaluates the need to establish an allowance for doubtful accounts for estimated potential credit losses at each reporting period. The allowance for doubtful accounts is based on the management’s assessment of the collectability of its customer accounts. Management regularly reviews the allowance by considering certain factors, such as historical experience, industry data, credit quality, ages of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Net revenues generated from sales to the top ten customers represented 89% and 91% of the Company’s total net revenues for the three and six months ended February 28, 2026, respectively, and 99% and 98% of the Company’s net revenues for the three and six months ended February 28, 2025, respectively.

The Company’s revenues have been concentrated in a few select markets, including India, Japan, the United States and the Netherlands. Net revenues generated from sales to customers in these markets, in the aggregate, accounted for 69% and 86% of the Company’s net revenues for the three and six months ended February 28, 2026, respectively, and 98% and 97% of the Company’s net revenues for the three and six months ended February 28, 2025, respectively.

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

On September 1, 2018, Taiwan Bandaoti Zhaoming Co., Ltd., formerly known as Silicon Base Development, Inc. (“SBDI”), the Company’s wholly owned operating subsidiary, issued 414,000 common shares and amended its certificate of incorporation to increase its common stock issued from 12,087,715 shares to 12,501,715 shares. As of the issuance date, the increased capital of $176 thousand (NT$5.4 million) had been completely received in cash by SBDI. SemiLEDs Optoelectronics Co., Ltd. (“Taiwan SemiLEDs”) did not subscribe for the newly issued common shares, and, as a result, the noncontrolling interest in Taiwan SemiLEDs increased from zero to 3.31%. From January 2019 to September 2020, Taiwan SemiLEDs purchased an additional 33,000 common shares of SBDI from non-controlling shareholders. From March 2022 to May 2022, Taiwan SemiLEDs purchased an additional 52,000 common shares of SBDI from non-controlling shareholders. On September 1, 2024, Taiwan SemiLEDs purchased the remaining 329,000 common shares of SBDI from non-controlling shareholders. On April 1, 2025, Taiwan Bandaoti Zhaoming Co., Ltd. merged with and into Taiwan SemiLEDs. Taiwan Bandaoti Zhaoming Co., Ltd. now functions as a division of Taiwan SemiLEDs with all property, obligations, and capital being transferred to Taiwan SemiLEDs. Taiwan SemiLEDs changed its company name to Taiwan Bandaoti Zhaoming Co., Ltd. after the merger. The noncontrolling interest in former Taiwan Bandaoti Zhaoming Co., Ltd. was zero as of February 28, 2026 and August 31, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 became effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. The Company adopted the ASU on a retrospective basis for all prior periods presented, and the adoption had no material effect on the unaudited condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. ASU 2025-05 provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods and should be applied prospectively. Early adoption is permitted. The Company adopted the ASU, and the adoption had no material effect on the unaudited condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). ASU 2025-06 updates the accounting guidance for internal-use software by eliminating references to software development project stages, thereby requiring companies to start capitalizing software costs when (i) management has authorized and committed to funding the project and (ii) it is probable the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. Amendments can be applied either (i) prospectively, (ii) through a modified transition approach based on the status projects and whether software costs were capitalized before the date of adoption, or (iii) retrospectively. The Company is currently evaluating the impact of ASU 2025-06 on its unaudited condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10 to provide specific authoritative guidance about the recognition, measurement, and presentation of a grant received by a business entity from a government. The amendments in this guidance require that a government grant received by a business entity should not be recognized until (1) it is probable that a business entity will comply with the conditions attached to the grant and the grant will be received and (2) a business entity meets the recognition guidance for a grant related to an asset or a grant related to income. Adoption of this standard is required using either a modified prospective, modified retrospective, or a retrospective approach. This standard is effective for the Company for both interim and annual reporting for the year ended December 31, 2029. The Company is currently evaluating the impact of ASU 2025-06 on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows.

3. Balance Sheet Components

Inventories

Inventories as of February 28, 2026 and August 31, 2025 consisted of the following (in thousands):

	February 28,	August 31,
	2026	2025
Raw materials	$371	$411
Work in process	880	1,051
Finished goods	3,634	3,314
Total	$4,885	$4,776

Inventory write-downs to estimated net realizable values were $126 thousand and $278 thousand for the three and six months ended February 28, 2026, respectively, and $50 thousand and $146 thousand for the three and six months ended February 28, 2025, respectively.

Property, Plant and Equipment

Property, plant and equipment as of February 28, 2026 and August 31, 2025 consisted of the following (in thousands):

	February 28,	August 31,
	2026	2025
Buildings and improvements	$13,744	$14,010
Machinery and equipment	26,359	27,735
Leasehold improvements	160	163
Other equipment	2,264	2,339
Construction in progress	—	14
Total property, plant and equipment	42,527	44,261
Less: Accumulated depreciation and amortization	(40,174)	(41,548)
Property, plant and equipment, net	$2,353	$2,713

Intangible Assets

Intangible assets as of February 28, 2026 and August 31, 2025 consisted of the following (in thousands):

	February 28, 2026
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$620	$510	$110
Acquired technology	5	326	326	—
Total		$946	$836	$110

	August 31, 2025
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Patents and trademarks	15	$614	$514	$100
Acquired technology	5	333	333	—
Total		$947	$847	$100

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of February 28, 2026 and August 31, 2025 consisted of the following (in thousands):

	February 28,	August 31,
	2026	2025
Accrued compensation and benefits	$2,003	$2,127
Customer deposits	6,302	796
Accrued business expenses	242	215
Accrued professional service fees	73	109
Other (individually less than 5% of total accrued expenses and other current liabilities)	304	529
Total	$8,924	$3,776

4. Investments in Unconsolidated Entities

The Company’s ownership interest and carrying amounts of investments in unconsolidated entities as of February 28, 2026 and August 31, 2025 consisted of the following (in thousands, except percentages):

	February 28, 2026		August 31, 2025
	Percentage		Percentage
	Ownership	Amount	Ownership	Amount
Equity method investments, net	47.62	$49	47.62	$65
Equity investment without readily determinable fair value - Beginning Balance		$—	Various	$876
Dissolution of investee		$—		$(876)
Equity investment without readily determinable fair value - Ending Balance		$—		$—
Total investments in unconsolidated entities		$49		$65

There were no dividends received from unconsolidated entities through February 28, 2026.

Equity Investments without Readily Determinable Fair Value

Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the Company) which do not have readily determinable fair values are recorded as equity investment without readily determinable fair value.

All equity investments without readily determinable fair value are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuers. The recoverable value of the investment was determined based on the Company’s best estimate of the amount that could be realized from the investment, which considered the latest financial information. The impairment losses for the equity investments without readily determinable fair value were zero for the three and six months ended February 28, 2026 and 2025.

Equity Method Investments

In July 2023, Taiwan Bandaoti Zhaoming Co., Ltd, the Company’s subsidiary, had a board resolution to hold an equity interest in Yi Yang Optoelectronics Co., Ltd., accounting for its equity interest using the equity method to accounts for its equity investment as prescribed in ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Equity method adjustments include the Company’s proportionate share of investee’s income or loss and other adjustments required by the equity method. The Company owned 47.62% of the common shares of Yi Yang Optoelectronics Co., Ltd. as of both February 28, 2026 and August 31, 2025.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $41 thousand and $96 thousand for three months and six months ended February 28, 2026, respectively. Lease expense related to these noncancelable operating leases was $34 thousand and $72 thousand for three months and six months ended February 28, 2025, respectively.

Balance sheet information related to the Company’s leases is presented below:

	February 28, 2026	August 31, 2025
Assets
Operating lease right of use assets	$1,047	$1,141
Liabilities
Operating lease liabilities, current	$127	$145
Operating lease liabilities, less current portion	920	996
Total	$1,047	$1,141

The following provides details of the Company’s lease expenses:

	Three Months Ended
	February 28, 2026	February 28, 2025
Operating lease expenses, net	$41	$34

	Six Months Ended
	February 28, 2026	February 28, 2025
Operating lease expenses, net	$81	$72

Other information related to leases is presented below:

	Six Months Ended
	February 28, 2026	February 28, 2025
Cash Paid for amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$81	$72
Weighted Average Remaining Lease Term:
Operating leases	13.80 years	14.08 years
Weighted Average Discount Rate
Operating leases	1.76%	1.76%

As most of the Company’s leases do not provide an implicit rate, the Company uses its average borrowing rate from non-related parties of 1.76% based on the information available at commencement date in determining the present value of lease payments.

The aggregate future noncancelable minimum rental payments for the Company’s operating leases as of February 28, 2026 consisted of the following (in thousands):

Operating
Years Ending August 31,	Leases
Remainder of 2026	$80
2027	105
2028	84
2029	84
2030	76
Thereafter	748
Total future minimum lease payments, undiscounted	1,177
Less: Imputed interest	(130)
Present value of future minimum lease payments	$1,047

Purchase Obligations —The Company had purchase commitments for inventory, property, plant and equipment in the amount of $5.6 million and $461 thousand as of February 28, 2026 and August 31, 2025, respectively.

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

As of February 28, 2026, there was no pending or threatened litigation that could have a material impact on the Company’s financial position, results of operations or cash flows.

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

A total of 1,421 thousand and 1,421 thousand shares was reserved for issuance under the 2010 Plan as of February 28, 2026 and 2025, respectively. As of February 28, 2026 and 2025, there were 429 thousand and 530 thousand shares of common stock available for future issuance under the equity incentive plans, respectively.

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

The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs including the market price of SemiLEDs’ common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several of the Company’s publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of stock units is based upon the market price of SemiLEDs’ common stock on the date of the grant. This fair value is amortized to compensation expense over the vesting term. During the three and six months ended February 28, 2026 and 2025, the Company had no options granted, forfeited, or exercised. As of February 28, 2026 and 2025, the Company had no unvested stock options and the unrecognized compensation costs related to unvested stock options were nil.

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

A summary of the stock-based compensation expense for the three and six months ended February 28, 2026 and 2025 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Cost of revenues	$12	$8	$24	$16
Research and development	11	8	23	16
Selling, general and administrative	19	19	34	28
	$42	$35	$81	$60

7. Net Loss Per Share of Common Stock

The following stock‑based compensation plan awards were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have an antidilutive effect on the net loss per share (in thousands of shares):

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Stock units and stock options to purchase common stock	9	15	25	28

8. Income Taxes

The Company’s loss before income taxes for the three and six months ended February 28, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
U.S. operations	$(101)	$(145)	$(196)	$(283)
Foreign operations	(502)	533	(1,149)	124
Loss before income taxes	$(603)	$388	$(1,345)	$(159)

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions of the legislation that were effective for fiscal 2026 did not have a material impact on the Company's income tax expense for the three and six months ended February 28, 2026 and 2025. The Company is currently assessing the impact of the provisions of the OBBBA that are effective in future years on its future consolidated financial statements.

As of both February 28, 2026 and August 31, 2025, the Company had no unrecognized tax benefits related to tax positions taken in prior periods. The Company files income tax returns in the United States, various U.S. states and certain foreign jurisdictions. The tax years 2020 through 2024 remain open in most jurisdictions. With few exceptions, as of February 28, 2026, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2020.

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

On January 15, 2026, the Company entered into the Seventh Amendment to the Loan Agreements with Simplot Taiwan Inc. and the Eighth Amendment to the Loan Agreements with Trung Doan. The Seventh Amendment to the Loan Agreement with Simplot Taiwan Inc. (i) capitalize all outstanding and unpaid interest due under the Note (the “Unpaid Interest”) into the principal balance of the Loan. As of the Effective Date, the Unpaid Interest was equal to $364,924.63. The parties agreed that the new principal balance of the Loan was $664,924.63, and (ii) extended the maturity date to January 15, 2027. All other terms and conditions of the Loan Agreement with Simplot Taiwan Inc. remained the same. The Eighth Amendment to the Loan Agreement with Trung Doan extended the maturity date to January 15, 2027. All other terms and conditions of the Loan Agreement with Trung Doan remained the same.

As of February 28, 2026 and August 31, 2025, these loans totaled $1.2 million and $800 thousand, respectively.

10. Subsequent Events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company has analyzed its operations subsequent to February 28, 2026 to the date these unaudited condensed consolidated financial statements were issued, finding that no material subsequent events need to be disclosed.

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

•
Our cash position.
•
Our ability to continue or grow buy-sell revenue.
•
Our ability to improve our liquidity, access alternative sources of funding and obtain additional equity capital or credit when necessary for our operations, the difficulty of which may increase if our common stock is delisted from the Nasdaq Capital Market.
•
Our ability to regain and maintain compliance with the continued listing requirements to avoid our stock being delisted from the Nasdaq Capital Market.
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

•
Adverse macroeconomic developments in those selected markets, including India, Japan, the United States and the Netherlands, where our revenues are concentrated, including supply chain delays and the impact of inflation on customer demand.
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

We package our LED chips into LED components, which we sell to distributors and a customer base that is heavily concentrated in a few select markets, including India, Japan, the United States and the Netherlands. We also sell our “Enhanced Vertical,” or EV, LED product series in blue, white, green and UV in selected markets. We sell our LED chips to packagers or to distributors, who in turn sell to packagers. Our lighting products customers are primarily original design manufacturers, or ODMs, of lighting products and the end‑users of lighting devices. We also contract other manufacturers to produce for our sale certain LED products, and for certain aspects of our product fabrication, assembly and packaging processes, based on our design and technology requirements and under our quality control specifications and final inspection process. In addition, beginning in fiscal year 2025, we have entered into number buy-sell orders for equipment that we purchased and then sold to our customer.

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

Recent Development

In the first quarter of fiscal 2026, we entered into buy-sell purchase orders pursuant to which we purchased equipment and then resold the goods to our customer. The revenue relating to these purchase orders was $1.3 million in the first quarter of fiscal 2026, and the associated cost of revenue was $1.2 million. We did not have any buy-sell purchase orders during the second quarter of fiscal 2026.

We anticipate buy-sell purchase orders in the third quarter of fiscal 2026. As a result of these purchase orders and associated uncertainty of the business, our revenue, cost of revenues, receivables, inventories and customer deposits over future quarters may vary significantly. In addition, if our shipments are delayed, revenue recognition may be delayed into future quarters. We cannot assure you when, or if, the revenue will be recognized, when payments will be received, or if we will receive further orders in the future.

Key Factors Affecting Our Financial Condition, Results of Operations and Business

The following are key factors that we believe affect our financial condition, results of operations and business:

•
Our ability to continue or grow with buy-sell revenue. Our recent reliance on buy-sell purchase orders of equipment has improved our gross profit, operating results and cash flows. We anticipate our buy-sell purchase orders will fluctuate from period to period. However, if orders diminish or cease altogether, our gross margin, operating results, and cash flows could be adversely affected.
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
•
General economic conditions and geographic concentration. Many countries including the United States and the European Union (the “E.U.”) members have instituted, or have announced plans to institute, government regulations and programs designed to encourage or mandate increased energy efficiency in lighting. These actions include in certain cases banning the sale after specified dates of certain forms of incandescent lighting, which are advancing the adoption of more energy efficient lighting solutions such as LEDs. When the global economy slows or a financial crisis occurs, consumer and government confidence declines, with levels of government grants and subsidies for LED adoption and consumer spending likely to be adversely impacted. Our revenues have been concentrated in a few select markets, including India, Japan, the United States and the Netherlands. Given that we are operating in a rapidly changing industry, our sales in specific markets may fluctuate from quarter to quarter. Therefore, our financial results will be impacted by general economic and political conditions in such markets. For example, the aggressive support by the Chinese government for the LED industry through significant government incentives and subsidies to encourage the use of LED lighting and to establish the LED‑sector companies has resulted in production overcapacity in the market and intense competition. Furthermore, due to Chinese package manufacturers increasing usage of domestic LED chips, prices are increasingly competitive, leading to Chinese manufacturers growing market share in the global LED industry. In addition, we have historically derived a significant portion of our revenues from a limited number of customers. Some of our largest customers and what we produce for them have changed from quarter to quarter primarily as a result of the timing of discrete, large project‑based purchases and broadening customer base, among other things. For the three and six months ended February 28, 2026, sales to our three largest customers, in the aggregate, accounted for 59% of our revenues.
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
•
Cash position. Our cash and cash equivalents increased to $4.0 million as of February 28, 2026 from $2.4 million as of February 28, 2025. We have implemented actions to accelerate operating cost reductions and improve operational efficiencies. The plan is further enhanced through the fabless business model in which we implemented certain workforce reductions and are exploring the opportunities to sell certain equipment related to the manufacturing of vertical LED chips, in order to reduce the idle capacity charges and minimize our research and development activities associated with chips manufacturing operation. Based on our current financial projections and assuming our outstanding notes are converted or extended, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months.

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

Gross Versus Net Revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which are used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether an entity is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which an entity controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent. Under the guidance when another party is involved in providing a good or service to a customer, an entity is a principal if the entity obtains control of the asset or right to a service performed by the other party.

The Company’s revenues for the six months ended February 28, 2026 were significantly derived from buy-sell purchase orders of equipment.

Under buy-sell purchase orders, the Company purchases certain machinery and equipment (the “Goods”) from vendors and sells them to customers. Control of the Goods, including title and risk of loss, transfers to customers upon delivery at their designated seaport, and the Company has discretion in establishing prices. Accordingly, revenue from these transactions is recognized at the gross sales price.

Accounts Receivable

The allowance for doubtful accounts is based on management’s assessment of the collectability of customer accounts. Management regularly reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. No bad debt expenses were recognized during the three and six months ended February 28, 2026 and 2025.

Write-down of Inventories

The Company writes down excess and obsolete inventory to its estimated net realizable value. The net realized value of inventories is the estimated selling price in the ordinary course of business less the estimated costs of completion and disposal. The estimation of net realized value is based on current market conditions and historical experience with product sales of similar nature. Changes in market conditions may have a material impact on the estimation of the net realizable value. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped. Inventory write‑downs to estimated net realizable values were $126 thousand and $50 thousand for the three months ended February 28, 2026 and 2025, respectively.

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

The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On February 28, 2026, the exchange rate was 31.23 NT dollars to one U.S. dollar. On April 6, 2026, the exchange rate was 31.52 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Results of Operations

Three Months Ended February 28, 2026 Compared to the Three Months Ended February 28, 2025

	Three Months Ended
	February 28, 2026		February 28, 2025
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$26	2%	$29	—%	$(3)	(10)%
LED components	423	40%	682	6%	(259)	(38)%
Lighting products	69	7%	58	1%	11	19%
Other revenues (1)	546	51%	10,103	93%	(9,557)	(95)%
Total revenues, net	1,064	100%	10,872	100%	(9,808)	(90)%
Cost of revenues	1,058	99%	9,869	91%	(8,811)	(89)%
Gross profit	$6	1%	$1,003	9%	$(997)	(99)%

____________________

(1) Other revenues for the three months ended February 28, 2026 primarily include revenues attributable to the sale of epitaxial wafers, scraps and raw materials and the provision of services and a joint development project with CrayoNano AS, and other revenues for the three months ended February 28, 2025 primarily represent revenues attributable to buy-sell purchase orders of equipment.

Revenues, net

Our revenues decreased by 90% from $10.9 million for the three months ended February 28, 2025 to $1.1 million for the three months ended February 28, 2026. The decrease in revenues was driven almost entirely by the $10.0 million decrease in sales of other revenues as a result of the absence of any buy-sell purchase orders of equipment in the three months ended February 28, 2026.

Revenues attributable to the sales of our LED chips were $26 thousand and $29 thousand of our revenues for the three months ended February 28, 2026 and 2025, respectively. The decrease in sales of LED chips was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components were $423 thousand and $682 thousand for the three months ended February 28, 2026 and 2025, respectively. The decrease in sales of LED components was primarily due to varying volumes sold for the LED components.

Revenues attributable to the sales of our lighting products were $69 thousand and $58 thousand for the three months ended February 28, 2026 and 2025, respectively. The increase in sales of lighting products was primarily due to varying volumes sold for lighting products.

Revenues attributable to our other revenues were $546 thousand and $10.1 million of our revenues for the three months ended February 28, 2026 and 2025, respectively. The decrease in other revenues was primarily due to absence of buy-sell purchase orders of equipment in the three months ended February 28, 2026.

Cost of Revenues

Our cost of revenues decreased by 89% from $10 million for the three months ended February 28, 2025 to $1.1 million for the three months ended February 28, 2026. The decrease in cost of revenues was due to the absence of cost of equipment relating to buy-sell purchase orders of equipment.

Gross Profit

Our gross profit represented 1% and 9% of our revenues for the three months ended February 28, 2026 and 2025, respectively. The decrease in gross margin for the three months ended February 28, 2026 was primarily due to the absence of buy-sell purchase orders of equipment.

Operating Expenses

	Three Months Ended
	February 28, 2026		February 28, 2025
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$276	26%	$279	$2%	$(3)	(1)%
Selling, general and administrative	575	54%	614	6%	(39)	(6)%
Total operating expenses	$851	80%	$893	8%	$(42)	(5)%

Research and development

Our research and development expenses decreased from $279 thousand for the three months ended February 28, 2025 to $276 thousand for the three months ended February 28, 2026. The decrease was primarily due to a $55 thousand increase in payroll expense offset by a $60 thousand decrease in materials and supplies used in research and development.

Selling, general and administrative

Our selling, general and administrative expenses decreased from $614 thousand for the three months ended February 28, 2025 to $575 thousand for the three months ended February 28, 2026. The decrease was mainly attributable to a $37 thousand decrease in shipping expense, a $27 thousand decrease in payroll expense and a $23 thousand decrease in professional service expense, partially offset by a $31 thousand increase in utilities expense and a $31 thousand increase in travel expense.

Other Income

	Three Months Ended
	February 28, 2026		February 28, 2025
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment loss from unconsolidated entities	$(6)	(1)%	(10)	—%
Interest expenses, net	(22)	(2)	(42)	—%
Other income, net	275	26%	265	2%
Foreign currency transaction (loss) gain, net	(5)	—%	65	1%
Total other income, net	$242	23%	$278	3%

Investment loss from unconsolidated entities Investment loss from unconsolidated entities decreased from $10 thousand for the three months ended February 28, 2025 to $6 thousand for the three months ended February 28, 2026, primarily due to the increase in the fair value of equity method investments.

Interest expenses, net Interest expenses, net, which primarily consisted of accrued interest payments on loans with our Chairman and Chief Executive Officer and our largest shareholder, decreased from $42 thousand for the three months ended February 28, 2025 to $22 thousand for the three months ended February 28, 2026. The decrease in interest expense, net was primarily due to the repayment of $1.6 million of loan principal in fiscal year 2025.

Other income, net Other income, net increased from $265 thousand for the three months ended February 28, 2025 to $275 thousand for the three months ended February 28, 2026, primarily due to increased rental income.

Foreign currency transaction (loss) gain, net We recognized a net foreign currency transaction loss of $5 thousand and a net foreign currency transaction gain of $65 thousand for the three months ended February 28, 2026 and 2025, respectively, primarily due to the impact of fluctuations in the exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

Income Tax Expense

Our effective tax rate is expected to be approximately zero for both fiscal year 2026 and 2025, since Taiwan Bandaoti Zhaoming Co., Ltd. incurred losses, and because we provided a full valuation allowance on all deferred tax assets, which consisted primarily of net operating loss carryforwards and foreign investment loss.

Six Months Ended February 28, 2026 Compared to the Six Months Ended February 28, 2025

	Six Months Ended
	February 28, 2026		February 28, 2025
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
LED chips	$31	1%	$94	1%	$(63)	(67)%
LED components	1,115	31%	1,243	11%	(128)	(10)%
Lighting products	116	3%	117	1%	(1)	(1)%
Other revenues (1)	2,371	65%	10,679	88%	(8,308)	(78)%
Total revenues, net	3,633	100%	12,133	101%	(8,500)	(70)%
Cost of revenues	3,609	99%	10,870	90%	(7,261)	(67)%
Gross profit	$24	1%	$1,263	11%	$(1,239)	(98)%

____________________

(1) Other revenues for the six months ended February 28, 2026 and 2025 primarily represent revenues attributable to buy-sell purchase orders of equipment.

Revenues, net

Our revenues decreased by 70% from $12.1 million for the six months ended February 28, 2025 to $3.6 million for the six months ended February 28, 2026. The decrease in revenues was driven almost entirely by the $8.7 million decrease in sales of other revenues as a result of a reduction in buy-sell purchase orders of equipment.

Revenues attributable to the sales of our LED chips were $31 thousand and $94 thousand of our revenues for the six months ended February 28, 2026 and 2025, respectively. The decrease in sales of LED chips was primarily due to varying volumes sold for the LED chips.

Revenues attributable to the sales of our LED components were $1.1 million and $1.2 million for the six months ended February 28, 2026 and 2025, respectively. The decrease in sales of LED components was primarily due to varying volumes sold for the LED components.

Revenues attributable to the sales of our lighting products were $116 thousand and $117 thousand for the six months ended February 28, 2026 and 2025, respectively. The decrease in sales of lighting products was primarily due to varying volumes sold for lighting products.

Revenues attributable to our other revenues were $2.4 million and $10.7 million of our revenues for the six months ended February 28, 2026 and 2025, respectively. The decrease in other revenues was primarily due to a reduction in buy-sell purchase orders of equipment.

Cost of Revenues

Our cost of revenues decreased by 67% from $10.9 million for the six months ended February 28, 2025 to $3.6 million for the six months ended February 28, 2026. The decrease in cost of revenues was due to a reduction in the cost of equipment relating to buy-sell purchase orders of equipment.

Gross Profit

Our gross profit represented 1% and 11% of our revenues for the six months ended February 28, 2026 and 2025, respectively. The decrease in gross margin for the six months ended February 28, 2026 was primarily due to a reduction in revenue relating to buy-sell purchase orders of equipment.

Operating Expenses

	Six Months Ended
	February 28, 2026		February 28, 2025
		% of		% of	Change	Change
	$	Revenues	$	Revenues	$	%
	(in thousands)
Research and development	$632	17%	$500	4%	$132	26%
Selling, general and administrative	1,278	34%	1,310	11%	(32)	(2)%
Gain on disposals of long-lived assets, net	(30)	(1)%	—	—%	(30)	—%
Total operating expenses	$1,880	52%	$1,810	15%	$70	4%

Research and development

Our research and development expenses increased from $500 thousand for the three months ended February 28, 2025 to $632 thousand for the six months ended February 28, 2026. The increase was primarily due to a $131 thousand increase in payroll expense.

Selling, general and administrative

Our selling, general and administrative expenses decreased from $1.3 million for the six months ended February 28, 2025 to $1.3 million for the three months ended February 28, 2026. The decrease was mainly attributable to a $75 thousand decrease in payroll expense and a $37 thousand decrease in professional service expense, partially offset by a $40 thousand increase in utilities expense, a $12 thousand increase in travel expense and a $8 thousand increase in depreciation expense.

Gain on disposal of long-lived assets, net

We recognized a net gain of $30 thousand and zero on the disposal of long-lived assets for the six months ended February 28, 2026 and 2025, respectively. Due to the excess capacity charges that we have suffered for the last few years, and considering the risk of technological obsolescence and according to the production plan built based on our sales forecast, we disposed of certain of our idle equipment.

Other Income

	Six Months Ended
	February 28, 2026		February 28, 2025
		% of		% of
	$	Revenues	$	Revenues
	(in thousands)
Investment loss from unconsolidated entities	$(15)	—%	$(13)	—%
Interest expenses, net	(34)	—%	(109)	—%
Other income, net	544	15%	547	5%
Foreign currency transaction gain (loss), net	16	—%	(37)	—%
Total other income, net	$511	14%	$388	5%

Investment loss from unconsolidated entities Investment loss from unconsolidated entities increased from $13 thousand for the three months ended February 28, 2025 to $15 thousand for the six months ended February 28, 2026, primarily due to the decrease in the fair value of equity method investments.

Interest expenses, net Interest expenses, net, which primarily consisted of accrued interest payments on loans with our Chairman and Chief Executive Officer and our largest shareholder, decreased from $109 thousand for six months ended February 28, 2025 to $34 thousand for six months ended February 28, 2026. The decrease in interest expense, net was primarily due to the repayment of $1.6 million of loan principal in fiscal year 2025.

Other income, net Other income, net decreased from $547 thousand for three months ended February 28, 2025 to $544 thousand for six months ended February 28, 2026, primarily due to reduced rental income.

Foreign currency transaction gain (loss), net We recognized a net foreign currency transaction gain of $16 thousand and a net foreign currency transaction loss of $37 thousand for three months ended February 28, 2026 and 2025, respectively, primarily due to the impact of fluctuations in the exchange rate of the U.S. dollar against the NT dollar from bank deposits and accounts receivable.

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

Sources and Uses of Cash

As of February 28, 2026 and August 31, 2025, we had cash and cash equivalents of $4.0 million and $2.6 million, respectively, which were predominately held in U.S. dollar denominated demand deposits and/or money market funds. We require cash to fund our operating expenses, working capital requirements and service our debts, including principal and interest.

As of April 6, 2026, we had no available credit facility.

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

Our long-term debt, which consisted of NT dollar denominated long-term notes and loans from our Chairman and our largest shareholder, totaled $1.5 million and $1.7 million as of February 28, 2026 and August 31, 2025, respectively.

Our NT dollar denominated long-term notes totaled $658 thousand and $908 thousand as of February 28, 2026 and August 31, 2025, respectively. These long-term notes consist of two loans which we entered into on July 5, 2019, with aggregate amounts of $3.2 million (NT$100 million). The first loan originally for $2.0 million (NT$62 million) has an annual floating interest rate equal to the NTD base lending rate plus 0.64% (or 2.415% currently), and was exclusively used to repay the existing loans. The second loan originally for $1.2 million (NT$38 million) has an annual floating interest rate equal to the NTD base lending rate plus 1.02% (or 2.795% currently) and is available for operating capital. These loans are secured by an $80 thousand (NT$2.5 million) security deposit and a first priority security interest on the Company’s headquarters building.

•
Starting from May 2021, the first note payable requires monthly payments of principal in the amount of $25 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 28, 2026, our outstanding balance on this note payable was approximately $408 thousand.
•
Starting from May 2021, the second note payable requires monthly payments of principal in the amount of $15 thousand plus interest over the 74-month term of the note with final payment to occur in July 2027 and, as of February 28, 2026, our outstanding balance on this note payable was approximately $250 thousand.

Property, plant and equipment pledged as collateral for our notes payable were $1.5 million and $1.7 million as of February 28, 2026 and August 31, 2025, respectively.

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

On January 15, 2026, we entered into the Seventh Amendment to the Loan Agreements with Simplot Taiwan Inc. and the Eighth Amendment to the Loan Agreements with Trung Doan. The Seventh Amendment to the Loan Agreement with Simplot Taiwan Inc. (i) capitalize all outstanding and unpaid interest due under the Note (the “Unpaid Interest”) into the principal balance of the Loan. As of the Effective Date, the Unpaid Interest was equal to $364,924.63. The parties agreed that the new principal balance of the Loan was $664,924.63, and (ii) extended the maturity date to January 15, 2027. All other terms and conditions of the Loan Agreement with Simplot Taiwan Inc. remained the same. The Eighth Amendment to the Loan Agreement with Trung Doan extended the maturity date to January 15, 2027. All other terms and conditions of the Loan Agreement with Trung Doan remained the same.

As of February 28, 2026 and August 31, 2025, these loans totaled $1.2 million and $800 thousand, respectively.

Working Capital

We have incurred significant losses since inception, including net loss attributable to SemiLEDs stockholders of $603 thousand and net income attributable to SemiLEDs stockholders of $388 thousand during the three months ended February 28, 2026 and 2025, respectively. Net cash provided by operating activities for the six months ended February 28, 2026 was $1.6 million. As of February 28, 2026, we had cash and cash equivalents of $4.0 million. We have undertaken actions to decrease losses incurred and implemented cost reduction programs in an effort to transform the Company into a profitable operation. In addition, we are planning to issue additional equity to our stockholders.

We estimate that our cash requirements to service debt and contractual obligations in fiscal 2026 is approximately $2.0 million, which we expect to fund through the issuance of additional equity to repay principal and accrued interest and through loan extensions. Based on our current financial projections and assuming the successful implementation of our liquidity plans, we believe that we will have sufficient sources of liquidity to fund our operations and capital expenditure plans for the next 12 months and beyond. The remaining loans with each of our Chairman and Chief Executive Officer and our largest shareholder are expected to be extended upon maturity or repaid with equity. However, there can be no assurances that our planned activities will be successful in raising additional capital, reducing losses and preserving cash. If we are not able to generate positive cash flows from operations, we may need to consider alternative financing sources and seek additional funds through public or private equity financings or from other sources, or refinance our indebtedness, to support our working capital requirements or for other purposes. There can be no assurance that additional debt or equity financing will be available to us or that, if available, such financing will be available on terms favorable to us.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited interim condensed consolidated financial statements, which are included elsewhere in this Quarterly Report (in thousands):

	Six Months Ended
	February 28, 2026	February 28, 2025
Net cash provided by operating activities	$1,564	$1,247
Net cash used in investing activities	$(16)	$(258)
Net cash used in financing activities	$(230)	$(351)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the six months ended February 28, 2026 and 2025 was $1.6 million and $1.2 million, respectively. The increase in cash flows provided by operating activities was primary attributable to a $9.7 million decrease of inventory, a $1.7 million decrease of accounts receivables, a $192 thousand decrease of prepaid expenses and other current assets and a $132 thousand increase of inventory write downs, partially offset by a $7.2 million decrease of accrued expenses, a $3.1 million decrease of accounts payable and a $1.2 million increase in net loss.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended February 28, 2026 and 2025 was $16 thousand and $258 thousand, respectively, primarily for the purchases of property, plant and equipment during each period.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the six months ended February 28, 2026 and 2025 was $230 thousand and $351 thousand, respectively. The decrease in cash flows used in financing activities was primarily due to the acquisition of noncontrolling interest of $130 thousand during the six months ended February 28, 2025.

Capital Expenditures

We had capital expenditures of $44 thousand and $238 thousand for the six months ended February 28, 2026 and 2025, respectively. Our capital expenditures consisted primarily of the purchases of machinery and equipment, construction in progress, prepayments for our manufacturing facilities and prepayments for equipment purchases. We expect to continue investing in capital expenditures in the future as we expand our business operations and invest in such expansion of our production capacity as we deem appropriate under market conditions and customer demand. However, in response to controlling capital costs and maintaining financial flexibility, our management continues to monitor prices and, consistent with its existing contractual commitments, may decrease its activity level and capital expenditures as appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer, or CEO, and our chief financial officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of February 28, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon the aforementioned evaluation, our CEO and CFO have concluded that, as of February 28, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material pending legal proceedings or claims as of February 28, 2026.

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

On January 30, 2026, we received a notice from Nasdaq indicating that we did not meet the minimum of $2.5 million in stockholders’ equity required by Nasdaq Listing Rule 5550(b)(1) for continued listing or the alternatives of market value of listed securities or net income from continuing operations. Pursuant to the Nasdaq listing rule, we submitted a plan to Nasdaq. Nasdaq accepted our plan, and we were granted an extension of up to 180 calendar days from January 30, 2026 to evidence compliance.

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

In the first quarter of fiscal 2026, we entered into buy-sell purchase orders pursuant to which we purchased equipment and then resold the goods to our customer. The revenue relating to these purchase orders was $1.3 million, and the associated cost of revenue was $1.2 million. We did not have any buy-sell purchase orders during the second quarter of fiscal 2026.

We anticipate buy-sell purchase orders in the third quarter of fiscal 2026. As a result of these purchase orders and associated uncertainty of the business, our revenue, cost of revenues, receivables, inventories and customer deposits over future quarters may vary significantly. In addition, if our shipments are delayed, revenue recognition may be delayed into future quarters. We cannot assure you when, or if, the revenue will be recognized, when payments will be received, or if we will receive further orders in the future.

Trade matters, including tariffs, may impact our ability to compete cost-effectively.

Our operations are subject to complex trade and customs laws, regulations, and tax requirements. The countries in which our products are sold may impose duties, tariffs, or other restrictions from time to time on our sales or adversely change existing restrictions. For example, the United States has recently imposed substantial tariffs on goods imported from many countries, including a 15% tariff on goods imported from Taiwan. In fiscal year 2025, 1.6 percent of our products, by dollar value, were sold into the United States. The current political landscape, including with respect to the United States’ foreign policy priorities and relations with trading partners, has introduced greater uncertainty with respect to future tax and trade policy. We are unable to determine the impact that changes in tax and trade policy could have on our sales into the United States or other countries, but it could be material.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended February 28, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1

Seventh Amendment to Loan Agreement dated January 15, 2026 between SemiLEDs Corporation and Simplot Taiwan Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2026)

10.2

Eighth Amendment to Loan Agreement dated January 15, 2026 between SemiLEDs Corporation and Trung Doan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2026)

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

SEMILEDS CORPORATION
(Registrant)

Dated:	April 14, 2026	By:	/s/ Christopher Lee
		Name:	Christopher Lee
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)